Form 10-Q
period 1996-03-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 1996-05-15
CIK 908652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996.

Commission file number 000-22150

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          ----------------------------------------------------------
          (Exact name of the registrant as specified in its charter)

           Delaware                                 74-0405386
- -------------------------------              --------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

             1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056
         -------------------------------------------------------------
                   (Address of principal executive offices)


                                (713) 850-1010
         ------------------------------------------------------------
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         As of May 10, 1996 there were
                      18,214,160 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

- --------------------------------------------------------------------------------
                                                                       PAGE
PART I.                      FINANCIAL INFORMATION                    NUMBER
- --------------------------------------------------------------------------------
Item 1.                      Financial Statements                        2

                             Condensed Unaudited Consolidated
                             Balance Sheets at March 31, 1996
                             and December 31, 1995                       3

                             Condensed Unaudited Consolidated
                             Statements of Income for the Three
                             Months Ended March 31, 1996 and
                             March 31, 1995                              4

                             Condensed Unaudited Consolidated
                             Statements of Stockholders' Equity
                             for the Three Months Ended March
                             31, 1996                                    5

                             Condensed Unaudited Consolidated
                             Statements of Cash Flows for the
                             Three Months Ended March 31, 1996
                             and March 31, 1995                          6

                             Notes to Condensed Unaudited
                             Consolidated Financial Statements          7-9

Item 2.                      Management's Discussion and
                             Analysis of Financial Condition
                             and Results of Operations                 10-14
- --------------------------------------------------------------------------------
PART II.                     OTHER INFORMATION
- --------------------------------------------------------------------------------
Item 1.                      Legal Proceedings                    Not Applicable

Item 2.                      Changes in Securities                Not Applicable

Item 3.                      Defaults upon Senior Securities      Not Applicable

Item 4.                      Submission of Matters to a Vote of
                             Security Holders                     Not Applicable

Item 5.                      Other Information                    Not Applicable

Item 6.                      Exhibits and Reports on Form 8-K          15
- --------------------------------------------------------------------------------
Signatures                                                             16
- --------------------------------------------------------------------------------


                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The accompanying condensed unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,        December 31,
           ASSETS                                                          1996               1995
           ------                                                     --------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                             $ 10,218,831      $ 16,628,704
  Accounts receivable--trade and other                                     1,616,666         1,162,099
  Inventory                                                                2,519,234         2,780,931
  Other current assets                                                     2,620,902         3,146,626
                                                                        ------------      ------------
    Total current assets                                                  16,975,633        23,718,360
PROPERTY AND EQUIPMENT, net                                              120,281,093       111,569,804
GOODWILL, net of amortization of $883,000 and $849,000, respectively       3,171,308         3,205,094
OTHER ASSETS, net                                                          1,783,870         1,508,105
                                                                        ------------      ------------
    Total assets                                                        $142,211,904      $140,001,363
                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $  6,278,024      $ 11,176,551
  Accrued liabilities                                                      4,777,175         3,721,325
  Income taxes payable                                                     1,323,829                --
  Current portion of long-term notes and other obligations                   264,502           299,222
                                                                        ------------      ------------
    Total current liabilities                                             12,643,530        15,197,098

LONG-TERM NOTES AND OTHER OBLIGATIONS, NON-CURRENT                           317,080           368,349
DEFERRED INCOME TAXES & OTHER LIABILITIES                                  2,226,046         2,226,046
                                                                        ------------      ------------
    Total liabilities                                                     15,186,656        17,791,493

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 2,000,000 shares authorized,
   none outstanding                                                               --                --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   18,204,220 and 18,050,520 issued and outstanding, respectively            182,042           180,505
  Additional paid-in capital                                             107,921,211       106,242,850
  Retained earnings                                                       18,921,995        15,786,515
                                                                        ------------      ------------
    Total stockholders' equity                                           127,025,248       122,209,870
                                                                        ------------      ------------
    Total liabilities and stockholders' equity                          $142,211,904      $140,001,363
                                                                        ============      ============

   The accompanying notes are an integral part of these condensed unaudited financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended
                                          ------------------------------
                                                     March 31,
                                              1996              1995
                                          ------------------------------
REVENUES                                  $34,819,597        $20,612,615
OPERATING COSTS AND EXPENSES:
     Cost of sales                         10,476,060          6,373,332
     Restaurant labor                       8,873,733          5,260,776
     Other restaurant operating expenses    7,265,003          4,421,083
     Depreciation and amortization          2,132,901          1,041,648
     General and administrative expenses    1,272,663            880,694
                                          -----------        -----------
          Total operating costs and
           expenses                        30,020,360         17,977,533
                                          -----------        -----------
OPERATING INCOME                            4,799,237          2,635,082

OTHER (INCOME) EXPENSE:
     Interest (income) expense, net          (158,104)          (176,288)
     Other, net                                58,154             16,683
                                          -----------        -----------
          Total other (income) expense        (99,950)          (159,605)
                                          -----------        -----------
INCOME BEFORE INCOME TAXES                  4,899,187          2,794,687
PROVISION FOR INCOME TAXES                  1,763,707            992,115
                                          -----------        -----------

NET INCOME                                $ 3,135,480        $ 1,802,572
                                          ===========        ===========
NET INCOME PER SHARE                            $0.17              $0.12
                                                =====              =====
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND COMMON SHARE EQUIVALENTS
 OUTSTANDING                               19,000,000         14,850,000
                                          ===========        ===========


The accompanying notes are an integral part of these condensed unaudited financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                 CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF
                             STOCKHOLDERS' EQUITY

                                                               Common Stock       Additional
                                                           -------------------     Paid-In      Retained
                                                             Shares     Amount     Capital      Earnings       Total
                                                           ----------  --------  ------------  -----------  ------------
Balance, December 31, 1995                                 18,050,520  $180,505  $106,242,850  $15,786,515  $122,209,870
Net  income                                                       ---       ---           ---    3,135,480     3,135,480
Exercise of stock options and
 income tax benefit                                           153,700     1,537     1,678,361          ---     1,679,898
Balance, March 31, 1996                                    ----------  --------  ------------  -----------  ------------
                                                           18,204,220  $182,042  $107,921,211  $18,921,995  $127,025,248
                                                           ==========  ========  ============  ===========  ============

     The accompanying notes are an integral part of these condensed unaudited financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS,INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months Ended
                                          ----------------------------
                                                  March 31
                                             1996           1995
                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                           $  3,135,480    $  1,802,572
     Adjustments to reconcile net
      income to net cash provided
      by operating activities--
         Depreciation and amortization       2,132,901       1,041,648
         Change in assets and
           liabilities-net                  (2,332,921)      2,394,106
                                          ------------    ------------
                    Total adjustments         (200,020)      3,435,754
                                          ------------    ------------
               Net cash provided by
                (used in) operating
                activities                   2,935,460       5,238,326
                                            ----------     -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions      (10,205,119)    (12,629,291)
     Other assets                             (306,655)        (18,228)
                                          ------------    ------------
        Net cash used in investing
          activities                       (10,511,774)    (12,647,519)
                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and
      other long-term obligations              (85,989)       (125,280)
     Proceeds from exercise of stock
      options                                1,252,430         501,000
                                            ----------     -----------

         Net cash provided by
          (used in) financing
          activities                         1,166,441         375,720

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            (6,409,873)     (7,033,473)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                  16,628,704      19,502,075
                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                             $ 10,218,831    $ 12,468,602
                                          ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
     Cash payments during the period
      for--
          Income taxes                         $17,800    $  1,246,000
          Interest                              15,700          20,400

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

     The financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 1995. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company's December 31, 1995, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

Cash and Cash Equivalents

     For purposes of the condensed statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Goodwill and Non-Compete Agreements

     Goodwill and non-compete agreements are amortized over 30 years and 15 years (or the life of the related agreement), respectively.

Earnings per Share

     Net income per share has been computed by dividing net income by the weighted average common and common share equivalents outstanding, if material. Common stock equivalent shares, which relate to stock options, are included in the weighted average using the treasury stock method, when the effect is material and dilutive.

New Accounting Principles

     In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. This statement establishes a fair value based method of accounting for stock-based compensation plans. The Company currently accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to the new standard, the Company will provide certain pro forma disclosures related to its stock based compensation in the notes to its financial statements for the year ending December 31, 1996.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


2. Accrued Liabilities

     Accrued liabilities are comprised of the following:

                                                  March 31, 1996     December 31, 1995
                                                ------------------  -------------------
Payroll and related costs                             $1,644,051         $   813,747
Deferred income taxes                                    200,000             200,000
Taxes, other than payroll and income
 taxes                                                 1,639,055           1,298,875

Other                                                  1,294,069           1,408,703
                                                      ----------          ----------
                                                      $4,777,175          $3,721,325
                                                      ==========          ==========

3.  Debt

     The Company has a $25 million unsecured line of credit from a bank which matures in May 1997, and is available for expansion and other general corporate purposes. The terms of the line of credit require periodic or monthly interest payments; interest on borrowings at the bank's reference rate, as defined, or an Offshore Rate plus 3/4%, as defined; and, for the Company to maintain tangible net worth, as defined, of $90 million. Moreover, the terms prohibit the Company from incurring losses in two consecutive quarters.

4.  Contingencies

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of all legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

5.  Recent Developments

     On April 18, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a wholly-owned subsidiary of the Company would merge with and into Bayport Restaurant Group, Inc. ("Bayport") ("PORT"/NASDAQ), resulting in Bayport becoming a wholly-owned subsidiary of the Company (the "Merger"). Bayport operates 17 full-service casual dining seafood restaurants under the name "The Crab House" and has four Crab House restaurants under construction. Bayport's Crab House restaurants are located primarily in

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Florida, with additional locations in several other mainly southeastern states. Prior to the Merger, the Company has agreed to loan Bayport up to $11 million to be used by Bayport to continue construction of these four Crab House restaurants. Funding by the Company of the Bayport construction loan will be from available capital under the Company's existing credit lines, and is not expected to impact the Company's own development and expansion plans in any manner.

Under the terms of the Merger Agreement, the Company will issue an aggregate number of shares of Landry's Common Stock which is equal to .2105 (the "Exchange Ratio"), subject to adjustment, multiplied by the number of outstanding shares of Bayport Common Stock. Based on 9,655,599 shares of Bayport Common Stock issued and outstanding on May 6, 1996, the Company will issue approximately 2,032,503 shares of Landry's Common Stock for the merger, subject to adjustments, including an equivalent share price collar adjustment above $22.00 and below $15.00 per share of Landry's Common Stock for the average of the daily closing prices for a specified number of trading days. Shares of outstanding Bayport Preferred Stock, aggregating 2,136,499 shares as of May 6, 1996, will be exchanged for approximately 112,433 shares of the Company's newly issued Preferred Stock, subject to equivalent adjustments. Landry's Preferred Stock will have essentially the same rights as the Bayport Preferred Stock, among which will be conversion rights into Landry's Common Stock, on a one-for-one basis, after the merger and exchange. In addition, the Exchange Ratio is subject to a downward adjustment (i.e. providing for issuance of fewer Landry's shares) in the event that Bayport's costs of construction of four restaurants presently under construction exceed $13 million and/or if pre-opening costs relating to these four restaurants exceed $1.65 million. The Merger is expected to close in the Company's third quarter, ending on September 30, 1996. Costs and charges related to the Merger are expected to be significant and are currently estimated to approximate $8 to $10 million; such costs and charges will be expensed in the quarter in which the Merger is consummated or abandoned.

On April 30, 1996, the Company filed a registration statement for the aggregate sale of 4,500,000 shares of the Company's Common Stock by the Company and a selling stockholder. Net proceeds of the Company's common stock offering will be used to fund the Company's existing planned expansion and development programs of Landry's Seafood House and Joe's Crab Shack restaurants and general corporate purposes, and if the Merger is consummated, to fund expansion of Crab House restaurants and repayment of Bayport related outstanding debt and merger costs.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company's operations may be impacted by changes in federal tax and other governmental policies which affect the deductibility of business and entertainment expenses and levels of disposable income. The Revenue Reconciliation Act of 1993 included matters which could impact the restaurant business and the Company's operations. These included a reduction in the business tax deduction available for restaurant meals, as well as an increase in the tax rate for individuals, with a greater increase for those persons who are in the higher income bracket and, therefore, could reasonably be expected to eat in the Company's restaurants on a more frequent basis. The Company can make no prediction as to the ultimate effect of the Revenue Reconciliation Act of 1993 on the Company's business and operation; however, the Company does not believe the Revenue Reconciliation Act of 1993 will significantly affect its on-going business. Additionally, on-going proposals mandating medical and parental leave benefits, requiring employers to provide health insurance to part-time employees and increases in the federal or certain states' minimum wage will, if enacted, increase the Company's employee costs.

     If the Merger is consummated, the Company would recognize a one-time charge that it believes will be approximately $8.0 million to $10.0 million. This charge would be recorded in the quarter in which the Merger is consummated (expected to be the third quarter of 1996). The actual expenses would be significant for such quarter. In addition, the Company's restaurant base would increase significantly through the acquisition of the Bayport restaurants pursuant to the Merger. Such restaurants have materially different profit margins, costs to construct, costs of sales as percentages of restaurants sales, operating expenses, and other restaurant performance factors than the Company's restaurants. The Company would attempt to reduce construction and operating costs of the Bayport restaurants without reducing the quality of their service or food. However, there can be no assurances that the Company would be able to operate the Bayport restaurants in a manner that is different from the way such restaurants are currently being constructed or operated. As a result, the Company's profit margin, cost to construct, cost of sales as percentages of restaurant sales, operating expenses and other restaurant performance factors may be materially different than the Company's on a stand-alone basis.

     The report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its accelerated expansion strategy (including the consummation of the Merger), changes in costs of food, labor, and employee benefits, the ability of the Company to continue to acquire prime locations at acceptable lease or purchase terms, as well

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

     The following table sets forth the components of income from operations as a percentage of revenues for the periods indicated:

                                          Three Months Ended
                                            March 31, 1996
                                          -------------------
                                            1996       1995
                                          --------   --------
Revenues                                    100.0%    100.0%
Operating costs and expenses:
     Cost of sales                           30.1      30.9
     Restaurant labor                        25.5      25.5
     Other restaurant operating expenses     20.9      21.4
     Depreciation and amortization            6.1       5.1
     General and administrative expenses      3.7       4.3
                                            -----     -----
          Total operating costs and          86.3      87.2
           expenses                         -----     -----
Operating income                             13.7      12.8
Other (income) expense:
     Interest (income) expense, net          (0.5)     (0.8)
     Other, net                               0.2       0.1
                                            -----     -----
          Total other (income) expense,
           net                               (0.3)     (0.7)
                                            -----     -----
Income before income taxes
Provision for income taxes                   14.0      13.5
                                              5.0       4.8
Net income                                  -----     -----
                                              9.0%      8.7%
                                            =====     =====

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     Revenues increased $14,206,982, or 68.9%, from $20,612,615 to $34,819,597 in the three months ended March 31, 1996, compared to the three months ended March 31, 1995. The increase in revenue was attributable to revenues from new restaurant openings. There was a nominal change in revenues from units opened prior to 1995. Several of the Company's restaurants that opened during late 1994 and early 1995 opened at volumes in excess of the Company's average unit volumes. Subsequently, however, the Company has experienced a moderation of their initial unit volumes.

     As a primary result of increased revenues, cost of sales increased $4,102,728, or 64.4%, from $6,373,332 to $10,476,060 in the three months ended
March 31, 1996 compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended March 31, 1996 decreased to 30.1% from 30.9% in 1995. The decrease in cost of sales as a percentage of revenues reflects favorable product prices and better management cost controls in 1996.

     Restaurant labor expenses increased $3,612,957, or 68.7%, from $5,260,776 to $8,873,733 in the three months ended March 31, 1996 compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for three months ended March 31, 1996, remained flat at 25.5%.

     Other restaurant operating expenses increased $2,843,920, or 64.3%, from $4,421,083 to $7,265,003 in the three months ended March 31, 1996, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since March 31, 1995. Such expenses decreased as a percentage of revenues to 20.9% from 21.4% primarily due to revenue growth exceeding the increase in other restaurant operating expenses, and tighter controls on various cost and expense categories.

     Depreciation and amortization expenses increased $1,091,253 or 104.8% from $1,041,648 to $2,132,901 in the three months ended March 31, 1996, compared to the same period in the prior year. The increase was primarily due to the addition of new restaurants and purchases of new equipment.

     General and administrative expenses increased $391,969, or 44.5%, from $880,694 to $1,272,663 compared to the same period of the prior year, and decreased as a percentage of revenues to 3.7% from 4.3%. The dollar increase resulted primarily from increased office personnel, salaries and travel to support the Company's expansion plans. The percentage of revenues decrease was attributable to particularly strong revenue growth exceeding the increase in general and administrative expense for the comparable three month period.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

     The decrease in net interest income of $18,184 and change in other expense, net of $41,471, are not deemed significant.

     Provision for income taxes increased by $771,592 from $992,115 in 1995 to $1,763,707 in 1996 primarily due to the change in the Company's income. The effective income tax rates increased to approximately 36% from the 1995 effective tax rates due to a higher effective federal rate in 1996 as compared to 1995, and as a result of higher state income taxes.

Liquidity and Capital Resources

     The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. In connection with its Initial Public Offering, the Company received $17,122,745 in net proceeds in August 1993. In March 1994, the Company received $37,457,255 from a second common stock offering and the exercise of certain stock options, and in April 1995, the Company received approximately $50,000,000 from a third common stock offering. Historically, the Company has leased many of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from proceeds from common stock offerings, operating cash flow and to a lesser extent, borrowings. In 1994, 1995 and the three months ended March 31, 1996, the Company spent $31,908,332, $71,332,802, and
$10,205,119 respectively, on capital expenditures, which was funded in part out of cash flows from operations of $9,813,944, $18,719,141, and $2,935,460 respectively, plus borrowings in 1993 of $1,212,767 and from proceeds of the common stock offerings. Payments on notes payable and other long-term obligations amounted to $1,474,745, $320,109, and $85,989 in 1994, 1995 and the
three months ended March 31, 1996, respectively.

     The Company originally planned to open approximately 26 restaurants during 1995 and 1996. Of the 26 Company restaurants planned for 1995 and 1996, as of April 16, 1996, 26 had been opened. The Company's current development plan is to operate a total of approximately 75 restaurants by December 31, 1997 (excluding restaurants that may be acquired pursuant to the Merger). Six restaurants were under construction as of April 16, 1996. If the Merger is not consummated the Company anticipates further accelerating its expansion plans. Excluding real estate costs and pre-opening expenses, the average cash investment to open the Company's new restaurants in 1995 was approximately $2.6 million. However, the average cash investment for the last seven restaurants opened by the Company was $2.2 million. The Company expects that its average investments for units opened in the future will be further reduced due primarily to an overall reduction of the average unit size from those opened during 1995. However, individual unit investment costs could vary from management's expectations due to a variety of factors Moreover, average unit investment costs are dependent upon many factors including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit and leased locations. The Company currently anticipates that it will continue to purchase a portion

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


of its new restaurant locations, which are expected to be more costly than leased locations. The Company believes that existing cash balances, the proceeds from common stock offerings, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and capital expenditure requirements through 1997, including working capital and capital expenditure requirements resulting from the consummation of the Merger.

     The Company has a $25 million line of credit which is subject to renewal in May 1997. The Company had no funds borrowed under the line of credit as of March 31, 1996. However, up to $11 million of amounts available under the line of credit may be utilized for construction loans to Bayport prior to the consummation of the Merger.

     On April 18, 1996, the Company entered into a loan agreement with Bayport (the Bayport Loan Agreement) pursuant to which the Company agreed to loan to Bayport up to $11 million to be used by Bayport to finance the continued construction of four Crab House restaurants. The first advance under the Bayport Loan Agreement in the aggregate amount of $1.5 million was made on April 22, 1996. Subsequent advances in varying amounts, will be made on or about the fifteenth day of each month beginning in May, subject to the satisfaction of certain conditions contained in the loan agreement. As of May 10, 1996, the Company had funded $1.8 million of such Bayport loan. The Company expects to borrow funds under its line of credit to fund the advances under the Bayport Loan Agreement. The loan to Bayport is secured by certain collateral, including certain existing restaurants of Bayport and certain restaurants currently being constructed by Bayport. The Company has the right to convert the loan to Bayport into ownership of such collateral, if the Merger is not consummated under certain circumstances, by paying the remaining unfunded loan balance.

Seasonality and Quarterly Results

     The Company's business is seasonal in nature, with revenues and, to a greater degree, operating profits being lower in the first and fourth quarters than in other quarters due to the Company's reduced winter volumes. To a degree, the Company anticipates some moderation in revenues from the initial volumes of units opened in the first and fourth quarters. The timing of unit opening can and will affect quarterly results.

Impact of Inflation

     Management does not believe that inflation has had a significant effect on the Company's operations during the past several years. Management believes the Company has historically been able to pass on increased costs through menu price increases, but there can be no assurance that it will be able to do so in the future. Future increases in land and construction costs could adversely affect the Company's ability to expand.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


                          PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                    Not Applicable

ITEM 2.    CHANGES IN SECURITIES                                Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                      Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  Not Applicable

ITEM 5.    OTHER INFORMATION                                    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (A)  EXHIBITS - NONE

    (B) REPORTS ON FORM 8-K - The Company filed a current report on Form 8-K (reporting on Item 5.) on April 26, 1996, announcing the proposed acquisition of the Bayport Restaurant Group, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Landry's Seafood Restaurants, Inc.
                              (Registrant)

                              /s/ Tilman J. Fertitta
                              ___________________________
                              Tilman J. Fertitta
                              Chairman of the Board of Directors
                              President and Chief Executive Officer
                              (Principal Executive Officer)

                              /s/ Paul S. West
                              ___________________________
                              Paul S. West
                              Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)



Dated:   May 15, 1996
      ------------------