Form 10-Q
period 1996-06-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 1996-08-08
CIK 908652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996.

Commission file number 000-22150
                       ---------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          ---------------------------------------------------------
          (Exact name of the registrant as specified in its charter)

      Delaware                                      74-0405386
- -----------------------                     --------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


             1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056
          ---------------------------------------------------------
                   (Address of principal executive offices)


                                  (713) 850-1010
                -----------------------------------------------
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No___
     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         As of July 30, 1996 there were
                      23,189,340 shares of $0.01 par value
                           common stock outstanding.

                     LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

- -------------------------------------------------------------------------------------------------------
                                                                                              PAGE
PART I.        FINANCIAL INFORMATION                                                         NUMBER
- -------------------------------------------------------------------------------------------------------
Item 1.        Financial Statements                                                            2

               Condensed Unaudited Consolidated Balance Sheets at June 30, 1996 and
               December 31, 1995                                                               3

               Condensed Unaudited Consolidated Statements of Income for the Three Months
               and Six Months ended June 30, 1996 and June 30, 1995                            4

               Condensed Unaudited Consolidated Statements of Stockholders' Equity
               for the Six Months Ended June 30, 1996                                          5

               Condensed Unaudited Consolidated Statements of Cash Flows for the Three
               and Six Months Ended June 30, 1996  and June 30, 1995                           6

               Notes to Condensed Unaudited Consolidated Financial Statements               7-10

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                               11-17
- --------------------------------------------------------------------------------------------------------
PART II.    OTHER INFORMATION
- -------------------------------------------------------------------------------------------------------
Item 1.        Legal Proceedings                                                       Not Applicable

Item 2.        Changes in Securities                                                   Not Applicable

Item 3.        Defaults upon Senior Securities                                         Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders                            18

Item 5.        Other Information                                                       Not Applicable

Item 6.        Exhibits and Reports on Form 8-K                                               18
- -------------------------------------------------------------------------------------------------------
Signatures                                                                                    19
- -------------------------------------------------------------------------------------------------------

                                                                                               1

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30,     December 31,
    ASSETS                                                                                            1996           1995
- ---------------                                                                                   -------------  ------------
                                                                                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                                    $118,593,893   $ 16,628,704
     Accounts receivable--trade and other                                                            1,954,576      1,162,099
     Loan Receivable                                                                                 5,756,774            ---
     Inventory                                                                                       2,362,848      2,780,931
     Other current assets                                                                            2,271,500      3,146,626
                                                                                                  ------------   ------------
               Total current assets                                                                130,939,591     23,718,360

PROPERTY AND EQUIPMENT, net                                                                        128,080,032    111,569,804
GOODWILL, net of amortization of $917,000
     and $849,000, respectively                                                                      3,137,526      3,205,094
OTHER ASSETS, net                                                                                    1,898,746      1,508,105
                                                                                                  ------------   ------------
               Total assets                                                                       $264,055,895   $140,001,363
                                                                                                  ============   ============
 LIABILITIES AND  STOCKHOLDERS' EQUITY
- --------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                                              $13,392,431   $ 11,176,551
     Accrued liabilities                                                                             5,301,001      3,721,325
     Income taxes payable                                                                            4,061,228            ---
     Current portion of long-term notes
     and other obligations                                                                             254,002        299,222
                                                                                                  ------------   ------------
               Total current liabilities                                                            23,008,662     15,197,098

LONG-TERM NOTES AND OTHER OBLIGATIONS,
     NON-CURRENT                                                                                       290,962        368,349
DEFERRED INCOME TAXES & OTHER LIABILITIES                                                            2,226,046      2,226,046
                                                                                                  ------------   ------------
               Total liabilities                                                                    25,525,670     17,791,493

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value,  2,000,000 shares
          authorized, none outstanding                                                                     ---            ---
     Common stock, $0.01 par value, 60,000,000 shares
          authorized, 23,121,360 and 18,050,520 issued and
          outstanding, respectively                                                                    231,214        180,505
     Additional paid-in capital                                                                    214,575,641    106,242,850
     Retained earnings                                                                              23,723,370     15,786,515
                                                                                                  ------------   ------------
               Total stockholders' equity                                                          238,530,225    122,209,870
                                                                                                  ------------   ------------
               Total liabilities and stockholders' equity                                         $264,055,895   $140,001,363
                                                                                                  ============   ============

                  The accompanying notes are an integral part of these condensed unaudited financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three Months Ended               Six Months Ended
                                                                   ---------------------------     ---------------------------
                                                                             June 30,                        June 30,
                                                                        1996            1995            1996            1995
                                                                        -----           -----           -----           -----
REVENUES                                                             $46,179,788     $27,734,866     $80,999,384      $48,347,481


OPERATING COSTS AND EXPENSES:
        Cost of sales                                                 14,094,241       8,562,289      24,570,301       14,935,332
        Restaurant labor                                              11,749,396       7,040,266      20,623,130       12,301,042
        Other restaurant operating expenses                            9,504,388       5,928,473      16,769,392       10,349,556
        Depreciation and amortization                                  2,423,116       1,220,364       4,556,017        2,262,012
        General and administrative expenses                            1,510,990       1,258,056       2,783,652        2,138,750
                                                                     -----------     -----------     -----------      -----------
             Total operating costs and expenses                       39,282,131      24,009,448      69,302,492       41,986,692
                                                                     -----------     -----------     -----------      -----------


OPERATING INCOME                                                       6,897,657       3,725,418      11,696,892        6,360,789



OTHER (INCOME) EXPENSE:

        Interest (income) expense, net                                  (666,807)       (621,905)       (824,911)        (798,193)

        Other, net                                                        62,313           8,413         120,467           25,096
                                                                     -----------     -----------     -----------      -----------

             Total other (income) expense                               (604,494)       (613,492)       (704,444)        (773,097)
                                                                     -----------     -----------     -----------      -----------

INCOME BEFORE INCOME TAXES                                             7,502,151       4,338,910      12,401,336        7,133,886
PROVISION FOR INCOME TAXES                                             2,700,774       1,540,313       4,464,481        2,532,529
                                                                     -----------     -----------     -----------      -----------

NET INCOME                                                           $ 4,801,377     $ 2,798,597     $ 7,936,855      $ 4,601,357
                                                                     ===========     ===========     ===========      ===========

NET INCOME PER SHARE                                                       $0.23           $0.16           $0.40            $0.28
                                                                     ===========     ===========     ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES AND COMMON SHARE
 EQUIVALENTS  OUTSTANDING                                             20,900,000      17,128,000      19,950,000       16,422,000
                                                                     ===========     ===========     ===========      ===========

                  The accompanying notes are an integral part of these condensed unaudited financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                 CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY


                                           Common Stock           Additional
                                    ---------------------------    Paid-In        Retained
                                        Shares        Amount       Capital        Earnings          Total
                                       --------      --------    -----------    ------------    -------------
Balance, December 31, 1995            18,050,520     $180,505     $106,242,850    $15,786,515     $122,209,870
Net income                                   ---          ---              ---      7,936,855        7,936,855
Issuance of Common stock,
 net of offering costs                 4,890,000       48,900      105,464,100            ---      105,513,000
Exercise of stock options and
 income tax benefit                      180,840        1,809        2,868,691            ---        2,870,500
Balance, June 30, 1996                ----------     --------     ------------    -----------     ------------
                                      23,121,360     $231,214     $214,575,641    $23,723,370     $238,530,225
                                      ==========     ========     ============    ===========     ============


          The accompanying notes are an integral part of these condensed unaudited financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended                         Six Months Ended
                                                       ------------------------------              ---------------------------
                                                                  June 30,                                   June 30,
                                                         1996                  1995                   1996              1995
                                                      ---------             ---------               --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                        $  4,801,377        $  2,798,597           $  7,936,855        $  4,601,357
     Adjustments to reconcile net income to net
          cash provided by operating activities--
               Depreciation and amortization              2,423,116           1,220,364              4,556,017           2,262,012
               Change in assets and liabilities-net
                and other                                 4,321,627           2,943,745              1,988,708           5,337,663
                                                       ------------        ------------           ------------        ------------
                    Total adjustments                     6,744,743           4,164,109              6,544,725           7,599,675
               Net cash provided by operating          ------------        ------------           ------------        ------------
                activities                               11,546,120           6,962,706             14,481,580          12,201,032
                                                       ------------        ------------           ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions                    (9,511,243)        (17,296,896)           (19,716,362)       (29,926,187)
     Other assets                                          (204,877)            (21,382)              (511,532)          ( 39,610)
                                                       ------------        ------------           ------------       ------------
               Net cash used in investing                (9,716,120)        (17,318,278)           (20,227,894)       (29,965,797)
                activities                             ------------        ------------           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and other long-term
       obligations                                          (36,618)           (104,903)              (122,607)          (230,183)
     Net proceeds from sale of common stock             105,513,000          49,968,756            105,513,000         49,968,756
     Proceeds from exercise of stock options              1,068,680              41,760              2,321,110            542,760
               Net cash provided by (used in)          ------------        ------------           ------------       ------------
                financing activities                    106,545,062          49,905,613            107,711,503         50,281,333
                                                       -------------       ------------           ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      108,375,062          39,550,041            101,965,189         32,516,568

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                  10,218,831          12,468,602             16,628,704         19,502,075
                                                       ------------        ------------           ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $118,593,893        $ 52,018,643           $118,593,893       $ 52,018,643
                                                      =============        ============           ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
     Cash payments during the period for--
          Income taxes                                 $     70,500          $1,807,600           $     88,300       $  3,053,500
          Interest                                           15,700              20,600                 31,400             40,900

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

New Accounting Principles

          In October 1995, SFAS No. 123 " Accounting for Stock-Based Compensation" was issued. This statement establishes a fair value based method of accounting for stock-based compensation plans. The Company currently accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to the new standard the Company will provide certain pro forma disclosures related to its stock based compensation in the notes to its financial statements for the year ending December 31, 1996.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.  Recent Developments

          On April 18, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a wholly-owned subsidiary of the Company would merge with and into Bayport Restaurant Group, Inc. ("Bayport") ("PORT"/NASDAQ), resulting in Bayport becoming a wholly-owned subsidiary of the Company (the "Merger"). Bayport operates 17 full-service casual dining seafood restaurants under the name "The Crab House". Bayport's Crab House restaurants are located primarily in Florida. Prior to the Merger, the Company has agreed to loan Bayport up to $11 million to be used by Bayport to continue construction of four additional Crab House restaurants, of which two restaurants have opened. As of July 31, 1996 the Company had advanced Bayport $6,897,000 under the Bayport Loan Agreement. Funding by the Company of the Bayport construction loan will be from available capital under the Company's existing credit lines, and is not expected to impact the Company's own development and expansion plans in any manner.

Under the terms of the Merger Agreement, the Company will issue an aggregate number of shares of Landry's Common Stock which is equal to .2105 (the "Exchange Ratio"), subject to adjustment, multiplied by the number of outstanding shares of Bayport Common Stock. Based on 9,655,599 shares of Bayport Common Stock issued and outstanding on May 6, 1996, the Company will issue approximately 2,032,503 shares of Landry's Common Stock for the merger, subject to adjustments, including an equivalent share price collar adjustment above $22.00 and below $15.00 per share of Landry's Common Stock for the average of the daily closing prices for a specified number of trading days. Shares of outstanding Bayport Preferred Stock, aggregating 2,136,499 shares as of May 6, 1996, will be exchanged for approximately 112,433 shares of the Company's newly issued Preferred Stock, subject to equivalent adjustments. Landry's Preferred Stock will have essentially the same rights as the Bayport Preferred Stock, among which will be conversion rights into Landry's Common Stock, on a one-for-one basis, after the merger and exchange. In addition, the Exchange Ratio is subject to a downward adjustment (i.e. providing for issuance of fewer Landry's shares) in the event that Bayport's costs of completing construction of four restaurants presently under construction exceed $13 million and/or if pre-opening costs relating to these four restaurants exceed $1.65 million. The Merger is expected to close in the Company's third quarter, ending on September 30, 1996. Costs and charges related to the Merger are expected to be significant and are currently estimated to approximate $5 to $6 million of cash charges and $10 to $14 million of non-cash charges; such costs and charges will be expensed in the quarter in which the Merger is consummated or abandoned.

In May 1996, the Company completed a public offering of 4,890,000 shares of the Company's Common Stock. Net proceeds of the common stock offering, of approximately $105,000,000, will be used to fund the Company's existing planned expansion and development programs of Landry's Seafood House and Joe's Crab Shack restaurants and general corporate purposes, and if the Merger

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

is consummated, to fund expansion of Crab House restaurants and repayment of Bayport related outstanding debt and merger costs.

3.  Loan Receivable

    The Company entered into a Loan Agreement with Bayport, pursuant to which the Company agreed to loan Bayport up to $11.0 million to finance the continued construction of four additional restaurants. As June 30, 1996, the Company has loaned Bayport $5,756,774. Outstanding indebtedness under the Loan Agreement bears interest at the prime rate, as published in The Wall Street Journal, plus 2%. Interest under the Loan Agreement is payable monthly. Subsequent advances in varying amounts, will be made on or about the fifteenth day of each month subject to the satisfaction of certain conditions contained in the loan agreement. The loan to Bayport is secured by certain collateral, including certain existing restaurants of Bayport and certain restaurants currently being constructed by Bayport. The Company has the right to convert the loan to Bayport into ownership of such collateral, if the Merger is not consummated under certain circumstances, by paying the remaining unfunded loan balance.

4.  Accrued Liabilities

    Accrued liabilities are comprised of the following:


                                                 June 30, 1996       December 31, 1995
                                                 -------------       -----------------
Payroll and related costs                          $ 1,025,512             $  813,747

Deferred income taxes                                  200,000                200,000

Taxes, other than payroll and income
 taxes                                                2,035,235             1,298,875

Other                                                 2,040,254             1,408,703
                                                    -----------            -----------
                                                   $  5,301,001            $ 3,721,325
                                                   ============            ===========

5.  Debt

    The Company has a $25 million unsecured line of credit from a bank which matures in May 1997, and is available for expansion and other general corporate purposes. The terms of the line of credit require periodic or monthly interest payments; interest on borrowings at the bank's reference rate, as defined, or an Offshore Rate plus 3/4%, as defined; and, for the Company to maintain tangible net worth, as defined, of $90 million. Moreover, the terms prohibit the Company from incurring losses in two consecutive quarters. The Company had $5,756,774 borrowed under the line

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of credit as of June 30, 1996, to fund the advances under the Bayport Loan Agreement.

6.  Contingencies

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

          The Company's operations may be impacted by changes in federal tax and other governmental policies which affect the deductibility of business and entertainment expenses and levels of disposable income. The Revenue Reconciliation Act of 1993 included matters which could impact the restaurant business and the Company's operations. These included a reduction in the business tax deduction available for restaurant meals, as well as an increase in the tax rate for individuals, with a greater increase for those persons who are in the higher income bracket and, therefore, could reasonably be expected to eat in the Company's restaurants on a more frequent basis. The Company can make no prediction as to the ultimate effect of the Revenue Reconciliation Act of 1993 on the Company's business and operation; however, the Company does not believe the Revenue Reconciliation Act of 1993 will significantly affect its on-going business. Additionally, on-going proposals mandating medical and parental leave benefits, requiring employers to provide health insurance to part-time employees and increases in the federal or certain statue minimum wage will, if enacted, increase the Company's employee costs.

          If the Merger is consummated, the Company would recognize a one-time charge that it believes will be approximately $5 million to $6 million of cash charges and $10 to $14 million of non-cash charges. These charges would be recorded in the quarter in which the Merger is consummated (expected to be the third quarter of 1996). The actual expenses would be significant for such quarter. In addition, the Company's restaurant base would increase significantly through the acquisition of the Bayport restaurants pursuant to the Merger. Such restaurants have materially different profit margins, costs to construct, costs of sales as percentages of restaurants sales, operation expenses, and other restaurant performance factors than the Company's restaurants. The Company would attempt to reduce construction and operation costs of the Bayport restaurants without reducing the quality of their service or food. However, there can be no assurances that the Company would be able to operate the Bayport restaurants in a manner that is different from the way such restaurants are currently being constructed and operated. As a result, the Company's profit margin, cost to construct, cost of sales as percentages of restaurant sales, operating expenses and other restaurant performance factors may be materially different than the Company's on a stand-alone basis.

          The report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its accelerated expansion strategy (including the consummation of the Merger), changes in costs of food, labor, and employee benefits, the ability of the Company to continue to

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

acquire prime locations at acceptable lease or purchase terms, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

          The following table sets forth the components of income from operations as a percentage of revenues for the periods indicated:


                                                Three Months Ended      Six Months Ended
                                                      June 30               June 30
                                                ------------------      ----------------
                                                 1996         1995      1996       1995
                                                ------       ------    ------     ------

Revenues                                        100.0%       100.0%     100.0%    100.0%
Operating costs and expenses:
     Cost of sales                               30.5         30.9       30.3      30.9
     Restaurant labor                            25.4         25.4       25.5      25.5
     Other restaurant operating expenses         20.6         21.4       20.7      21.4
     Depreciation and amortization                5.3          4.4        5.6       4.6
     General and administrative expenses          3.3          4.5        3.5       4.4
                                                -----        -----      -----     -----
          Total operating costs and expenses     85.1         86.6       85.6      86.8
                                                -----        -----      -----     -----

Operating income                                 14.9         13.4       14.4      13.2

Other (income) expense:
     Interest (income) expense, net              (1.4)        (2.2)      (1.0)     (1.7)
     Other, net                                   0.1            -        0.1       0.1
                                                -----        -----      -----     -----
          Total other (income) expense, net      (1.3)        (2.2)      (0.9)      1.6
                                                -----        -----      -----     -----

Income before income taxes                       16.2         15.6       15.3      14.8
Provision for income taxes                        5.8          5.5        5.5       5.3
                                                -----        -----      -----     -----
Net income                                       10.4%        10.1%       9.8%      9.5%
                                                =====        =====      =====     =====

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Three Months Ended June 30, 1996 Compared to Three  Months Ended June 30, 1995

          Revenues increased $18,444,922, or 66.5%, from $27,734,866 to
$46,179,788 in the three months ended June 30, 1996, compared to the three months ended June 30, 1995. The increase in revenue was attributable to revenues from new restaurant openings. There was a nominal change in revenues from units opened prior to 1995. Several of the Company's restaurants that opened during late 1994 and early 1995 opened at volumes in excess of the Company's average unit volumes. Subsequently, however, the Company has experienced a moderation of their initial unit volumes.

          As a primary result of increased revenues, cost of sales increased $5,531,952, or 64.6%, from $8,562,289 to $14,094,241 in the three months ended
June 30, 1996 compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended June 30, 1996 decreased to 30.5% from 30.9% in 1995. The decrease in cost of sales as a percentage of revenues reflects favorable product prices and better management cost controls in 1996.

          Restaurant labor expenses increased $4,709,130, or 66.9%, from $7,040,266 to $11,749,396 in the three months ended June 30, 1996 compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for three months ended June 30, 1996, remained flat at 25.4%.

          Other restaurant operating expenses increased $3,575,915, or 60.3%, from $5,928,473 to $9,504,388 in the three months ended June 30, 1996, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since June 30, 1995. Such expenses decreased as a percentage of revenues to 20.6% from 21.4% primarily due to revenue growth exceeding the increase in other restaurant operating expenses, and tighter controls on various cost and expense categories.

          Depreciation and amortization expenses increased $1,202,752 or 98.6% from $1,220,364 to $2,423,116 in the three months ended June 30, 1996, compared to the same period in the prior year. The increase was primarily due to the addition of new restaurants and purchases of new equipment.

          General and administrative expenses increased $252,934, or 20.1%, from $1,258,056 to $1,510,990 compared to the same period of the prior year, and decreased as a percentage of revenues to 3.3% from 4.5%. The dollar increase resulted primarily from increased office personnel, salaries and travel to support the Company's expansion plans. The percentage of revenues decrease was attributable to particularly strong revenue growth exceeding the increase in general and administrative expense for the comparable three month period.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

          The increase in net interest income of $44,902 and change in other expense, net of $53,900, are not deemed significant.

          Provision for income taxes increased by $1,160,461 from $1,540,313 in 1995 to $2,700,774 in 1996 primarily due to the change in the Company's income. The effective income tax rates increased to approximately 36% from the 1995 effective tax rates due to a higher effective federal rate in 1996 as compared to 1995, and as a result of higher state income taxes.

Six Months Ended June 30, 1996 Compared to Six  Months Ended June 30, 1995

          Revenues increased $32,651,903, or 67.5%, from $48,347,481 to
$80,999,384 in the six months ended June 30, 1996, compared to the six months ended June 30, 1995. The increase in revenue was attributable to revenues from
new restaurant openings.     There was a nominal change in revenues from units
opened prior to 1995. Several of the Company's restaurants that opened during late 1994 and early 1995 opened at volumes in excess of the Company's average unit volumes. Subsequently, however, the Company has experienced a moderation of their initial unit volumes.

          As a primary result of increased revenues, cost of sales increased $9,634,969, or 64.5%, from $14,935,332 to $24,570,301 in the six months ended
June 30, 1996 compared to the same period in the prior year. Cost of sales as a percentage of revenues for the six months ended June 30, 1996 decreased to 30.3% from 30.9% in 1995. The decrease in cost of sales as a percentage of revenues reflects favorable product prices and better management cost controls in 1996.

          Restaurant labor expenses increased $8,322,088, or 67.7%, from $12,301,042 to $20,623,130 in the six months ended June 30, 1996 compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for six months ended June 30, 1996, remained flat at 25.5%.

          Other restaurant operating expenses increased $6,419,836, or 62.0%, from $10,349,556 to $16,769,392 in the six months ended June 30, 1996, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since June 30, 1995. Such expenses decreased as a percentage of revenues to 20.7% from 21.4% primarily due to revenue growth exceeding the increase in other restaurant operating expenses, and tighter controls on various cost and expense categories.

          Depreciation and amortization expenses increased $2,294,005 or 101.4% from $2,262,012 to $4,556,017 in the six months ended June 30, 1996, compared to the same period in the prior year. The increase was primarily due to the addition of new restaurants and purchases of new equipment.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

          General and administrative expenses increased $644,902, or 30.2%, from $2,138,750 to $2,783,652 compared to the same period of the prior year, and decreased as a percentage of revenues to 3.5% from 4.4%. The dollar increase resulted primarily from increased office personnel, salaries and travel to support the Company's expansion plans. The percentage of revenues decrease was attributable to particularly strong revenue growth exceeding the increase in general and administrative expense for the comparable six month period.

          The increase in net interest income of $26,718 and change in other expense, net of $92,371, are not deemed significant.

          Provision for income taxes increased by $1,931,952 from $2,532,529 in 1995 to $4,464,481 in 1996 primarily due to the change in the Company's income. The effective income tax rates increased to approximately 36% from the 1995 effective tax rates due to a higher effective federal rate in 1996 as compared to 1995, and as a result of higher state income taxes.

Liquidity and Capital Resources

          The Company does not have significant trade receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. In connection with its Initial Public Offering, the Company received $17,122,745 in net proceeds in August 1993. In March 1994, the Company received $37,457,255 from a second common stock offering and the exercise of certain stock options, and in April 1995, the Company received approximately $50,000,000 from a third common stock offering. In a fourth common stock offering in May 1996 the Company received approximately $105,000,00. Historically, the Company has leased many of its restaurant locations and pursued a strategy of controlled growth, financing its expansion principally from proceeds from common stock offerings, operations, operating cash flow and to a lesser extent, borrowings. In 1994, 1995 and the six months ended June 30, 1996, the Company spent $31,908,332, $71,332,802, and $19,716,362 respectively, on capital expenditures, which was funded in part out of cash flows from operations of $9,813,944, $18,719,141, and $14,481,580 respectively, plus borrowings in 1993 of $1,212,767 and from proceeds of the common stock offerings. Payments on notes payable and other long-term obligations amounted to $1,474,745, $320,109, and $122,607 in 1994, 1995 and the six months ended June 30, 1996, respectively.

          The Company originally planned to open approximately 26 restaurants during 1995 and 1996. As of July 31, 1996 the Company had opened 33 restaurants in 1995 and to date in 1996. The Company's current development plan is to operate a total of approximately 75 restaurants by December 31, 1997 (excluding restaurants that may be acquired pursuant to the Merger,). If the Merger is not consummated the Company anticipates further accelerating its expansion plans. Excluding real estate costs and pre-opening expenses, the average cash investment to open the

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Company's new restaurants in 1995 was approximately $2.6 million. However, the average cash investment, excluding real estate costs and pre-opening expenses for the last six restaurants opened by the Company was $1.8 million. The Company expects that its average investments for units opened in 1996 will approximate $2.0 million. Individual unit investment costs could vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit and leased locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations. The Company believes that existing cash balances, the proceeds from common stock offerings, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and capital expenditure requirements through 1997, including working capital and capital expenditure requirements resulting from the consummation of the Merger.

          The Company has a $25 million line of credit which is subject to renewal in May 1997. The Company had $5,756,774 borrowed under the line of credit as of June 30, 1996 to fund the advances under the Bayport Loan Agreement.

          On April 18, 1996, the Company entered into a loan agreement with Bayport (the Bayport Loan Agreement) pursuant to which the Company agreed to loan to Bayport up to $11 million to be used by Bayport to finance the continued construction of four Crab House restaurants. The Company has a Loan Receivable balance from Bayport of $5,756,774 at June 30, 1996 and has advanced a total of $6,897,000 under the Bayport Loan Agreement as of July 31, 1996. Subsequent advances in varying amounts, will be made on or about the fifteenth day of each month subject to the satisfaction of certain conditions contained in the loan agreement. The loan to Bayport is secured by certain collateral, including certain existing restaurants of Bayport and certain restaurants currently being constructed by Bayport. The Company has the right to convert the loan to Bayport into ownership of such collateral, if the Merger is not consummated under certain circumstances, by paying the remaining unfunded loan balance.

Seasonality and Quarterly Results

          The Company's business is seasonal in nature, with revenues and, to a greater degree, operating profits being lower in the first and fourth quarters than in other quarters due to the Company's reduced winter volumes. The timing of unit openings can and will affect quarterly results. To a degree, the Company anticipates some moderation in revenues from the initial volumes of units opened in the first and fourth quarters. The timing of unit openings can and will affect quarterly results.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

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



ITEM 1.  LEGAL PROCEEDINGS                   Not Applicable

ITEM 2.  CHANGES IN SECURITIES               Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on June 21, 1996. At the Meeting, the following actions were taken by the stockholders:

         Tilman J. Fertitta, E.A. "Al" Jaksa, Jr., Steven L. Scheinthal, Paul S. West, James E. Masucci and Joe Max Taylor were elected as Directors to serve until the Annual Meeting in 1997 or until their successors are elected or their earlier resignation, removal from office or death.

         The Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock, par value $0.01 from 30 million shares to 60 million shares.

ITEM 5.  OTHER INFORMATION                   Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (A)  EXHIBITS -

            27- FINANCIAL DATA SCHEDULE

       (B)  REPORTS ON FORM 8-K - NONE

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



Dated:   August 5, 1996
         --------------