Form 10-Q
period 1996-09-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 1996-11-14
CIK 908652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.

Commission file number 000-22150
                       ---------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
                      ----------------------------------
          (Exact name of the registrant as specified in its charter)

           Delaware                                    74-0405386
-------------------------------                --------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

             1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056
            ------------------------------------------------------
                   (Address of principal executive offices)


                                (713) 850-1010
                        -------------------------------
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       As of November 7, 1996 there were
                       25,220,000 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

                                                                PAGE
PART I.          FINANCIAL INFORMATION                         NUMBER
--------------------------------------------------------------------------------

Item 1.          Financial Statements                            2

                 Condensed Unaudited Consolidated
                 Balance Sheets at September 30,
                 1996 and December 31, 1995                      3

                 Condensed Unaudited Consolidated
                 Statements of Income for the Three
                 and Nine Months ended September
                 30, 1996 and September 30, 1995                 4

                 Condensed Unaudited Consolidated
                 Statements of Stockholders' Equity
                 for the Nine Months Ended
                 September 30, 1996                              5

                 Condensed Unaudited Consolidated
                 Statements of Cash Flows for the
                 Nine Months Ended September 30,
                 1996 and September 30, 1995                     6

                 Notes to Condensed Unaudited
                 Consolidated Financial Statements              7-10

Item 2.          Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                      11-16

--------------------------------------------------------------------------------
PART II.         OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1.          Legal Proceedings                           Not Applicable

Item 2.          Changes in Securities                       Not Applicable

Item 3.          Defaults upon Senior Securities             Not Applicable

Item 4.          Submission of Matters to a Vote of          Not Applicable
                 Security Holders

Item 5.          Other Information                           Not Applicable

Item 6.          Exhibits and Reports on Form 8-K                17
--------------------------------------------------------------------------------
Signatures                                                       18
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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,           December 31,
                                                                              1996                    1995
              ASSETS                                                   -----------------       ----------------
                                                                          (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                         $   79,638,699          $   17,701,721
     Accounts receivable--trade and other                                   2,173,466               3,080,180
     Income taxes receivable                                                7,646,352                     ---
     Inventory                                                              6,154,718               8,242,312
     Other current assets                                                   5,772,222               6,110,352
                                                                       --------------          --------------
               Total current assets                                       101,385,456              35,134,565

PROPERTY AND EQUIPMENT, net                                               171,979,482             145,580,331
GOODWILL, net of amortization of
 $950,000  and $849,000, respectively                                       3,103,743               3,305,120
OTHER ASSETS, net                                                           2,678,701               3,846,154
                                                                       --------------          --------------
               Total assets                                            $  279,147,381          $  187,866,170
                                                                       ==============          ==============
 LIABILITIES AND  STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                  $   12,614,693          $   16,698,388
     Accrued liabilities                                                   10,338,040               4,480,367
     Income taxes payable                                                         ---                     ---
     Current portion of long-term notes
     and other obligations                                                    537,057               2,677,130
                                                                       --------------         ---------------
               Total current liabilities                                   23,489,790              23,855,885

LONG-TERM NOTES AND OTHER OBLIGATIONS, NON-CURRENT                            213,549              16,204,381
DEFERRED INCOME TAXES & OTHER LIABILITIES                                   3,272,658               3,015,353
                                                                       --------------          --------------
               Total liabilities                                           26,975,997              43,075,619

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 2,000,000 shares
      authorized, 28,398 and 108,391 outstanding, respectively                    284                   1,084
     Common stock, $0.01 par value, 60,000,000 shares
      authorized, 25,191,827 and 19,865,027 issued and
      outstanding, respectively                                               251,918                  98,650
Additional paid-in capital                                                237,455,537             127,984,583
Retained earnings                                                          14,463,645              16,606,234
                                                                       --------------           -------------
               Total                                                      252,171,384             144,790,551
                                                                       --------------           -------------
                                                                       $  279,147,381           $ 187,866,170
                                                                       ==============           =============
The accompanying notes are an integral part of these condensed unaudited financial statements

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended                        Nine Months Ended
                                                                  September 30,                            September 30,
                                                             1996               1995                  1996             1995

REVENUES:
     Restaurant                                          $ 64,390,122      $ 41,442,677          $ 180,235,734    $ 112,096,572
     Processing plant                                             ---         2,343,148              3,510,368        5,744,189
                                                         ------------      ------------          -------------    -------------
                                                           64,390,122        43,785,825            183,746,102      117,840,761

OPERATING COSTS AND EXPENSES:
     Cost of sales                                         20,200,265        13,179,406             56,187,614       35,932,090
     Restaurant labor                                      16,224,236        10,681,895             46,035,797       28,255,532
     Other restaurant operating expenses                   14,631,769         8,941,730             39,264,193       24,060,098
     Merger costs                                          25,971,815               ---             25,971,815              ---
     Depreciation and amortization                          3,117,885         2,045,765              9,750,756        5,174,470
     Processing plant cost of sales
        and operating expenses                                    ---         1,958,970              3,857,224        5,462,108
     General and administrative  expenses                   1,916,579         2,158,535              7,299,380        6,314,100
                                                         ------------      ------------          -------------    -------------
         Total operating costs and expenses                82,062,549        38,966,301            188,366,779      105,198,398
                                                         ------------      ------------          -------------    -------------
OPERATING INCOME                                          (17,672,427)        4,819,524             (4,620,677)      12,642,363
OTHER (INCOME) EXPENSE:
     Interest (income) expense, net                        (1,222,863)         (616,021)            (1,449,701)      (1,470,004)
     Other, net                                               123,741            14,714                244,208           39,810
                                                         ------------      ------------          -------------    -------------
         Total other (income) expense                      (1,099,122)         (601,307)            (1,205,493)      (1,430,194)
                                                         ------------      ------------          -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES                         (16,573,305)        5,420,831             (3,415,184)      14,072,557
PROVISION FOR INCOME TAXES                                 (5,994,382)        1,904,966             (1,272,595)       4,953,562
                                                         ------------      ------------          -------------    -------------
NET INCOME (LOSS)                                        $(10,578,923)     $  3,515,865           $ (2,142,589)   $   9,118,995
                                                         ============      ============           ============    =============
NET INCOME (LOSS) PER SHARE                              $      (0.40)     $       0.17           $      (0.09)   $        0.48
                                                         ============      ============           ============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON SHARE EQUIVALENTS OUTSTANDING                   26,500,000        20,702,929             23,437,685       18,870,420
                                                         ============      ============           ============    =============
The accompanying notes are an integral part of these condensed unaudited financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                 CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF
                             STOCKHOLDERS' EQUITY

                                                                                       Additional
                                    Preferred Stock               Common Stock           Paid-In         Retained
                                   Shares       Amount        Shares        Amount       Capital         Earnings        Total
                                   ------       ------        ------        ------       -------         --------        -----

Balance, December 31, 1995         108,391      $1,084      19,865,027     $198,650    $127,984,583     $16,606,234   $144,790,551
Net income (loss)                                                   ---          ---             ---     (2,142,589)    (2,142,589)

Issuance of Common stock,
   net of offering costs                                     4,890,000       48,900     105,264,100             ---    105,313,000
Conversion of preferred
   into common shares              (79,993)       (800)         79,993          800             ---             ---            ---
Exercise of stock options and
   warrants                                                    356,807        3,568       4,206,854             ---      4,210,422
                                    ------      ------      ----------     --------    ------------     -----------   ------------
Balance, September 30, 1996         28,398      $  284      25,191,827     $251,918    $237,455,537     $14,463,645   $252,171,384
                                    ======      ======      ==========     ========    ============     ===========   ============

The accompanying notes are an integral part of these condensed unaudited financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                           -----------------
                                                                              September 30,
                                                                        1996                 1995
                                                                     ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                  $(2,142,589)        $  9,118,995
  Adjustments to reconcile net income to net
    cash provided by operating activities--
      Depreciation and amortization                                    9,780,756            5,174,470
      Non-Cash merger costs                                           17,623,337                  ---
      Change in assets and liabilities-net and other                  (8,772,071)          (2,176,921)
                                                                     -----------            ---------
        Total adjustments                                             18,632,022            2,997,549
                                                                     -----------            ---------
      Net cash provided by operating activities                       16,489,433           12,116,544
                                                                     -----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                                   (44,121,127)         (58,424,902)
  Proceeds from sale of securities                                                          4,200,529
  Other assets, including goodwill                                      (982,560)             (93,504)
                                                                     -----------            ---------
      Net cash used in investing activities                          (45,103,687)         (54,317,877)
                                                                     -----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable borrowings                                (28,730,253)          (5,563,839)
  Note payable borrowings                                             10,747,621           12,339,578
  Net proceeds from sale of common stock                             105,513,000           49,968,756
  Proceeds from exercise of stock options                              3,020,864              543,567
                                                                     -----------            ---------
      Net cash provided by (used in) financing activities             90,551,232           57,288,062

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  61,936,978           15,086,729

CASH AND CASH EQUIVALENTS AT BEGINNING OR PERIOD                      17,701,721           19,906,588

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $79,638,699         $ 34,993,317
                                                                     ===========            =========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments during the period for--
    Income taxes                                                     $5,315,927          $  5,255,051
    Interest                                                         $  148,749          $    282,258

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



2.   Business Combination

     On August 9, 1996, the Company, under an Agreement and Plan of Merger (the "Merger Agreement") exchanged 1.8 million newly issued common shares and .1 million newly issued preferred shares for all of the outstanding common and preferred shares of Bayport. Accordingly, a wholly-owned subsidiary of the Company merged with and into Bayport Restaurant Group, Inc. ("Bayport") ("PORT"/NASDAQ), resulting in Bayport becoming a wholly-owned subsidiary of the Company (the "Merger"). Bayport operated 17 full-service casual dining seafood restaurants under the name "The Crab House". Bayport's Crab House restaurants are located primarily in Florida.

     The exchange of shares was accounted for as a pooling of interests, and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Bayport for all periods presented. Adjustments to the balance sheet accounts of Bayport to account for the merger exchange ratios of common and preferred stock include reclassifications of stockholder's equity account balances for the restatement to the equivalent shares issued for Bayport shares as a result of the merger. Separate results for the combining entities for the most recent interim period prior to acquisition (six months ended June 30, 1996), for the nine months ended September 30, 1995, and for the years ended December 31, 1995 and 1994 are as follows (amounts in thousands):

                           June 30,   September 30,        December 31,
                             1996         1995           1995        1994
                           ---------  -------------  ------------  --------
                          (Unaudited)  (Unaudited)
REVENUES:
  Previously reported      $ 80,999        $ 77,353      $104,017  $ 62,527
  Bayport                    38,357          40,488        53,603    38,246
                           --------        --------      --------  --------
      Combined             $119,356        $117,841      $157,620  $100,773
                           ========        ========      ========  ========

NET EARNINGS:
  Previously reported      $  7,937        $  7,702      $  9,584  $  5,668
  Bayport                       499           1,417         1,464       940
                           --------        --------      --------  --------
      Combined:            $  8,436        $  9,119      $ 11,048  $  6,608
                           ========        ========      ========  ========

WEIGHTED AVERAGE NUMBER
   OF COMMON AND COMMON
   SHARE EQUIVALENTS
   OUTSTANDING:
  Previously reported        19,950          17,180        17,320    14,126
  Bayport                     1,957           1,980         1,980     1,972
                           --------        --------      --------  --------
      Combined:              21,907          19,160        19,300    16,098
                           ========        ========      ========  ========


EARNINGS PER SHARE:
  Previously reported      $   0.40        $   0.46      $   0.55  $   0.40
  Bayport                     (0.01)           0.02          0.02      0.01
                           --------        --------      --------  --------
      Combined             $   0.39        $   0.48      $   0.57  $   0.41
                           ========        ========      ========  ========

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  Merger costs are non-recurring costs related to the merger with Bayport. These costs primarily include investment banking fees, legal and accounting fees, printing, filing and related costs, employee severance payments and the write-off of specific assets which represented duplicative restaurant locations and non-operating properties.

   In May 1996, the Company completed a public offering of 4,890,000 shares of the Company's Common Stock. Net proceeds of the common stock offering, were approximately $105,000,000.

3. Accrued Liabilities

   Accrued liabilities are comprised of the following:

                                      September 30, 1996    December 31, 1996
                                      ------------------    -----------------

      Payroll and related costs         $  2,266,468          $  1,209,722

      Deferred income taxes                  300,000               200,000

      Taxes, other than payroll and
        income taxes                       2,803,372             1,375,283

      Other                                4,968,200             1,695,362
                                        ------------           -----------
                                        $ 10,338,040           $ 4,480,367
4. Debt

  The Company has a $25 million unsecured line of credit from a bank which matures in May 1997, and is available for expansion and other general corporate purposes. The terms of the line of credit require periodic or monthly interest payments; interest on borrowings at the bank's reference rate, as defined, or an Offshore Rate plus 3/4%, as defined; and for the Company to maintain tangible net worth, as defined, of $90 million. Moreover, the terms prohibit the Company from incurring losses in two consecutive quarters.

  The Company retired substantially all of Bayports' outstanding debt upon the consummation of the Merger, including amounts borrowed under the Company's credit line which was used to fund certain of Bayport's construction projects prior to the Merger.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.  Contingencies

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  The Company's operations may be impacted by changes in federal and state taxes and other federal and state governmental policies, which include many possible factors such as the level of minimum wages, the deductibility of business and entertainment expenses, levels of disposable income, and national and regional economic growth. The recent enactment of staged increases to federally mandated minimum wage will increase the Company's labor costs.

  Upon the consummation of the merger with Bayport, the Company recognized a one-time charge of approximately $16.6 million, after provision for income taxes. In addition, the Company's restaurant base has increased significantly through the acquisition of the Bayport restaurants pursuant to the merger. Such restaurants have materially different profit margins, costs to construct, costs of sales, operating expenses, and other restaurant performance factors than the Company's existing restaurants. The Company is making efforts to reduce construction and operating costs of the Bayport restaurants without reducing the quality of their service or food. However, there can be no assurances that the Company will be able to operate the Bayport restaurants in a manner that is different from the way such restaurants were historically constructed and operated. As a result, the Company's profit margin, cost to construct, cost of sales as percentages of restaurant sales, operating expenses and other restaurant performance factors on an ongoing basis may be materially different than the Company's on a historical stand-alone basis.

  The report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its accelerated expansion strategy, successful integration of the Crab House restaurants into the Company, changes in costs of food, labor, and employee benefits, the ability of the Company to continue to acquire prime locations at acceptable lease or purchase terms, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

  Revenues increased $20,604,297 or 47.1%, from $43,785,825 to $64,390,122, in the three months ended September 30, 1996, compared to the three months ended September 30, 1995. The increase in revenue was primarily attributable to revenues from new restaurant openings, offset by a reduction in processing plant revenues of $2,343,148. There was a nominal change in revenues from restaurants opened prior to 1995. Several of the Company's restaurants that opened during late 1994 and early 1995 opened at volumes in excess of the Company's average unit volumes. Subsequently, however, the Company has experienced a moderation of their initial unit volumes.

  As a primary result of increased revenues, restaurant cost of sales increased $7,020,859 or 53.3%, from $13,179,406 to $20,200,265 in the three months ended
September 30, 1996 compared to the same period in the prior year. Restaurant cost of sales as a percentage of restaurant revenues for the three months ended September 30, 1996 decreased to 31.4% from 31.8% in 1995. The decrease in cost of sales as a percentage of revenues reflects favorable product prices and better management cost controls in 1996.

  Restaurant labor expenses increased $5,542,341, or 51.9%, from $10,681,895 to $16,224,236 in the three months ended September 30, 1996 compared to the same period in the prior year. Restaurant labor expenses as a percentage of restaurant revenues for three months ended September 30, 1996 decreased to 25.2% from 25.8% in 1995, due to a focused emphasis by management on labor costs, particularly overtime.

  Other restaurant operating expenses increased $5,690,039 or 63.6%, from $8,941,730 to $14,631,769 in the three months ended September 30, 1996, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since September 30, 1995. Such expenses increased as a percentage of restaurant revenues to 22.7% from 21.6% primarily a result of higher occupancy and other operating costs of new Crab House restaurants.

  Depreciation and amortization expenses increased $1,072,120, or 52.4%, from $2,045,765 to $3,117,885 in the three months ended September 30, 1996, compared to the same period in the prior year. The increase was primarily due to the addition of new restaurants and purchases of new equipment.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


  General and administrative expenses decreased $241,956, or 11.2%, from $2,158,535 to $1,916,579 compared to the same period of the prior year, and decreased as a percentage of total revenues to 3.0% from 4.9% if taken as percent of total sales. The dollar decrease resulted primarily from closure of Bayport's corporate offices and termination of substantially all office employees upon the consummation of the merger, whereby Bayport's portion of general and administrative expenses were substantially reduced. The percentage of revenues decrease was attributable to particularly strong revenue growth combined with the decrease in general and administrative expense for the comparable three month period.

  The decrease in processing plant revenues and costs were attributable to the elimination of the plant as the plant was determined to be unprofitable and not strategic or significant to the Company's operations.

  The increase in net interest income of $606,842 is the result of higher cash balances in the three months ended September 30, 1996 as compared to the same period in the prior year, resulting from the most recent stock offering. The increase in other expense, net of $109,027, was not deemed significant.

  Provision for income taxes changed by $7,899,348 from $1,904,966 in 1995 to ($5,994,382) in 1996 primarily due to the change in the Company's income. The effective income tax rates increased to approximately 36% from the 1995 effective tax rates due to a higher effective federal rate in 1996 as compared to 1995, and as a result of higher state income taxes.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

  Revenues increased $65,905,341, or 55.9%, from $117,840,761 to $183,746,102 in the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. The increase in revenues was attributable to revenues from new restaurant openings, offset by a decrease in processing plant revenues of $2,233,821. There was a nominal change in revenues from units opened prior to 1995. Several of the Company's restaurants that opened during late 1994 and early 1995 opened at volumes in excess of the Company's average unit volumes. Subsequently, however, the Company has experienced a moderation of their initial unit volumes.

  As a primary result of increased revenues, cost of sales increased $20,255,524, or 56.4%, from $35,932,090 to $56,187,614 in the nine months ended
September 30, 1996 compared to the same period in the prior year. Cost of sales as a percentage of restaurant revenues for the nine months ended September 30, 1996 decreased to 31.2% from 32.1% in 1995. The decrease in cost of sales as a percentage of restaurant revenues reflects favorable product prices and better management cost controls in 1996.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


  Restaurant labor expenses increased $17,780,265, or 62.9%, from $28,255,532 to $46,035,797 in the nine months ended September 30, 1996 compared to the same period in the prior year. Restaurant labor expenses as a percentage of restaurant revenues for nine months ended September 30, 1996, increased to 25.5% from 25.2% in 1995. The increase in restaurant labor as a percentage of restaurant revenues was primarily a result of increased labor costs of new Crab House restaurants.

  Other restaurant operating expenses increased $15,204,095, or 63.2%, from $24,060,098 to $39,264,193 in the nine months ended September 30, 1996, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since September 30, 1995. Such expenses increased as a percentage of revenues to 21.8% from 21.5% primarily a result of higher occupancy and other operating costs of new Crab House restaurants.

  Depreciation and amortization expenses increased $4,576,286 or 88.4% from $5,174,470 to $9,750,756 in the nine months ended September 30, 1996, compared to the same period in the prior year. The increase was primarily due to the addition of new restaurants and purchases of new equipment.

  General and administrative expenses increased $985,280, or 15.6%, from $6,314,100 to $7,299,380 compared to the same period of the prior year, and decreased as a percentage of total revenues to 4.0% from 5.4%. The increase in general and administrative expenses occurred in the first seven months of the year while Landry's and Bayport operated as separate companies and were increasing the general and administrative expenses to support each company's separate growth plans. However, upon the consummation of the merger, Bayport's corporate offices were closed and substantially all of Bayport's office employees were terminated. As a result, the third quarter general and administrative expenses were less than the combined expenses of the separate companies for the third quarter of 1995.

  The decrease in net interest income of $20,303 and change in other expense, net of $204,398, are not deemed significant.

  Provision for income taxes changed by $6,226,157 from $4,953,562 in 1995 to $(1,272,595) in 1996 primarily due to the change in the Company's income. The effective income tax rates increased to approximately 37.3% from the 1995 effective tax rates due to a higher effective federal rate in 1996 as compared to 1995, and as a result of higher state income taxes.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


Liquidity and Capital Resources

  In 1994 and 1995 the Company, exclusive of Bayport, spent approximately $31 million and $72 million on capital expenditures. Since 1993, the Company has funded capital expenditures primarily from proceeds of common stock offerings, and in part from cash flow from operations of approximately $10 million and $19 million, respectively. Separately, Bayport spent approximately $5 million and $19 million in 1994 and 1995 on capital expenditures. In recent years and through the date of the merger, Bayport primarily funded capital expenditures out of borrowings.

The combined capital expenditures of the Company was approximately $11 million for the three months ended September 30, 1996 and $44 million for the nine months ended September 30, 1996. The Company funded capital expenditures out of existing cash balances and cash flow from operations during 1996. Bayport's portion of capital expenditures were funded, up to the date of the merger, out of additional borrowings. In addition, the Company incurred merger costs related to the acquisition of Bayport and repaid the pre-merger outstanding indebtness of Bayport. As a result, the combined entities cash balances declined from approximately $119 million at June 30, 1996 immediately prior to the merger, to approximately $80 million at September 30, 1996, and the outstanding debt of the combined companies was eliminated.

The Company's current development plan is to open several additional restaurants in 1996, and to open up to 25 restaurants in 1997. Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $10-$15 million for the 4th quarter of 1996 and $50-$60 million in 1997, depending upon the actual timing of construction expenditures, the number of land purchases, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs and pre-opening expenses, to approximate $2 million. Crab House restaurants have historically been a significantly higher average unit investment cost due to their size, geographic location and other factors. On a go-forward basis, the Company will attempt to reduce the average new unit investment costs of future Crab House restaurants to an amount more comparable to the Company's other restaurants. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and capital expenditure requirements through 1997.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


Seasonality and Quarterly Results

  The Company's business is seasonal in nature, with revenues and, to a greater degree, operating profits being lower in the first and fourth quarters than in other quarters due to the Company's reduced winter volumes. The timing of unit openings can and will affect quarterly results. The Company anticipates some moderation in revenues from the initial volumes of new units. The timing of unit openings can and will affect quarterly results.

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

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                      Not Applicable

ITEM 2.   CHANGES IN SECURITIES                  Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR                   Not Applicable
          SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO               Not Applicable
          A VOTE OF SECURITY
          HOLDERS

ITEM 5.   OTHER INFORMATION                      Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON
          FORM 8-K.

   (A)    EXHIBITS - NONE

   (B)    REPORTS ON FORM 8-K - THE COMPANY FILED A FORM 8-K ON AUGUST 9, 1996,
                                ANNOUNCING THE APPROVAL BY BAYPORT STOCKHOLDERS OF THE TERMS OF THAT CERTAIN AGREEMENT AND PLAN OF MERGER WITH LANDRY'S SEAFOOD RESTAURANTS, INC.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Landry's Seafood Restaurants, Inc.
                              (Registrant)

                              /s/ Tilman J. Fertitta
                              ------------------------------------------------
                              Tilman J. Fertitta
                              Chairman of the Board of Directors
                              President and Chief Executive Officer
                              (Principal Executive Officer)

                              /s/  Paul S. West
                              ------------------------------------------------
                              Paul S. West
                              Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)



Dated:   November 13, 1996
         -----------------