Form 10-K
period 1996-12-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 1997-03-31
CIK 908652

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number 000-22150

                       LANDRY'S SEAFOOD RESTAURANTS, INC.
           (Exact name of the registrant as specified in its charter)

DELAWARE                                    76-0405386
(State of incorporation)                    (I.R.S. Employer Identification No.)
1400 POST OAK BLVD., SUITE 1010             (713) 850-1010
HOUSTON, TX  77056                          (Registrant's telephone number)
(Address of principal executive offices)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON SHARES, PAR VALUE $.01 PER SHARE
                                (Title of Class)
                               __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [    ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $408,317,250 as of March 20, 1997, based on the NASDAQ National Market System closing price on that date.

The number of shares outstanding of the registrant's common stock is 25,322,000 as of March 20, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders, to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference into Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Commission by April 30, 1997.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                               TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------

PART I.

       Item 1.  Business................................................................   2

       Item 2.  Properties..............................................................   6

       Item 3.  Legal Proceedings.......................................................   7

       Item 4.  Submission of Matters to a Vote of Security Holders.....................   7

PART II.

       Item 5.  Market For the Registrant's Common Stock and Related Stockholder Matters   7

       Item 6.  Selected Financial Data.................................................   9

       Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................  10

       Item 8.  Financial Statements and Supplementary Data.............................  13

       Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................................  13

PART III.

       Item 10. Directors and Executive Officers of the Registrant......................  13

       Item 11. Executive Compensation..................................................  14

       Item 12. Security Ownership of Certain Beneficial Owners and Management..........  14

       Item 13. Certain Relationships and Related Transactions..........................  14

PART IV.

       Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......  14

       SIGNATURES.......................................................................  30
       EXHIBIT INDEX....................................................................  31
       EXHIBITS.........................................................................  32


                       LANDRY'S SEAFOOD RESTAURANTS, INC.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

  The executive headquarters and principal office of Landry's Seafood Restaurants, Inc. (the "Company") are located at 1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056, telephone (713) 850-1010. The Company was incorporated in 1993 in the state of Delaware.

  As of March 1, 1997, the Company owned and operated 85 full-service, mid-priced, casual dining, seafood restaurants located in 20 states, primarily under the names "Landry's Seafood House", "Joe's Crab Shack", "The Crab House" and "Willie G's". In addition, the Company operates 3 limited-menu take-out service units under the name "Capt. Crab's Take-Away". All of the Company's restaurants operate with similar operating philosophies, management policies and practices, training and control practices, purchasing, and menu selections. The Company's primary growth will utilize the names Joe's Crab Shack, Landry's Seafood House and The Crab House. The Company's restaurants appeal to a broad range of customers by offering generous portions of fresh seafood and excellent service in high energy environments at an attractive price value relationship. The first Landry's Seafood House restaurant opened in 1980, the first Willie G's opened in 1981. In 1988, Mr. Tilman J. Fertitta acquired sole ownership of these restaurants. The first Joe's Crab Shack was acquired by the Company in 1994. The Company acquired the Bayport Restaurant Group, Inc., including a chain of 17 full service seafood restaurants operating as "The Crab House", in August, 1996. The Company commenced an expansion program in 1990 which has resulted in the opening of a significant number of restaurants. The Company intends to continue its expansion program.

CONCEPT AND STRATEGY

  Management believes that the relatively small number of national and regional chain restaurants competing in the seafood segment of the restaurant industry, as compared to other restaurant segments, provides the Company a significant opportunity to capitalize on its high energy, casual dining seafood restaurants.

 The key elements of the Company's restaurants include the following:

  VARIETY AND VALUE. The Company provides customers an attractive price-value relationship by serving generous portions of fresh seafood. The restaurants feature a wide variety of broiled, grilled and fried seafood items, including red snapper, shrimp, crawfish, crab and lump crabmeat, lobster, soft shell crabs, oysters, scallops and flounder and other traditional seafood items. These items are complimented by unique side dishes, salads, garlic bread, appetizers and desserts presented in a visually appealing manner.

  COMMITMENT TO CUSTOMER SATISFACTION. The Company is committed to providing its customers prompt, friendly, efficient service, keeping table-to-waitstaff ratios low, and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality. Through the use of comment cards and a 1-800 telephone number, senior management receives valuable feedback from customers and, through prompt responses, demonstrates a continuing interest in customer satisfaction.

  DISTINCTIVE DESIGN AND DECOR AND CASUAL ATMOSPHERE. Each restaurant concept has a similar appearance and a flexible design which can accommodate a wide variety of available sites. For Landry's Seafood House, the Company has developed a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade creating the feeling of a traditional old seafood house restaurant. Joe's Crab Shack is designed to appear like an old fishing camp with a wood facade, tin roof and a raised outside deck. The Crab House restaurants feature a casual nautical theme, and many include a fresh seafood salad bar. A casual, energetic dining atmosphere is created for all of the Company's restaurants through the design and decor of the dining areas, which generally display vibrant, colorful interiors. In many locations, the Company's restaurants provide outdoor patio service for a more casual, open-air dining experience and often feature waterfront views.

  HIGH PROFILE RESTAURANT LOCATIONS. The Company believes that its ability to select high profile restaurant sites is critical to its success. The Company's site selection strategy is to locate its restaurants in close proximity to significant generators of potential customers such as major retail and business centers, hotel concentrations, convention and entertainment complexes, historical areas and waterfront locations.

  COMMITMENT TO ATTRACTING AND RETAINING QUALITY EMPLOYEES. By providing extensive training and attractive compensation, the Company fosters a strong corporate culture and encourages a sense of personal commitment from its employees. The Company has a monthly cash bonus program establishing performance goals on a restaurant-by-restaurant basis for each restaurant's management team pursuant to which management believes restaurant managers typically earn bonuses equal to between 15% and 25% of their total cash compensation. The Company has historically utilized a program of extensive background checks for prospective management employees (including criminal checks, credit checks and drug screening). Management believes its policies have resulted in a low rate of management-level employee turnover.

MENU

  The Company's restaurants offer a wide variety of broiled, grilled and fried seafood items including red snapper, shrimp, crawfish, crabs and lump crabmeat, lobster, oysters, scallops, flounder, and other traditional seafood items, many
with a choice of unique seasonings, stuffings and toppings.   The Company's menu
also includes a wide variety of seafood appetizers, salads, soups and side dishes. In order to provide an alternative to seafood items, the Company's restaurants also offer Certified Angus beef, fowl, pastas, and other American food entrees. The Company's restaurants also feature a unique selection of desserts made fresh on a daily basis at each location. Most of the Company's restaurants offer complimentary salad and bread with each entree, as well as certain lunch specials and lower priced children's entrees. The Company's restaurants emphasize a complete dining experience, and, accordingly, full liquor service is available. During the year ended December 31, 1996, liquor sales accounted for approximately 16% of the Company's total revenue. The Company's restaurants serve both lunch and dinner. The average dinner entree menu price for the Company's restaurants is between $11.00 and $13.00, excluding menu entree items which are priced daily "at market", based on cost and availability to the Company's restaurants. At certain of the Company's restaurants, there is a separate lunch menu with reduced prices on selected entrees.

SITE SELECTION

  The Company's site selection strategy is to locate its restaurants in markets which provide a balanced mix of tourist, convention, business and residential clientele. A variety of factors are analyzed in the site selection process, including local market demographics, site visibility, aesthetics (including waterfront views) and accessibility and proximity to significant generators of potential customers such as major retail centers, office complexes, hotel concentrations, convention centers, historical areas and entertainment facilities (stadiums, arenas, theaters, etc.). Management believes that this strategy results in a high volume of new and repeat customers and provides the Company with increased name recognition in new markets.

EXPANSION STRATEGY

  The Company plans to focus expansion efforts primarily in the southern half of the United States, although the Company will review situations that might arise in major cities outside of this area. Second locations in an existing market are likely to occur when management believes the area can effectively support another quality seafood restaurant. The Company believes that the increased consumption of seafood due to its taste, variety and perceived health advantages, combined with the excellent unit economics of its restaurants, support the Company's decision to concentrate its expansion efforts on quality seafood restaurants in strategically targeted markets.

  Beginning in 1990 the Company implemented an accelerated expansion strategy. The Company currently plans to open at least 25 restaurants in 1997. The number of restaurants actually opened will vary depending upon, among other things, the Company's ability to locate suitable sites, the availability of financing and general economic conditions.

  The Company has designated a team of employees that are responsible for opening new locations, including kitchen personnel and other individuals who are trained as hosts, waiters, floor managers and bartenders. The Company has enhanced its management training program to enable assistant general managers to be promoted to general managers. The Company believes that through its training program and the hiring of outside personnel it will be able to support its expansion strategy.

MANAGEMENT AND EMPLOYEES

  The Company's policy is to staff its restaurants with management that has significant experience in the restaurant industry. The Company believes its strong team-oriented culture helps it attract and retain highly motivated employees who provide customers with a level of service superior to that normally found in other restaurants. The Company trains its kitchen employees and waitstaff to take great pride in preparing and serving food in accordance with the strict standards established by the Company. Restaurant managers and staff are trained to be courteous and attentive to customer needs, and the managers, in particular, are instructed to visit each table. Senior corporate management holds weekly and monthly group meetings with the restaurants' general managers to discuss individual restaurant performance and customer comments. Moreover, the Company requires general managers to hold regular staff meetings at their individual restaurants. Compliance with the Company's quality requirements is monitored through periodic on-site visits and formal periodic inspections by the regional manager and supervisory personnel from the Company's corporate offices.

  The management staff of a typical restaurant consists of a five-person management team (one general manager, two kitchen managers, and two floor managers) with the general manager having overall responsibility for restaurant operations. The general managers typically have been promoted after training in all areas of restaurant level management within the Company. The kitchen managers in each restaurant supervise kitchen operations, which allows the general managers to spend most of their time in the dining area of the restaurant supervising the staff and providing service to customers. Each restaurant's management team is eligible to receive monthly incentive bonuses subject to achievement of operating performance objectives specifically tailored for such restaurant for each monthly period. These employees typically earn between 15% and 25% of their total cash compensation under this program. In addition, general managers, kitchen managers and floor managers are entitled to participate in the Company's stock option plan.

  The Company has historically spent considerable effort in screening prospective employees and training and developing employees, allowing it to promote from within. The Company requires each employee to participate in a formal training program that utilizes departmental training manuals, examinations and a scheduled evaluation process. Newly hired waitstaff are required to spend from five to 10 days in training before they serve customers. The Company utilizes a program of extensive background checks for prospective management employees such as criminal background checks, credit checks and drug screening. Management believes its policies have resulted in a reduced rate of management-level employee turnover. Management training encompasses three general areas, including (I) all service positions; (ii) management accounting, personnel management and dining room and bar operations; and (iii) kitchen management, which entails food preparation and quality controls, cost controls, training, ordering and receiving and sanitation operations. Due to the Company's enhanced training program, management training now lasts approximately 8 to 12 weeks, depending upon the trainee's prior experience and performance relative to the Company's objectives. As the Company expands, it will need to hire additional management personnel and its continued success will depend in large part on its ability to attract, train, and retain quality management employees. There are currently eleven individuals involved in regional management functions. As the Company grows, it plans to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within those geographic regions. The Company plans to promote experienced restaurant level management personnel to serve as future regional managers as well as hire needed personnel from outside the Company.

  As of March 1, 1997, the Company employed approximately 6,700 persons, of whom approximately 430 were restaurant managers or manager-trainees, approximately 250 were administrative, and the rest were hourly. Each restaurant employs an average of approximately 80 to 100 people, depending on seasonal needs. The Company considers its employees to be of high quality and believes that its employee turnover rate is within industry standards. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with employees to be satisfactory.

COMPETITION

  The restaurant industry is intensely competitive with respect to price, service, the type and quality of food offered, location and other factors. The Company has many well established competitors, both seafood and non-seafood, with substantially greater financial resources and a longer history of operations than the Company. The Company competes with both locally-owned seafood and non-seafood restaurants, as well as national and regional seafood and non-seafood restaurant chains, some of which may be better established in the Company's existing and future markets. In particular, Red Lobster, a national seafood restaurant chain, operates over 600 seafood restaurants nationwide, many of which operate in the Company's existing and future markets. Changes in customer tastes, economic conditions, demographic trends and the location and number of, and type of food served by, competing restaurants could adversely affect the Company's business as could the unavailability of experienced management and hourly employees. Management believes its restaurants enjoy a high level of repeat business and customer loyalty due to high food quality, comfortable atmosphere, and friendly efficient service.

GOVERNMENT REGULATIONS

  Each of the Company's restaurants is subject to various federal, state and local laws, regulations and administrative practices affecting its business and must comply with provisions regulating health and sanitation standards, equal employment, minimum wages and licensing for the sale of food and alcoholic beverages. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.

  Approximately 16% of the Company's revenues are attributable to the sale of liquor. Alcoholic beverage control regulations require each of the Company's restaurants to apply for and obtain from state authorities a license or permit to sell liquor on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect various aspects of daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Difficulties or failures in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant.
The suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of the restaurants. In certain states, the Company may be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its comprehensive general liability insurance.

  The Company's operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Requirements of local governmental entities with respect to zoning, land use and environmental factors could delay or prevent the development of new restaurants in particular locations.

  In January 1994, the Food and Drug Administration issued proposed regulations relating to the establishment of procedures for the safe processing and importing of fish and fishery products. The proposed regulations, which will not apply to retail restaurant establishments, if enacted, will establish regulations to ensure the safe processing and importing of seafood by means of implementation of monitoring systems based upon hazard analysis critical control point principles. While the proposed regulations will not directly affect retail establishments, the Company can make no assurances that the regulations, if adopted, will not result in increased costs of operations.

  At the federal level, there are proposals under consideration to introduce a system of mandated health insurance. These and other initiatives could adversely affect the Company as well as the restaurant industry in general.

SERVICE MARKS

  "Landry's Seafood House", Landry's, Willie G's, and Joe's Crab Shack are registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. In addition, the Company has registered numerous other marks related to its business and advertising.

INFORMATION AS TO CLASSES OF SIMILAR PRODUCTS OR SERVICES

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through company-owned and company-operated restaurants. The Company has no operations outside the continental United States.

ITEM 2.  PROPERTIES

RESTAURANT LOCATIONS

  The Company's restaurants range in size from 5,000 square feet to 16,000 square feet, with the average restaurant containing approximately 8,400 square feet. The restaurants generally have dining room floor seating for approximately 215 customers, many with patio seating on a seasonal basis, and bar seating for approximately 10 to 20 additional customers.

  The following table provides information with respect to the location of each of the Company's existing restaurants as of March 1, 1997:



           Location                  Number of Units
           --------                  ---------------

           Alabama                         3
           Arkansas                        1
           Arizona                         4
           California                      1
           Colorado                        4
           Florida                        17
           Georgia                         2
           Illinois                        1
           Louisiana                       4
           Mississippi                     1
           Missouri                        2
           New Mexico                      1
           Nevada                          1
           New York                        2
           Oklahoma                        2
           Ohio                            2
           South Carolina                  5
           Tennessee                       3
           Texas                          28
           Virginia                        1


ITEM 3.  LEGAL PROCEEDINGS

  The Company is a defendant from time to time in routine lawsuits incidental to its business. The Company believes that none of the current legal proceedings, individually or in the aggregate, will have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The Common Stock of the Company is traded on the NASDAQ-NMS under the symbol "LDRY." The following table sets forth for the fiscal quarters indicated, the reported high and low sales price of the Company's Common Stock during the years ended December 31, 1994, 1995 and 1996.


                         1994            1995            1996
                        ------          ------          ------
                     High    Low     High    Low     High     Low
                    ------  ------  ------  ------  -------  ------

    1st Quarter     $13.75  $10.50  $15.75  $12.75  $ 19.75  $14.00

    2nd Quarter     $13.00  $ 8.63  $22.25  $14.88  $ 25.75  $17.50

    3rd Quarter     $12.75  $ 8.75  $22.00  $16.00  $28.375  $18.75

    4th Quarter     $15.38  $10.13  $18.25  $12.50  $ 26.25  $19.50


  The Company has not paid a cash dividend on the Common Stock. The Company intends to retain future earnings for use in the operation and expansion of its restaurants and, accordingly, does not intend to pay cash dividends in the foreseeable future.

  As of March 20, 1997, the number of holders of record of shares of the Company's Common Stock was approximately 6,100.

ITEM 6.  SELECTED FINANCIAL DATA

The following table contains selected consolidated financial data for each of the past five fiscal years.


                                                                                              Year Ended December 31,
                                                                                ----------------------------------------------------

                                                                                   1996       1995       1994       1993      1992
                                                                                ----------  ---------  ---------  --------  --------

                                                                                        (in thousands, except per share data)

INCOME STATEMENT DATA(1)
------------------------
Revenues:
  Restaurant                                                                     $232,597   $149,737   $ 96,262   $58,041   $42,535

  Processing plant                                                                  3,510      7,883      4,511     2,626      ----
                                                                                 --------   --------   --------   -------   -------
  Total revenues                                                                  236,107    157,620    100,773    60,667    42,535

Operating costs and expenses:
 Cost of sales                                                                     72,304     47,978     31,424    18,759    14,472

 Restaurant labor                                                                  60,249     38,595     23,986    14,591    10,235

 Other restaurant operating expenses                                               51,077     31,662     21,606    13,614     9,910

 Merger costs                                                                      25,971       ----       ----      ----      ----

 Depreciation and amortization                                                     12,978      7,817      4,060     1,783     1,082

 Processing plant cost of sales and operating expenses                              3,857      7,686      4,328     2,519      ----

 General and administrative expenses                                                9,447      8,437      6,117     4,147     3,180
                                                                                 --------   --------   --------   -------   -------

   Total operating costs and expenses                                             235,883    142,175     91,521    55,413    38,879

Operating income                                                                      224     15,445      9,252     5,254     3,656
Other (income) expense:
 Interest (income) expense, net                                                    (2,379)    (1,604)      (915)      (47)      (14)


 Other, net                                                                           318         55         39      (130)     (294)

                                                                                 --------   --------   --------   -------   -------

   Total other (income) expense                                                    (2,061)    (1,549)      (876)     (177)     (308)


Income before income taxes, cumulative
 effect of accounting change and extraordinary gain                                 2,285     16,994     10,128     5,431     3,964

Provision for income taxes (pro forma in 1993 and 1992) (2)                           779      5,946      3,520     1,543     1,112
                                                                                 --------   --------   --------   -------   -------

Income before extraordinary gain                                                    1,506     11,048      6,608     3,888     2,852

Cumulative effect of accounting change (1993) and
 extraordinary gain (1992) (3)                                                       ----       ----       ----       223       313
                                                                                 --------   --------   --------   -------   -------

Net income                                                                       $  1,506   $ 11,048   $  6,608   $ 4,111   $ 3,165
                                                                                 ========   ========   ========   =======   =======

Income before cumulative effect of accounting change and
 extraordinary gain per share (pro forma in 1993 and 1992) (4)                   $   ----   $   ----    $  ----      0.34      0.29

Cumulative effect of accounting change and
 extraordinary gain per share (pro forma in 1993 and 1992) (4)                       ----       ----       ----      0.02      0.03
                                                                                 --------    -------    -------  --------   -------

Net income per share (pro forma in 1993 and 1992) (4)                               $0.06      $0.57      $0.41     $0.36     $0.32
                                                                                 ========   ========   ========   =======   =======

Weighted average number of common
 shares and common shares equivalents
 outstanding                                                                       24,100     19,300     16,098    11,266     9,769
                                                                                 ========   ========   ========   =======   =======


                                                                                      December 31,
                                                                   -----------------------------------------------
                                                                      1996      1995     1994     1993      1992
                                                                   ---------  --------  -------  -------  --------
                                                                                    (in thousands)
BALANCE SHEET DATA (AT END OF PERIOD)(1)
----------------------------------------

Working capital (deficit)                                           $ 64,377  $ 11,279  $23,258  $ 8,931  $(1,447)

Total assets                                                         281,199   187,866   99,667   48,339   20,394

Short-term notes payable and current portion of
 long-term notes and other obligations                                   492     2,677      855      896    3,242

Long-term notes and other obligations, noncurrent                      3,716    19,220    5,995    3,294    4,689

Stockholders' equity                                                $256,447  $144,791  $82,966  $38,428  $ 7,352
----------


(1) On August 9, 1996 the Company acquired Bayport Restaurant Group, Inc. under an Agreement and Plan of Merger. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated to include the accounts and operations of Bayport for all periods presented. See Notes to Consolidated Financial Statements.
(2) Income taxes for 1993 and 1992 reflect a pro forma provision for income taxes as a C corporation.
(3) During 1992, the Company recorded an extraordinary gain of $489,133 ($313,000 net of pro forma income tax) related to the repayment of debt at a discount effective November 20, 1992.
(4) Reflects pro forma net income and extraordinary gain per share after a pro forma provision for income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          As of March 1, 1997, the Company owned and operated 85 full-service, casual dining seafood restaurants located in 20 states. In addition, the Company operates 3 limited-menu take-out service units under the name "Capt. Crab's Take-Away".

          The Company's operations may be impacted by changes in federal and state taxes and other federal and state governmental policies, which include many possible factors such as the level of minimum wages, the deductibility of business and entertainment expenses, levels of disposable income, and national and regional economic growth. The recent enactment of staged increases to federally mandated minimum wage will increase the Company's labor costs. Effective October 1, 1996, the federal minimum wage increased from $4.25/hour to $4.75/hour, and is scheduled to further increase to $5.25/hour effective October 1, 1997. The new minimum wage increases affected primarily initial entry-level wages of the least skilled jobs in the Company's restaurant kitchens, as the federal law mandated an offsetting increase in the tip-credit amounts for tipped employees (i.e., waitstaff).

          Upon the consummation of the merger with Bayport Restaurant Group ("Bayport"), the Company recognized a one-time charge of approximately $17 million, after provision for income taxes. In addition, the Company's restaurant base has increased significantly through the acquisition of the Bayport restaurants pursuant to the merger. Such restaurants have materially different profit margins, costs to construct, costs of sales, operating expenses, and other restaurant performance factors than the Company's other existing restaurants. The Company is making efforts to reduce construction and operating costs of the Bayport restaurants without reducing the quality of their service or food. However, there can be no assurances that the Company will be able to operate the Bayport restaurants in a manner that is different from the way such restaurants were historically constructed and operated. As a result, the Company's profit margin, cost to construct, cost of sales as percentages of restaurant sales, operating expenses and other restaurant performance factors on an ongoing basis may be materially different than the Company's on a historical stand-alone basis.

          This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its accelerated expansion strategy, successful integration of the Crab House restaurants into the Company, changes in costs of food, labor, and employee benefits, the ability of the Company to continue to acquire prime locations at acceptable lease or purchase terms, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

          Revenues increased $78,486,560, or 49.8%, from $157,620,317 to
$236,106,877 for the year ended December 31, 1996, compared to the year ended December 31, 1995. The increase in revenues was primarily attributable to revenues from new restaurant openings. There was a nominal change in revenues from units opened prior to 1995. Several of the Company's restaurants that opened during 1995 opened at volumes in excess of the Company's average unit volumes. Subsequently, however, the Company has experienced a moderation of their initial unit volumes.

          As a primary result of increased revenues, restaurant cost of sales increased $24,325,584, or 50.7%, from $47,978,164 to $72,303,748 for the year ended December 31, 1996 compared to the prior year. Restaurant cost of sales as a percentage of restaurant revenues for the year ended December 31, 1996 decreased to 31.1% from 32.0% in 1995. The decrease in restaurant cost of sales as a percentage of restaurant revenues reflects favorable product prices and better management cost controls in 1996.

          Restaurant labor expenses increased $21,654,012, or 56.1%, from $38,594,818 to $60,248,830 for the year ended December 31, 1996 compared to the prior year. Restaurant labor expenses as a percentage of restaurant revenues for the year ended December 31, 1996, increased to 25.9% from 25.8% in 1995.
The increase in restaurant labor as a percentage of restaurant revenues was primarily as a result of increased labor costs attributable to new Crab House restaurants.

          Other restaurant operating expenses increased $19,413,943, or 61.3%, from $31,662,794 to $51,076,737 for the year ended December 31, 1996, compared to the prior year, as a result of increased revenues and the opening of new restaurants in 1996. Such expenses increased as a percentage of revenues to 22.0% from 21.1% primarily as a result of higher occupancy and other operating costs of new Crab House restaurants.

          Depreciation and amortization expenses increased $5,160,809, or 66.0%, from $7,817,266 to $12,978,075 for the year ended December 31, 1996, compared to the prior year. The increase was primarily due to the addition of new restaurants and purchases of new equipment.

          General and administrative expenses increased $1,009,657, or 12.0%, from $8,436,884 to $9,446,541 compared to the prior year, and decreased as a percentage of total revenues to 4.0% from 5.4%. During 1995 and the first seven months of 1996, Landry's and Bayport operated as separate companies and were increasing the general and administrative expenses to support each company's separate growth plans. However, upon the consummation of the merger, Bayport's corporate offices were closed and substantially all of Bayport's office employees were terminated. As a result, general and administrative expenses were less than the combined expenses of the separate companies, causing the decrease in general and administrative expenses as a percentage of sales in 1996 compared to 1995. In August 1996 merger costs were incurred related to the merger with Bayport. These costs primarily include investment banking fees, legal and accounting fees, printing, filing and related costs, employee severance payments and write-off of specific assets which included duplicative restaurant locations and certain non-operating properties.

          Net interest income increased by $775,350 from $1,604,081 to $2,379,431 in 1996 compared to 1995. The increase resulted primarily from the Company's investment of excess cash in interest bearing securities subsequent to the Company's public stock offerings. Other expenses, net increased by $263,162, and was not deemed significant.

          Provision for income taxes decreased by $5,166,399 from $5,945,850 in 1995 to $779,451 in 1996 primarily due to the change in the Company's income.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

          Revenues increased $56,846,948, or 55.4%, from $100,773,369 to
$157,620,317 for the year ended December 31, 1995, compared to the year ended December 31, 1994. The increase in revenues was primarily attributable to revenues from new restaurant openings. There was a nominal change in revenues from units opened prior to 1994. Several of the Company's restaurants that opened during late 1994 and early 1995 opened at volumes in excess of the Company's average unit volumes. Subsequently, however, the Company has experienced a moderation of their initial unit volumes.

          As a primary result of increased revenues, restaurant cost of sales increased $16,554,175, or 52.7%, from $31,423,989 to $47,978,164 for the year ended December 31, 1995 compared to the prior year. Restaurant cost of sales as a percentage of restaurant revenues for the year ended December 31, 1995 decreased to 32.0% from 32.6% in 1994. The decrease in restaurant cost of sales as a percentage of restaurant revenues reflects favorable product prices and better management cost controls in 1995.

          Restaurant labor expenses increased $14,608,782, or 60.9%, from $23,986,036 to $38,594,818 for the year ended December 31, 1995 compared to the prior year. Restaurant labor expenses as a percentage of restaurant revenues for the year ended December 31, 1995, increased to 25.8% from 24.9% in 1994.
The increase in restaurant labor as a percentage of restaurant revenues was net of an increased restaurant labor percentage in the Landry's restaurants due to competitive pressures and expansion, offset by a smaller reduction in the Bayport restaurants.

          Other restaurant operating expenses increased $10,057,261, or 46.5%, from $21,605,533 to $31,662,794 for the year ended December 31, 1995, compared to the prior year, as a result of increased revenues and the opening of new restaurants in 1995. Such expenses decreased as a percentage of revenues to 21.1% from 22.4% primarily due to strong revenue growth exceeding the increase in other restaurant operating expenses and reductions in the rent expense percentage due to a greater percentage of fee-owned restaurants.

          Depreciation and amortization expenses increased $3,757,200, or 92.5%, from $4,060,066 to $7,817,266 for the year ended December 31, 1995, compared to the prior year. The increase was primarily due to the addition of new restaurants and purchases of new equipment.

          General and administrative expenses increased $2,319,650, or 37.9%, from $6,117,234 to $8,436,884 compared to the prior year, and decreased as a percentage of total revenues to 5.4% from 6.1%. The dollar increase resulted primarily from increased office personnel, salaries and travel to support the Company's expansion.


          Net interest income increased by $689,294 from $914,787 to $1,604,081 in 1995 compared to 1994. The increase resulted primarily from the Company's investment of excess cash in interest bearing securities subsequent to the Company's public stock offerings. Other expenses, net increased by $16,071, and was not deemed significant.

          Provision for income taxes increased by $2,426,194 from $3,519,657 in 1994 to $5,945,851 in 1995 primarily due to the change in the Company's income.

LIQUIDITY AND CAPITAL RESOURCES

          In 1994 and 1995 the Company, exclusive of Bayport, spent approximately $32 million and $71 million on capital expenditures. Since 1993, the Company has funded capital expenditures primarily from proceeds of common stock offerings, and in part from cash flow from operations of approximately $10 million and $19 million, respectively. Separately, Bayport spent approximately $5 million and $19 million in 1994 and 1995 on capital expenditures. In recent years and through the date of the merger, Bayport primarily funded capital expenditures out of borrowings.

          In 1996 the combined capital expenditures of the Company was approximately $64 million. The Company funded capital expenditures out of existing cash balances and cash flow from operations during 1996. Bayport's portion of capital expenditures were funded, up to the date of the merger, out of additional borrowings. In addition, the Company incurred merger costs related to the acquisition of Bayport and repaid the pre-merger outstanding indebtedness of Bayport. As a result, the combined entities cash balances declined from approximately $119 million at June 30, 1996, immediately prior to the merger, to approximately $57 million at December 31, 1996, and the majority of the outstanding debt of the combined companies was eliminated.

          The Company's current development plan is to open at least 25 restaurants in 1997. Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $55-$65 million in 1997, depending upon the actual timing of construction expenditures, the number of land purchases, the amount of expenditures spent on remodels, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs and pre-opening expenses, to approximate $2 million. Crab House restaurants have historically been a significantly higher average unit investment cost due to their size, geographic location and other factors. On a go-forward basis, the Company will attempt to reduce the average new unit investment costs of future Crab House restaurants to an amount more comparable to the Company's other restaurants. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and capital expenditure requirements through 1997.

          The Company has a $25 million line of credit which expires in May, 1997. The Company is currently negotiating an increase in the amount and term of the line of credit.

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

IMPACT OF INFLATION

          Management does not believe inflation has had a significant effect on the Company's operations during the past several years. Management believes the Company has historically been able to pass on increased costs through menu price increases, but there can be no assurance that it will be able to do so in the future. Future increases in land and construction costs could adversely affect the Company's ability to expand.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements are set forth herein commencing on page 16.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          During the fiscal years 1994, 1995, and 1996 and through the date of this report, there have been no changes in the Company's independent public accountants, nor have any disagreements with such accountants or reportable events occurred.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM. 11.  EXECUTIVE COMPENSATION

          Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)     1. Financial Statements

             The following financial statements of the Company are set forth herein commencing on page 17:

             Reports of Independent Public Accountants
             Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994
             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
             Consolidated Statements of Cash Flows for the years ended
             December 31, 1996, 1995 and 1994
             Notes to Consolidated Financial Statements

          2. Financial Statement Schedules - Not applicable.

          3. Exhibits

             A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

  (b)     Reports on Form 8-K

          Not Applicable.

  (c)     Exhibits

          All exhibits required by item 601 are listed in the accompanying "Exhibit Index" described in (a)3. above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Landry's Seafood Restaurants, Inc.:


We have audited the accompanying consolidated balance sheets of Landry's Seafood Restaurants, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of three years in the period ended December 31, 1996. We did not audit the financial statements as of December 25, 1995, and for the years ended December 25, 1995, and December 26, 1994, of Bayport Restaurant Group, Inc., a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 7. Such statements are included in the consolidated financial statements of Landry's Seafood Restaurants, Inc. and reflect total assets of 25 percent at December 31, 1995, and total revenues of 34 percent and 38 percent as of December 31, 1995 and 1994, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Bayport Restaurant Group, Inc., is based solely upon the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landry's Seafood Restaurants, Inc. and subsidiaries, as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Houston, Texas
March 28, 1997

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Bayport Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheet of Bayport Restaurant Group, Inc. and Subsidiaries as of December 25, 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended December 25, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bayport Restaurant Group, Inc. and Subsidiaries as of December 25, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 25, 1995, in conformity with generally accepted accounting principles.


/s/Grant Thornton LLP

Miami, Florida
March 8, 1996

                       LANDRY'S SEAFOOD RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                      December 31,
                                              ----------------------------
         ASSETS                                      1996          1995
         -------                                     ----          ----

CURRENT ASSETS:
 Cash and cash equivalents                      $ 57,267,986  $ 17,701,721
 Accounts receivable - trade and other            10,575,874     3,080,180
 Inventory                                        11,965,894     8,242,312
 Other current assets                              5,602,727     6,110,352
                                                ------------  ------------
  Total current assets                            85,412,481    35,134,565
                                                ------------  ------------


PROPERTY AND EQUIPMENT, net                      189,895,392   145,580,331
GOODWILL, net of amortization of $1,006,000
 and $849,000 in 1996 and 1995, respectively       3,047,950     3,305,120
OTHER ASSETS, net                                  2,842,892     3,846,154
                                                ------------  ------------
  Total assets                                  $281,198,715  $187,866,170
                                                ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                              $ 10,655,053  $ 16,698,388
  Accrued liabilities                              9,888,159     4,480,367
  Current portion of long-term notes
   and other obligations                             492,555     2,677,130
                                                ------------  ------------
   Total current liabilities                      21,035,767    23,855,885
                                                ------------  ------------

LONG-TERM NOTES AND
  OTHER OBLIGATIONS, NON-CURRENT                     221,184    16,204,381
DEFERRED INCOME TAXES AND
 OTHER LIABILITIES                                 3,494,353     3,015,353
                                                ------------  ------------
   Total liabilities                              24,751,304    43,075,619
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value,
    2,000,000 shares authorized, 28,398
   and 108,391 outstanding, respectively                 284         1,084
  Common stock, $0.01 par value,
    60,000,000 shares authorized,
    25,225,356 and 19,865,027 issued and
    outstanding, respectively                        252,253       198,650
  Additional paid-in capital                     238,083,067   127,984,583
  Retained earnings                               18,111,807    16,606,234
                                                ------------  ------------
   Total stockholders' equity                    256,447,411   144,790,551
                                                ------------  ------------
    Total liabilities and stockholders'
     equity                                     $281,198,715  $187,866,170
                                                ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             Year Ended December 31,
                                                                    --------------------------------------------
                                                                         1996            1995           1994
                                                                    --------------  -------------  -------------
REVENUES:
  Restaurant                                                          $232,596,509   $149,736,680   $ 96,262,272
  Processing plant                                                       3,510,368      7,883,637      4,511,097
                                                                      ------------   ------------   ------------
   Total revenues                                                      236,106,877    157,620,317    100,773,369
OPERATING COSTS AND EXPENSES:
  Cost of sales                                                         72,303,748     47,978,164     31,423,989
  Restaurant labor                                                      60,248,830     38,594,818     23,986,036
  Other restaurant operating expenses                                   51,076,737     31,662,794     21,605,533
  Merger costs                                                          25,971,815           ----           ----
  Depreciation and amortization                                         12,978,075      7,817,266      4,060,066
  Processing plant cost of sales and operating expenses                  3,857,224      7,685,788      4,328,252
  General and administrative expenses                                    9,446,541      8,436,884      6,117,234
                                                                      ------------   ------------   ------------
   Total operating costs and expenses                                  235,882,970    142,175,714     91,521,110

OPERATING INCOME                                                           223,907     15,444,603      9,252,259

OTHER (INCOME) EXPENSE:
  Interest (income) expense, net                                        (2,379,431)    (1,604,081)      (914,787)
  Other, net                                                               318,314         55,152         39,081
                                                                      ------------   ------------   ------------
                                                                        (2,061,117)    (1,548,929)      (875,706)

INCOME BEFORE INCOME TAXES                                               2,285,024     16,993,532     10,127,965
PROVISION FOR INCOME TAXES                                                 779,451      5,945,850      3,519,657
                                                                      ------------   ------------   ------------

NET INCOME                                                            $  1,505,573   $ 11,047,682   $  6,608,308
                                                                      ============   ============   ============

NET INCOME PER COMMON SHARE                                           $       0.06   $       0.57   $       0.41
                                                                      ============   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE
EQUIVALENTS OUTSTANDING                                                 24,100,000     19,300,476     16,098,071
                                                                      ============   ===========    ============



  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY




                                   Preferred Stock        Common Stock         Additional
                                  -----------------    ------------------      Paid-In       Retained
                                  Shares     Amount    Shares      Amount      Capital       Earnings        Total
                                  ------     ------    ------      ------      -------       --------        -----
BALANCE, January 1, 1994            340,401   $  3,404   13,156,600  $131,566  $ 39,343,120  $(1,049,755)  $  38,428,335

 Net income                            ----       ----         ----      ----          ----    6,608,308       6,608,308

 Issuance of common stock,
  net of offering costs                ----       ----    3,193,543    31,936    37,825,319         ----      37,857,255

 Conversion of preferred stock     (212,824)    (2,128)     212,824     2,128          ----         ----            ----

 Exercise of stock options and
  income tax benefit                   ----       ----        4,300        43        23,488         ----          23,531

 Other                                 ----       ----         ----      ----        48,473         ----          48,473
                                 ----------   --------   ----------  --------  ------------  -----------   -------------

BALANCE, December 31, 1994          127,577      1,276   16,567,267   165,673    77,240,400    5,558,553      82,965,902
                                 ----------   --------   ----------  --------  ------------  -----------   -------------

 Net income                            ----       ----         ----      ----          ----   11,047,681      11,047,681

 Issuance of common stock,
  net of offering costs                ----       ----    3,179,604    31,796    49,919,651         ----      49,951,447

 Conversion of preferred stock      (19,186)      (192)      19,186       192          ----         ----            ----

 Exercise of stock options
  and income tax benefit               ----       ----       98,970       989       769,341         ----         770,330

 Other                                 ----       ----         ----      ----        55,191         ----          55,191
                                 ----------   --------   ----------  --------  ------------  -----------   -------------

BALANCE, December 31, 1995          108,391      1,084   19,865,027   198,650   127,984,583   16,606,234     144,790,551
                                 ----------   --------   ----------  --------  ------------  -----------   -------------

 Net income                            ----       ----         ----      ----          ----    1,505,573       1,505,573

 Issuance of common stock,
  net of offering costs                ----       ----    4,890,000    48,900   105,264,100         ----     105,313,000

 Conversion of preferred stock      (79,993)      (800)      79,993       800          ----         ----            ----

 Exercises of stock options
  and income tax benefit               ----       ----      390,336     3,903     4,834,384         ----       4,838,287
                                 ----------   --------   ----------  --------  ------------  -----------   -------------

BALANCE, December 31, 1996           28,398   $    284   25,225,356  $252,253  $238,083,067  $18,111,807   $ 256,447,411
                                 ==========   ========   ==========  ========  ============  ===========   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                      ------------------------------------------------------
                                                                1996                1995           1994
                                                      ------------------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                     $  1,505,573   $ 11,047,682   $  6,608,308
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Non-cash merger costs                                            17,623,337           ----           ----
  (Gain) Loss on securities and other                                    ----        (29,746)       346,136
  Other non-cash items:
  Depreciation and amortization                                    12,978,075      7,817,266      4,060,066
   Change in current assets and liabilities:
   (Increase) decrease in trade and other receivables              (7,495,694)    (1,188,181)    (1,249,190)
   (Increase) decrease in inventory                                (4,064,313)    (4,747,247)      (538,144)
   (Increase) decrease in other assets                             (5,682,060)    (6,670,459)    (3,783,592)
   Increase (decrease) in accounts payable and
    accrued and other liabilities                                    (435,203)    14,077,011      4,801,626
                                                                 ------------   ------------   ------------
   Total adjustments                                               12,924,142      9,258,644      3,636,902
                                                                 ------------   ------------   ------------
 Net cash provided by operating activities                         14,429,715     20,306,326     10,245,210

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment additions                                 (64,468,539)   (90,104,574)   (37,601,841)
 Proceeds from maturity and sale of securities                           ----      5,196,108      2,810,609
 Other                                                             (1,253,171)      (451,596)      (850,000)
                                                                 ------------   ------------   ------------
  Net cash used in investing activities                           (65,721,710)   (85,360,062)   (35,641,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common stock                           105,313,000     49,968,756     36,317,255
 Proceeds from exercise of stock options                            3,564,758        598,209      1,163,531
 Notes payable borrowings                                          10,747,621     15,829,106      2,628,397
 Payments on notes payable and borrowings                         (28,767,119)    (3,547,202)    (2,515,775)
 Purchase of securities                                                  ----           ----        (58,021)
                                                                 ------------   ------------   ------------
  Net cash provided by financing activities                        90,858,260     62,848,869     37,535,387
NET INCREASE (DECREASE) IN CASH                                    39,566,265     (2,204,867)    12,139,365
CASH AT BEGINNING OF YEAR                                          17,701,721     19,906,588      7,767,223
                                                                 ------------   ------------   ------------
CASH AT END OF YEAR                                              $ 57,267,986   $ 17,701,721   $ 19,906,588
                                                                 ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for--
   Interest                                                      $    162,446   $    872,723   $    338,041
   Income taxes                                                  $  5,320,285   $  5,764,307   $  1,371,401


  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying financial statements include the consolidated accounts of Landry's Seafood Restaurants, Inc., a Delaware holding company (the "Company") and its wholly owned subsidiaries as of and for the years ended December 31, 1996 and 1995. The Company owns and operates seafood restaurants primarily under the trade names Landry's Seafood House, Joe's Crab Shack and The Crab House. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food and beverages.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred.

     The Company computes depreciation on the straight-line method. The estimated lives used in computing depreciation are as follows:


                                                            Years
                                                            -----
Buildings and improvements ............................     10-30

Furniture, fixtures and equipment ....................       5-10

Leasehold improvements ....................... Shorter of 30 years or lease term

PRE-OPENING COSTS

     The direct and incremental costs incurred in connection with the commencement of each restaurant's operations, substantially comprised of training-related costs, are capitalized as pre-opening costs. Amounts capitalized are being amortized using the straight-line method over 12 months and are included in other current assets on the consolidated balance sheets. Pre-opening costs, net of amortization, as of December 31, 1996 and 1995, were approximately $1,624,840 and $3,628,000, respectively.

DEVELOPMENT COSTS

     Certain direct costs are capitalized in conjunction with site selection for planned future restaurants and for acquiring restaurant properties. Direct and certain indirect costs are capitalized in conjunction with constructing new restaurants. These costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized over the life of the related building and leasehold interest. Costs related to abandoned site selections and general site selection costs which cannot be identified with specific restaurants are charged to operations.

GOODWILL AND NON-COMPETE AGREEMENTS

     Goodwill and non-compete agreements are amortized over 30 years and 15 years (or the life of the related agreement), respectively. These amounts are included in goodwill and other assets in the accompanying consolidated balance sheets, respectively.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NET INCOME PER SHARE

          Net income per share has been computed by dividing net income by the weighted average common and common share equivalents outstanding, if material. Common stock equivalent shares, which relate to stock options, are included in the weighted average using the treasury stock method when the effect is material and dilutive. Fully diluted earnings per share for 1996, 1995 and 1994 are not presented as the dilutive effect is not material.

CASH FLOW REPORTING

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

          During 1995 and 1994, the Company entered into notes payable aggregating $250,000, and $1,825,000, respectively, in connection with the purchase of restaurant locations and certain restaurant equipment which are excluded from the investing and financing activities on the consolidated statements of cash flow.

USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates.

2.  ACCRUED LIABILITIES:

          Accrued liabilities are comprised of the following:

                                                   December 31,
                                              ----------------------
                                                 1996        1995
                                              ----------  ----------

Payroll and related costs.................... $1,431,765  $1,209,722

Taxes, other than payroll and income taxes...  2,352,870   1,375,283

Deferred income taxes........................    300,000     200,000

Merger costs.................................  2,251,923        ----

Other........................................  3,551,601   1,695,362
                                              ----------  ----------
                                              $9,888,159  $4,480,367
                                              ==========  ==========

3.  INCOME TAXES:

          Prior to 1993, the Company and certain subsidiaries maintained an S Corporation status. Subsequent to a reorganization in August 1993, the S Corporation status was terminated and the Company and certain subsidiaries became subject to federal income taxes.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



          An analysis of the provision for income taxes for the years ended December 31, 1996 and 1995 is as follows:



                                                           1996       1995
                                                           ----       ----

Current income taxes                                     $300,000  $3,645,760
Deferred income taxes                                     479,451   2,300,090
                                                         --------  ----------
 Total                                                   $779,451  $5,945,850
                                                         ========  ==========

Deferred income tax liabilities and assets as of December 31, 1996 and 1995 are comprised of the following:


Deferred Liabilities:
                                                           1996       1995
     Current:                                           ----------   --------
        Pre-opening costs and other current items       $  200,000   $  794,000
     Non-current:
        Property, plant and equipment and other assets   6,102,000    4,176,000
                                                        ----------   ----------
                                                        $6,302,000   $4,970,000

Deferred Assets:
     Non-current:
        AMT credit, FICA credit carryforward and other  $1,196,000   $  343,000
        Net operating loss carryforward                  1,439,000    1,439,000
                                                        ----------   ----------
                                                         2,635,000    1,782,000

Total                                                   $3,667,000   $3,188,000
                                                        ==========   ==========

The Company's effective tax rate differs from the federal statutory rate as follows:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                   1996        1995       1994
                                                  -------    --------   --------

    Statutory rate..............................   34.0%       34.0%      34.0%
    Utilization of net operating losses.........    ---         ---       (1.0)
    FICA credit on tips and targeted job credit.  (34.6)       (2.5)      (2.2)
    Goodwill amortization.......................    2.9         0.2        0.3
    Other (including state taxes)...............   31.8         3.3        3.7
                                                  -----       -----      -----
                                                   34.1%       35.0%      34.8%
                                                  =====       =====      =====


Accounts receivable, as of December 31, 1996 and 1995 includes an income tax receivable of 6,387,000 and 708,000, respectively.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.  PROPERTY AND EQUIPMENT:

    Property and equipment is comprised of the following:


                                                          December 31,
                                                  ----------------------------
                                                      1996           1995
                                                  -------------  -------------

Land............................................  $ 23,643,858   $ 18,037,454

Buildings and improvements......................    27,911,331     21,133,583

Furniture, fixtures and equipment...............    49,929,414     35,430,837

Leasehold improvements..........................    92,308,705     64,389,378

Construction in progress........................    14,971,135     18,031,581
                                                  ------------   ------------

                                                   208,764,443    157,022,833

Less-accumulated depreciation and amortization..   (18,869,051)   (11,442,502)
                                                  ------------   ------------

  Property and equipment, net...................  $189,895,392   $145,580,331
                                                  ============   ============

5.  DEBT:

          The Company has a $25 million unsecured line of credit (prior to May 1995 the available amount was $10 million) from a bank which matures in May 1997, and is available for expansion and other general corporate purposes. The terms of the line of credit require periodic or monthly interest payments; interest on borrowings at the bank's reference rate, as defined, or an Offshore Rate plus 3/4%, as defined; and compliance with various covenants by the Company including the maintenance of tangible net worth, as defined, of $90 million. As of December 31, 1996, the Company had no funds borrowed under the line of credit. The Company is currently negotiating an increase in the amount and term of the line of credit.

          The Company retired substantially all of Bayport's outstanding debt upon the consummation of the merger.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Long-term notes and other obligations include the following:


                                                                           December 31
                                                                           -----------
                                                                       1996           1995
                                                                       ----           ----

Bayport line of credit...........................................   $      ----     $15,829,106

Bayport mortgages payable and other loans........................       242,555       2,384,835

Landry's notes payable...........................................       369,790         566,176

Other obligations................................................       101,394         101,395
                                                                    -----------     -----------

Total long-term notes and other obligations......................       713,739      18,881,512

Less current maturities..........................................      (492,555)     (2,677,131)
                                                                    -----------     -----------
                                                                        221,184      16,204,381
                                                                    ===========     ===========

Less due to related party........................................          ----       1,155,586
                                                                    -----------     -----------

Long-term notes and other obligations, net current portion.......   $   221,184     $15,048,795
                                                                    ===========     ===========

    Interest (income) expense, net includes the following:

                                                Year ended December 31,
                                     -----------------------------------------
                                        1996            1995          1994
                                     -----------   -----------     -----------

Interest expense...................  $   693,376   $   527,083     $   400,444
Interest income....................   (3,072,807)   (2,131,164)     (1,315,231)
                                     -----------   -----------     -----------
                                     $(2,379,431)  $(1,604,081)    $  (914,787)
                                     ===========   ===========     ===========

6.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

          The Company has entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, the Company pays taxes, insurance and maintenance costs in addition to the lease payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $10,639,000, $7,444,000 and $5,927,000 during 1996, 1995, and
1994.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          The aggregate amounts of minimum operating lease commitments maturing in each of the five years subsequent to and thereafter at December 31, 1996, are as follows:


          1997................................... $  8,800,000
          1998...................................    8,200,000
          1999...................................    7,700,000
          2000...................................    7,500,000
          2001...................................    7,600,000
          Thereafter.............................   88,400,000
                                                   -----------
              Total minimum rentals.............. $128,200,000
                                                   ===========


LITIGATION AND CLAIMS

          The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of all legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

INSURANCE

          The Company is self-insured with respect to any potential workers' compensation claim in Texas, but retains excess employer's indemnity coverage for any claim in excess of $100,000. Management believes that any claims paid under this self-insured program will not have a material adverse effect upon the consolidated financial position and results of operations of the Company because of the Company's historically low level of claims related to workers' compensation. Since the Company commenced operations in states other than Texas, it has been required to subscribe to workers' compensation insurance in those states. The Company maintains a $250,000 deductible for losses in most states.

7.        BUSINESS COMBINATION

          On August 9, 1996, the Company, under an Agreement and Plan of Merger (the "Merger Agreement") exchanged 1.8 million newly issued common shares and .1 million preferred shares for all of the outstanding common and preferred shares of Bayport. Accordingly, a wholly-owned subsidiary of the Company merged with and into Bayport Restaurant Group, Inc. ("Bayport"), resulting in Bayport becoming a wholly-owned subsidiary of the Company (the""Merger"). Bayport operated 17 full-service casual dining seafood restaurants under the name "The Crab House". Bayport's Crab House restaurants are located primarily in Florida.

          The exchange of shares was accounted for as a pooling of interests, and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Bayport for all periods presented. Adjustments to the balance sheet accounts of Bayport to account for the merger exchange ratios of common and preferred stock include reclassifications of stockholder's equity account balances for the restatement to the equivalent shares issued for Bayport shares as a result of the merger. Separate results for the combining entities for the most recent interim period prior to acquisition (six months ended June 30, 1996), and for the years ended December 31, 1995 and 1994 are as follows (amounts in thousands, except per share data):

                       LANDRY'S SEAFOOD RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                             June 30,          December 31,
                               1996          1995        1994
                            -----------  ------------  --------
                            (unaudited)
REVENUES:
     Previously reported      $ 80,999       $104,017  $ 62,527
     Bayport                    38,357         53,603    38,246
                              --------       --------  --------
          Combined            $119,356       $157,620  $100,773
                              ========       ========  ========

NET EARNINGS:
     Previously reported      $  7,937       $  9,584  $  5,668
     Bayport                       499          1,464       940
                              --------       --------  --------
          Combined:           $  8,436       $ 11,048  $  6,608
                              ========       ========  ========

WEIGHTED AVERAGE NUMBER
   OF COMMON AND COMMON
   SHARE EQUIVALENTS
   OUTSTANDING:
     Previously reported        19,950         17,320    14,126
     Bayport                     1,957          1,980     1,972
                              --------       --------  --------
          Combined:             21,907         19,300    16,098
                              ========       ========  ========


EARNINGS PER SHARE:
     Previously reported      $   0.40       $   0.55  $   0.40
     Bayport                     (0.01)          0.02      0.01
                              --------       --------  --------
          Combined            $   0.39       $   0.57  $   0.41
                              ========       ========  ========

Merger costs are non-recurring costs related to the merger with Bayport. These costs primarily include investment banking fees, legal and accounting fees, printing, filing and related costs, employee severance payments and the write-off of specific assets which included duplicative restaurant locations and certain non-operating properties.

8.  STOCKHOLDERS' EQUITY:

          In May, 1996, the Company completed a public offering of 4,860,000 shares of the Company's common stock. Net proceeds of the common stock offering were approximately $105,000,000. In May 1995, the Company declared a two-for-one stock split in the form of a dividend on the $.01 par value common stock. The split was payable to stockholders of record as of June 15, 1995, and was distributed and effective on June 23, 1995. In April 1995, the Company completed a public offering of Common Stock for the sale of an aggregate 3,168,500 shares of Common Stock by the Company. Net proceeds to the Company were approximately $50,000,000, after deducting offering costs. In March 1994, the Company completed a public offering of Common Stock for the sale of an aggregate 4,400,000 shares of Common Stock by the Company at $13.00 per share for aggregate net proceeds of approximately $36,317,255, after deducting related offering costs. Also included in 1994 is the exercise of 190,000 employee stock options at $6.00 per share for aggregate proceeds to the Company of $1,140,000, and the issuance of underlying common shares.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          In 1993, the Company established two stock option plans (the Stock Option Plans), as amended, pursuant to which options may be granted to eligible employees and nonemployee directors of the Company or its subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock of the Company. The Stock Option Plans are administered by the Stock Option Committee of the Board of Directors (the Committee), which determines in its discretion, the number of shares subject to each option granted and the related purchase price, and vesting and option periods. The Committee may grant either nonqualified stock options or incentive stock options, as defined by the Internal Revenue Code of 1986, as amended.

          In June 1995, the Company, with stockholder approval, adopted the 1995 Flexible Incentive Plan (Flex Plan) for key employees of the Company. Under the Flex Plan, eligible employees may receive stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock which may be issued under the Flex Plan (or with respect to which awards may be granted) may not exceed 1,000,000 shares.

          Bayport, prior to the merger, had two Incentive Stock Option Plans under which options were granted to Bayport employees at an option price which was equal to or in excess of the market price of the stock on the date of grant. In addition, various non-qualified options were granted to key Bayport employees, at an option price at least equal to the market price of the stock on grant date. Stock options granted by Bayport were generally exercisable over two to five year periods. Further, Bayport had issued warrants which were exercisable through January 2002. As a result of the merger, the outstanding options and warrants of Bayport are exercisable into common stock of Landry's at the given merger exchange ratios.

          The stock option plans are accounted for using APB Opinion No. 25, and no compensation expense has been recorded. If compensation costs for the Company had been determined using the alternative accounting based on the fair value prescribed by SFAS 123, the Company's proforma net income (loss) for 1996, and 1995 would have been $(1,511,367), and $9,642,632, respectively, and the Company's proforma earnings (loss) per share would have been $(0.06), and $0.50, respectively. These proforma values include the following assumptions: a fair value using the Black-Scholes option-pricing model for options granted during 1996 and 1995 of $9.95 and $6.16 amortization over the respective vesting periods; no dividends; expected lives of 9.5 and 7.6 years for 1996 and 1995, respectively; expected stock price volatility of approximately 40%, and an interest rate of approximately 7%. These proforma results exclude consideration of options granted prior to January 1, 1995, and may not be representative of that to be expected in future years.

          At December 31, 1996, options for 3,262,812 were outstanding (775,672 of which were exercisable) at prices ranging from $6.00 to $23.00 per share.
As of December 31, 1996, all options have been granted at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods.

Options outstanding are as follows:

                                                       1996                 1995
                                                --------------------   -----------------
                                                           Wtd. Avg.           Wtd. Avg.
                                                Shares     Ex. Prices   Shares  Ex. Prices

Options outstanding, beginning of year          2,834,514   $13.99     1,596,522   $10.78
Granted                                           871,357    15.85     1,652,727     9.91
Exercised                                        (390,336)   12.38       (98,970)    7.80
Terminated                                        (52,723)   13.99      (315,765)   11.84
                                                ---------   ------     ---------   ------
Options outstanding, December 31                3,262,812   $15.13     2,834,514   $13.99
                                                =========   ======     =========   ======
Options exercisable, December 31                  775,672   $17.89       276,005   $17.01
                                                =========   ======     =========   ======

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.  QUARTERLY FINANCIAL DATA (UNAUDITED):

          The following is a summary of unaudited quarterly consolidated results of operations (in thousands, except per share data) for 1996, 1995 and 1994:



                                March 31,    June 30,     September 30,   December 31,
                                  1996         1996            1996           1996
                                ---------  -------------  --------------  ------------
Quarter Ended:
 Revenues:
  Restaurant                      $51,562        $64,284       $ 64,390        $52,361
  Processing plant                  1,509          2,001           ----           ----
                                  -------        -------       --------        -------
   Total revenues                 $53,071        $66,285       $ 64,390        $52,361
                                  -------        -------       --------        -------
 Merger expenses                  $  ----        $  ----       $ 25,972        $  ----
 Operating income (loss)          $ 5,488        $ 7,564       $(17,672)       $ 4,844
 Net income (loss)                $ 3,459        $ 4,978       $(10,579)       $ 3,648
 Net income (loss) per share        $0.17          $0.22          (0.40)       $  0.14



                                   March 31,     June 30,     September 30,  December 31,
                                    1995           1995           1995           1995
                                  -------        -------       --------        -------
Quarter Ended:
 Revenues:
  Restaurant                      $31,355        $39,299       $ 41,443        $37,640
  Processing plant                  1,655          1,746          2,343          2,139
                                  -------        -------       --------        -------
   Total revenues                 $33,010        $41,045       $ 43,786        $39,779
                                  -------        -------       --------        -------
 Operating income                 $ 3,505        $ 4,318       $  4,820        $ 2,802
 Net income                       $ 2,398        $ 3,206       $  3,515        $ 1,929
 Net income per share               $0.14          $0.17          $0.17        $  0.09

                                   March 31,     June 30,     September 30,  December 31,
                                    1994           1994           1994           1994
                                  -------        -------       --------        -------
Quarter Ended:
 Revenues:
  Restaurant                      $19,692        $24,589       $ 28,265        $23,716
  Processing plant                    711            974            967          1,859
                                  -------        -------       --------        -------
   Total revenues                 $20,403        $25,563       $ 29,232        $25,575
                                  -------        -------       --------        -------
 Operating income                 $ 1,990        $ 2,647       $  3,016        $ 1,599
 Net income                       $ 1,418        $ 1,989       $  2,148        $ 1,053
 Net income per share               $0.10          $0.12          $0.13        $  0.06


                                   SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Houston, State of Texas, on the 25th day of March 1996.

                                Landry's Seafood Restaurants, Inc.

                                 /s/ Tilman J. Fertitta
                                ----------------------------
                                Tilman J. Fertitta
                                Chairman of the Board/President
                                and Chief Executive Officer

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                 Title                                    Date
---------------------------        -------------------------------          --------------
                                   Chairman, President and Chief            March 25, 1997
/s/ Tilman J. Fertitta             Executive Office, Principal
---------------------------        Executive Officer and Director
Tilman J. Fertitta

                                   Executive Vice President , Chief         March 25, 1997
/s/ E.A. Jaksa, Jr.                Operating Officer and Director
---------------------------
E.A. Jaksa, Jr.

                                   Vice President, Principal Financial      March 25, 1997
/s/ Paul S. West                   Officer, Principal Accounting
---------------------------        Officer and Director
Paul S. West

                                   Vice President, Secretary, General       March 25, 1997
/s/ Steven L. Scheinthal           Counsel and Director
---------------------------
Steven L. Scheinthal
                                   Director                                 March 25, 1997
/s/ James E. Masucci
---------------------------
James E. Masucci
                                   Director                                 March 25, 1997
/s/ Joe Max Taylor
---------------------------
Joe Max Taylor


                                 EXHIBIT INDEX

          Certain of the exhibits to this report on Form 10-K are hereby incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-65498 and all amendments thereto and the Company's Form 10-Q for the quarterly periods ended September 30, 1994 and March 31, 1995, the May 9,
1995 Proxy Statement, the Company's Form 10-K for the year ended December 31, 1995 and Form S-4 in 1996 as filed with the Securities and Exchange Commission. Such exhibits are denoted with the letter "A," "B", "C," "D," "E" and "F" respectively. Exhibits denoted by * are filed herewith.
Exhibit
   No.                    Exhibit
 --------                 -------
  3.1 Certificate of Incorporation of Landry's Seafood Restaurants, Inc. as filed with the Delaware Secretary of State on June 23, 1993, as amended -A- (See Exhibit 3.1)

  3.2      Bylaws of Landry's Seafood Restaurants, Inc. -A- (See Exhibit 3.2)

  4 Specimen Common Stock Certificate, $.01 par value of Landry's Seafood Restaurants, Inc. -A-

  10.1     1993 Stock Option Plan ("Plan") -D-

  10.2     Form of Incentive Stock Option Agreement under the Plan -A- (See
           Exhibit 10.61)

  10.3     Form of Non-Qualified Stock Option Agreement under the Plan -A- (See
           Exhibit 10.62)

  10.4 Non-Qualified Formula Stock Option Plan for Non-Employee Directors ("Directors' Plan") -A-

  10.5 First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors -D-

  10.6     Form of Stock Option Agreement for Directors' Plan -A- (See Exhibit
           10.64)

  10.7 Form of Personal Service and Employment Agreement of Tilman J. Fertitta -A- (See Exhibit 10.65)

  10.8     1995 Flexible Incentive Plan -D-

  10.9 Business Loan Agreement dated May 10, 1994 between Landry's Seafood Restaurants, Inc. and Bank of America, Texas, N.A. -B- (See Exhibit to Item 6)

  10.9a First Amendment to Loan Agreement dated May 8, 1995, between the Company and Bank of America, Texas, N.A. -C- (See Exhibit 6)

  10.10 Form of Consulting Services Agreement between Landry's Management, L.P. and Fertitta Hospitality, Inc. -E-

  10.11 Form of Stock Option Agreement between Landry's Seafood Restaurants, Inc. and Tilman J. Fertitta -E-

  10.12 Merger Agreement between Landry's Seafood Restaurants, Inc. and Bayport Restaurant Group, Inc. -F-

 *11       Statement regarding computation of per share earnings - fully diluted
           - (See page 38)

 *21       Subsidiaries of Landry's Seafood Restaurants, Inc. - (See page 39)

 *23       Consent of Arthur Andersen, LLP  - (See page 40)

 *27       Edgar Financial Data Schedule (Attached hereto)