Form 10-Q
period 1997-03-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 1997-05-14
CIK 908652

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997.

Commission file number 000-22150
                       ------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          ----------------------------------------------------------
          (Exact name of the registrant as specified in its charter)

         Delaware                                          74-0405386
 ------------------------                         -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                           Identification No.

             1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056
         -------------------------------------------------------------
                   (Address of principal executive offices)


                                (713) 850-1010
         -------------------------------------------------------------
                        (Registrant's telephone number)

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

                         As of May 13, 1997 there were
                      25,323,758 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX


------------------------------------------------------------------------------------------------------
PART I.                               FINANCIAL INFORMATION                                 NUMBER
------------------------------------------------------------------------------------------------------
Item 1.     Financial Statements                                                              2

            Condensed Unaudited Consolidated Balance Sheets at March 31, 1997 and
            December 31, 1996                                                                 3

            Condensed Unaudited Consolidated Statements of Income for the Three Months
            Ended March 31, 1997 and March 31, 1996                                           4

            Condensed Unaudited Consolidated Statements of Stockholders' Equity               5
            for the Three Months Ended March 31, 1997

            Condensed Unaudited Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1997  and March 31, 1996                                   6

            Notes to Condensed Unaudited Consolidated Financial Statements                   7-8
Item 2.
            Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                   9-12
------------------------------------------------------------------------------------------------------
PART II.    OTHER INFORMATION
------------------------------------------------------------------------------------------------------
Item 1.     Legal Proceedings                                                           Not Applicable

Item 2.     Changes in Securities                                                       Not Applicable

Item 3.     Defaults upon Senior Securities                                             Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders                         Not Applicable

Item 5.     Other Information                                                           Not Applicable

Item 6.     Exhibits and Reports on Form 8-K                                            Not Applicable
------------------------------------------------------------------------------------------------------
Signatures                                                                                  14
------------------------------------------------------------------------------------------------------

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                                    March 31,    December 31,
                                      ASSETS                                                          1997           1996
                             -----------------------                                              -------------  ------------
                                                                                                   (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                                                    $ 37,660,487   $ 57,267,986
     Accounts receivable--trade and other                                                            9,949,152     10,575,874
     Inventory                                                                                      10,651,892     11,965,894
     Other current assets                                                                            5,621,175      5,602,727
                                                                                                  ------------    -----------
               Total current assets                                                                 63,882,706     85,412,481

PROPERTY AND EQUIPMENT, net                                                                        223,954,771    189,895,392
GOODWILL, net of amortization of $1,019,000
     and $1,006,000, respectively                                                                    3,034,938      3,047,950
OTHER ASSETS, net                                                                                    2,889,134      2,842,892
                                                                                                  ------------   ------------
               Total assets                                                                       $293,761,549   $281,198,715
                                                                                                  ============   ============

         LIABILITIES AND  STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                                             $ 14,601,955   $ 10,655,053
     Accrued liabilities                                                                            11,563,883      9,888,159
     Current portion of long-term notes
          and other obligations                                                                        413,811        492,555
                                                                                                  ------------   ------------
               Total current liabilities                                                            26,579,649     21,035,767

LONG-TERM NOTES AND OTHER OBLIGATIONS,
     NON-CURRENT                                                                                       221,184        221,184
DEFERRED INCOME TAXES & OTHER LIABILITIES                                                            3,494,353      3,494,353
                                                                                                  ------------   ------------
               Total liabilities                                                                    30,295,186     24,751,304

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value,  2,000,000 shares
          authorized, 28,398 issued and outstanding                                                        284            284
     Common stock, $0.01 par value, 60,000,000 shares
          authorized, 25,328,676 and 25,225,356 issued and
          outstanding, respectively                                                                    253,286        252,253
     Additional paid-in capital                                                                    239,306,896    238,083,067
     Retained earnings                                                                              23,905,897     18,111,807
                                                                                                  ------------   ------------
               Total stockholders' equity                                                          263,466,363    256,447,411
                                                                                                  ------------   ------------
               Total liabilities and stockholders' equity                                         $293,761,549   $281,198,715
                                                                                                  ============   ============

                  The accompanying notes are an integral part of these condensed unaudited financial statements.


                      LANDRY'S SEAFOOD RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended
                                                -------------------------------
                                                           March 31,
                                                     1997              1996
                                                ---------------     -----------
REVENUES:
     Restaurant                                     $64,300,777     $51,561,554
     Processing Plant                                      ----       1,509,274
                                                    -----------     -----------
          Total Revenues                             64,300,777      53,070,828

OPERATING COSTS AND EXPENSES:
     Cost of sales                                   19,655,180      15,973,050
     Restaurant labor                                16,444,821      13,202,378
     Other restaurant operating expenses             13,937,725      11,145,987
     Depreciation and amortization                    3,383,298       3,060,137
     Processing plant cost of sales and
          operating expenses                               ----       1,596,237
     General and administrative expenses              2,302,172       2,605,394
                                                    -----------     -----------
          Total operating costs and expenses         55,723,196      47,583,183
                                                    -----------     -----------

OPERATING INCOME                                      8,577,581       5,487,645

OTHER (INCOME) EXPENSE:
     Interest (income) expense, net                    (491,800)         40,711
     Other, net                                          16,116          58,154
                                                    -----------     -----------
          Total other (income) expense                 (475,684)         98,865
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES                            9,053,265       5,388,780
PROVISION FOR INCOME TAXES                            3,259,175       1,930,141
                                                    -----------     -----------

NET INCOME                                          $ 5,794,090     $ 3,458,639
                                                    ===========     ===========

NET INCOME PER SHARE                                      $0.22           $0.17
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES AND COMMON SHARE
 EQUIVALENTS  OUTSTANDING                            26,000,000      20,959,000
                                                    ===========     ===========



    The accompanying notes are an integral part of these condensed unaudited financial statements.

                       LANDRY'S SEAFOOD RESTARUANTS, INC

                 CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY



                                 Preferred Stock           Common Stock          Additional
                              -----------------------  -------------------         Paid-In       Retained
                                Shares      Amount      Shares    Amount           Capital        Earnings      Total
                              -----------  ---------  ----------  --------       ------------  -----------  ------------
Balance, December 31, 1996         28,398  $     284  25,225,356  $252,253       $238,083,067  $18,111,807  $256,447,411
Net  income                           ---        ---         ---       ---                ---    5,794,090     5,794,090
Exercise of stock options
 and income tax benefit               ---        ---     103,320     1,033          1,223,829          ---     1,224,862
                              -----------  ---------  ----------  --------       ------------  -----------  ------------
Balance, March 31, 1997            28,398  $     284  25,328,676  $253,286       $239,306,896  $23,905,897  $263,466,363
                              ===========  =========  ==========  ========       ============  ===========  ============


                  The accompanying notes are an integral part of these condensed unaudited financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Three Months Ended
                                                                                                  ----------------------------
                                                                                                            March 31
                                                                                                       1997            1996
                                                                                                  ------------    ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
     Net Income                                                                                   $  5,794,090     $ 3,458,639
     Adjustments to reconcile net income to net
          cash provided by operating activities--
               Depreciation and amortization                                                         3,383,298      3,060,137
               Change in assets and liabilities-net                                                  7,351,415       (828,061)
                                                                                                  ------------     ----------
                    Total adjustments                                                               10,734,713      2,232,076
                                                                                                  ------------     ----------
               Net cash provided by (used in) operating activities                                  16,528,803      5,690,715
                                                                                                  ------------     ----------

 CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Property and equipment additions                                                              (36,630,748)   (15,696,737)
     Other assets                                                                                     (139,569)       (12,796)
                                                                                                  ------------     ----------
               Net cash used in investing activities                                               (36,770,317)   (15,709,533)
                                                                                                  ------------     ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
     Payments on notes payable and other long-term
      obligations                                                                                      (78,745)      (556,553)
     Borrowings on notes payable                                                                          ----      2,294,401
     Proceeds from exercise of stock options                                                           712,760      1,266,030
                                                                                                  ------------     ----------
               Net cash provided by (used in) financing activities                                     634,015      3,003,878


NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                                  (19,607,499)    (7,014,940)

CASH AND CASH EQUIVALENTS AT
 BEGINNING  OF PERIOD                                                                               57,267,986     17,701,721
                                                                                                  ------------     ----------

CASH AND CASH EQUIVALENTS AT
                                                                                                  ============   ============
END OF PERIOD                                                                                     $ 37,660,487   $ 10,686,781
                                                                                                  ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
     Cash payments during the period for--
          Income taxes                                                                              $      ---      $ 17,800
          Interest                                                                                      14,500       302,637

                  The accompanying notes are an integral part of these unaudited condensed financial statements.

                      LANDRY'S SEAFOOD RESTARUANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 1996. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company's December 31, 1996, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

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

New Accounting Principles

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share (EPS) such that the computations required for primary and fully diluted EPS are to be replaced with basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

                      LANDRY'S SEAFOOD RESTARUANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. The Company anticipates that the restated amounts for basic and diluted EPS will be slightly higher than the previously reported amounts for the unaudited three months ended March 31, 1996 and 1997.

2.   Accrued Liabilities

     Accrued liabilities are comprised of the following:

                                              March 31, 1997  December 31, 1996
                                              --------------  -----------------

Payroll and related costs                        $ 2,841,951         $1,431,765

Deferred income taxes                                300,000            300,000

Taxes, other than payroll and income
 taxes                                             2,948,756          2,352,870

Merger costs                                       2,133,936          2,251,923
Other                                              3,339,240          3,551,601
                                                 -----------         ----------
                                                 $11,563,883         $9,888,159
                                                 ===========         ==========


3.   Debt

     The Company has a $25 million unsecured line of credit from a bank which matures in June 1997, and is available for expansion and other general corporate purposes. The terms of the line of credit require periodic or monthly interest payments; interest on borrowings at the bank's reference rate, as defined, or an Offshore Rate plus 3/4%, as defined; and, for the Company to maintain tangible net worth, as defined, of $90 million. Moreover, the terms prohibit the Company from incurring losses in two consecutive quarters. The Company is currently negotiating an increase in the amount and term of the line of credit.

     The Company retired substantially all of Bayport Restaurant Group's ("Bayport") outstanding debt upon the consummation of the merger of the Company and Bayport, including amounts borrowed under the Company's credit line which was used to fund certain of Bayport's construction projects prior to the merger.

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

                      LANDRY'S SEAFOOD RESTARUANTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     As of May 1, 1997, the Company owned and operated 92 full-service, casual dining seafood restaurants located in 22 states. In addition, the Company operates three limited menu take-out service units under the name "Capt. Crab Take-Away's."

     The Company's operations may be impacted by changes in federal and state taxes and other federal and state governmental policies which include many possible factors such as the level of minimum wages, the deductibility of business and entertainment expenses, levels of disposable income and national and regional economic growth. The recent enactment of staged increases to federally mandated minimum wage will increase the Company's labor costs. Effective October 1, 1996, the federal minimum wage increased from $4.25/hour to $4.75/hour, and is scheduled to further increase to $5.15/hour effective September 1, 1997. The new minimum wage increases affected primarily initial entry-level wages of the least skilled jobs in the Company's restaurant kitchens, as the federal law mandated an offsetting increase in the tip-credit amounts for tipped employees (i.e., waitstaff).

     Upon consummation of the merger with Bayport, the Company's restaurant base has increased significantly. The Bayport restaurants have materially different profit margins, costs to construct, costs of sales, operating expenses, and other restaurant performance factors than the Company's existing restaurants. The Company is making efforts to reduce construction and operating costs of the Bayport restaurants without reducing the quality of their service or food. However, there can be no assurances that the Company will be able to operate the Bayport restaurants in a manner that is different from the way such restaurants were historically constructed and operated. As a result, the Company's profit margin, cost to construct, cost of sales as percentages of restaurant sales, operating expenses and other restaurant performance factors may be materially different than the Company's on a historical stand-alone basis.

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

                      LANDRY'S SEAFOOD RESTARUANTS, INC.


Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Revenues increased $11,229,949, or 21.2%, from $53,070,828 to $64,300,777 in the three months ended March 31, 1997, compared to the three months ended March 31, 1996. The increase in revenue was primarily attributable to revenues from new restaurant openings offset by a reduction in processing plant revenues of $1,509,274. There was a nominal change in revenues from units opened prior to 1995. Several of the Company's restaurants that opened during late 1995 and early 1996 opened at volumes in excess of the Company's average unit volumes. Subsequently, however, the Company has experienced a moderation of their initial unit volumes.

     As a primary result of increased revenues, restaurant cost of sales increased $3,682,130, or 23.1%, from $15,973,050 to $19,655,180 in the three months ended March 31, 1997 compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended March 31, 1997 decreased to 30.6% from 31.0% in 1996. The decrease in cost of sales as a percentage of revenues primarily reflects better management cost controls in 1997.

     Restaurant labor expenses increased $3,242,443, or 24.6%, from $13,202,378 to $16,444,821 in the three months ended March 31, 1997 compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for three months ended March 31, 1997, remained flat at 25.6%.

     Other restaurant operating expenses increased $2,791,738, or 25.0%, from $11,145,987 to $13,937,725 in the three months ended March 31, 1997, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since March 31, 1996. Such expenses increased as a percentage of revenues to 21.7% from 21.6% primarily as a result of higher occupancy and other operating costs of the new Crab House restaurants.

     Depreciation and amortization expenses increased $323,161 or 10.6% from $3,060,137 to $3,383,298 in the three months ended March 31, 1997, compared to the same period in the prior year. The increase was primarily due to the addition of new restaurants and purchases of new equipment.

     General and administrative expenses decreased $303,222, or 11.6%, from $2,605,394 to $2,302,172 compared to the same period of the prior year, and
decreased as a percentage of revenues to 3.6% from 4.9%.   During the three
months ended March 31, 1996, Landry's and Bayport operated as separate companies and were increasing the general and administrative expenses to support each company's separate growth plans. However, upon the consummation of the merger, Bayport's corporate offices were closed and substantially all of Bayport's office employees were terminated. As a result, general and administrative expenses, in total and as a percentage revenues, were less than the combined expenses of the separate companies for the three months ended March 31, 1997 compared to the same period in the prior year.

                      LANDRY'S SEAFOOD RESTARUANTS, INC.

     Net interest income increased by $532,511 for the three months ended March 31, 1997 compared to the same period in the prior year. The increase resulted primarily from the Company's investment of excess cash in interest bearing securities subsequent to the Company's public stock offerings. Other expenses, net decreased by $42,038, and was not deemed significant.

     Provision for income taxes increased by $1,329,034 from $1,930,141 in 1996 to $3,259,175 in 1997 primarily due to the change in the Company's income.

Liquidity and Capital Resources

     For the three months ended March 31, 1997 the combined capital expenditures of the Company was approximately $36.6 million which was funded out of existing cash balances and cash flow from operations. During 1996, the Company incurred merger costs related to the acquisition of Bayport and repaid the pre-merger outstanding indebtedness of Bayport. As a result, the combined entities cash balances declined from approximately $119 million at June 30, 1996, immediately prior to the merger, to approximately $57 million at December 31, 1996, and the majority of the outstanding debt of the combined companies was eliminated.

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

     The Company's current development plan is to open at least 25 - 30 restaurants in 1997. Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $75 - $80 million in 1997, depending upon the actual timing of construction expenditures, the number of land purchases, the amount of expenditures spent on remodels, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs and pre-opening expenses, to approximate $2 million. Crab House restaurants have historically been a significantly higher average unit investment cost due to their size, geographic location and other factors. On a go-forward basis, the Company will attempt to reduce the average new unit investment costs of future Crab House restaurants to an amount more comparable to the Company's other restaurants. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and capital expenditure requirements through 1997.

                      LANDRY'S SEAFOOD RESTARUANTS, INC.

     The Company has a $25 million line of credit which expires in June, 1997. The Company is currently negotiating an increase in the amount and term of the line of credit.

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

    (B)    REPORTS ON FORM 8-K -NONE

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Landry's Seafood Restaurants, Inc.
                              (Registrant)

                              /s/ Tilman J. Fertitta
                              ----------------------------------
                              Tilman J. Fertitta
                              Chairman of the Board of Directors
                              President and Chief Executive Officer
                              (Principal Executive Officer)


                              /s/ Paul S. West
                              ------------------------------------
                              Paul S. West
                              Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)



Dated:   May 14, 1997
      ------------------