Form 10-Q
period 1997-06-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 1997-08-14
CIK 908652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997.

Commission file number 000-22150
                       ---------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          ----------------------------------------------------------
          (Exact name of the registrant as specified in its charter)

      Delaware                                       74-0405386
-----------------------                         --------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

             1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056
         -------------------------------------------------------------
                   (Address of principal executive offices)


                                (713) 850-1010
                  ------------------------------------------
                        (Registrant's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       As of August 11, 1997 there were
                     25,519,792 shares of $0.01 par value
                           common stock outstanding.

                                     INDEX
                                                                         PAGE
PART I.    FINANCIAL INFORMATION                                        NUMBER


Item 1.    Financial Statements                                             2

           Condensed Unaudited Consolidated Balance Sheets at
           June 30, 1997 and December 31, 1996                              3

           Condensed Unaudited Consolidated Statements of Income
           for the Three Months and Six Months ended June 30, 1997
           and June 30, 1996                                                4

           Condensed Unaudited Consolidated Statements of
           Stockholders' Equity for the Six Months Ended June 30, 1997      5

           Condensed Unaudited Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1997 and June
           30, 1996                                                         6

           Notes to Condensed Unaudited Consolidated Financial
           Statements                                                      7-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10-15


PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings                                                16

Item 2.    Changes in Securities                                            16

Item 3.    Defaults upon Senior Securities                                  16

Item 4.    Submission of Matters to a Vote of Security Holders              16

Item 5.    Other Information                                                16

Item 6.    Exhibits and Reports on Form 8-K                                 16


Signatures                                                                  17

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                       June 30,     December 31,
        ASSETS                                           1997           1996
-----------------------                              ------------   ------------
                                                     (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                         $ 21,811,484   $ 57,267,986
  Accounts receivable--trade and other                 9,685,820     10,575,874
  Inventory                                            6,738,566     11,965,894
  Other current assets                                 6,465,474      5,602,727
                                                    ------------   ------------
       Total current assets                           44,701,344     85,412,481

PROPERTY AND EQUIPMENT, net                          254,855,856    189,895,392
GOODWILL, net of amortization of
  $1,032,000 and $1,006,000, respectively              2,992,279      3,047,950
OTHER ASSETS, net                                      3,423,676      2,842,892
                                                    ------------   ------------
       Total assets                                 $305,973,155   $281,198,715
                                                    ============   ============

 LIABILITIES AND  STOCKHOLDERS' EQUITY
----------------------------------------
CURRENT LIABILITIES:
     Accounts payable                               $ 17,290,221   $ 10,655,053
     Accrued liabilities                              11,196,645      9,888,159
     Income taxes payable                              1,606,447        ---
     Current portion of long-term notes
       and other obligations                             283,358        492,555
                                                    ------------   ------------
       Total current liabilities                      30,376,671     21,035,767

LONG-TERM NOTES AND OTHER OBLIGATIONS,
     NON-CURRENT                                         317,443        221,184
DEFERRED INCOME TAXES & OTHER LIABILITIES              3,494,353      3,494,353
                                                    ------------   ------------
       Total liabilities                              34,188,467     24,751,304

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 2,000,000
       shares authorized, 9,172 issued and
       outstanding                                            92            284
     Common stock, $0.01 par value, 60,000,000
       shares, authorized, 25,373,973 and
       25,225,356 issued and outstanding,
       respectively                                      253,739        252,253
     Additional paid-in capital                      239,622,816    238,083,067
     Retained earnings                                31,908,041     18,111,807
                                                    ------------   ------------
       Total stockholders' equity                    271,784,688    256,447,411
                                                    ------------    -----------
       Total liabilities and stockholders' equity   $305,973,155   $281,198,715
                                                    ============   ============

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                               Three Months Ended                         Six Months Ended
                                                           ---------------------------               ---------------------------
                                                                     June 30,                                 June 30,
                                                               1997           1996                       1997           1996
                                                               ----           ----                       ----           ----
REVENUES:
  Restaurant                                               $ 81,182,474   $ 64,284,058               $145,483,251   $115,845,612
  Processing Plant                                              ---          2,001,094                    ---          3,510,368
                                                           ------------   ------------               ------------   ------------
  Total revenues                                             81,182,474    66,285,152                 145,483,251    119,355,980
OPERATING COSTS AND EXPENSES:
  Cost of sales                                              24,942,550    20,014,299                  44,597,730     35,987,349
  Restaurant labor                                           20,971,418    16,609,183                  37,416,239     29,811,561
  Other restaurant operating expenses                        16,751,225    13,486,437                  30,688,950     24,632,424
  Depreciation and amortization                               3,770,084     3,572,734                   7,153,382      6,632,871
  Processing plant cost of sales and
    other operating expenses                                    ---         2,260,987                     ---          3,857,224
  General and administrative expenses                         2,542,813     2,777,407                   4,844,985      5,382,801
                                                           ------------   ------------               ------------   ------------
    Total operating costs and expenses                       68,978,090    58,721,047                 124,701,286    106,304,230
                                                           ------------   ------------               ------------   ------------
OPERATING INCOME                                             12,204,384     7,564,105                  20,781,965     13,051,750

OTHER (INCOME) EXPENSE:
  Interest (income) expense, net                               (261,150)     (267,629)                   (752,950)      (226,918)
  Other, net                                                   ( 37,815)       62,313                     (21,699)       120,467
                                                           ------------   ------------               ------------   ------------
    Total other (income) expense                               (298,965)     (205,316)                   (774,649)      (106,451)
                                                           ------------   ------------               ------------   ------------
INCOME BEFORE INCOME TAXES                                   12,503,349     7,769,421                  21,556,614     13,158,201
PROVISION FOR INCOME TAXES                                    4,501,205     2,791,646                   7,760,380      4,721,787
                                                           ------------   ------------               ------------   ------------
NET INCOME
                                                           $  8,002,144   $  4,977,775               $ 13,796,234   $  8,436,414
                                                           ============   ============               ============   ============
NET INCOME PER SHARE                                       $       0.30   $       0.22               $       0.52   $       0.39
                                                           ============   ============               ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING            26,800,000     22,854,000                 26,400,000     21,907,000
                                                           ============   ============               ============   ============

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                 CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF
                             STOCKHOLDERS' EQUITY

                                                                                    Additional
                                  Preferred Stock          Common Stock               Paid-In             Retained
                                  Shares  Amount       Shares        Amount           Capital             Earnings        Total
                                  ------  ------       ------        ------           -------             --------        -----
Balance, December 31, 1996        28,398    $284       25,225,356   $252,253        $238,083,067        $ 18,111,807    $256,447,411

Net income                         ---       ---          ---          ---               ---              13,796,234      13,796,234

Exercise of stock options
  and income tax benefit           ---       ---          129,391      1,294           1,539,749             ---           1,541,043

Conversion of preferred stock
  into common stock              (19,226)   (192)          19,226        192             ---                 ---             ---

Balance, June 30, 1997             9,172   $  92       35,373,973   $253,739        $239,622,816        $ 31,908,041    $271,784,688
                                 =======   =====       ==========   ========        ============        ============    ============

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements .


                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended
                                                              --------------------------------
                                                                          June 30,
                                                                  1997                1996
                                                              -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                  $13,796,234         $  8,436,414
  Adjustments to reconcile net income to net
    cash provided by operating activities--
      Depreciation and amortization                             7,153,382            6,632,871
      Change in assets and liabilities-net and other           13,839,060            4,164,178
                                                              -----------         ------------
           Total adjustments                                   20,992,442           10,797,049
                                                              -----------         ------------
       Net cash provided by operating activities               34,788,676           19,233,463
                                                              -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                            (70,473,005)         (33,051,103)
  Other assets, including goodwill                               (611,506)            (217,673)
                                                              -----------         ------------
       Net cash used in investing activities                  (71,084,511)         (33,268,776)
                                                              -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable and other long-term
    obligations                                                  (112,939)          (1,166,767)
  Borrowings on notes payable                                       ---              8,248,413
  Net proceeds from sale of common stock                            ---            105,617,365
  Proceeds from exercise of stock options                         952,272            2,321,110
                                                              -----------         ------------
       Net cash provided by (used in) financing
         activities                                               839,333          115,020,121
                                                              -----------         ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                              (35,456,502)         100,984,808

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                            57,267,986           17,701,721
                                                              -----------         ------------

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                        $21,811,484         $118,686,529
                                                              ===========         ============

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Cash payments during the period for--
    Income taxes                                              $   175,200         $     88,300
    Interest                                                  $    26,400         $    563,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. The Company anticipates that the restated amounts reported for basic and diluted EPS will be slightly higher than the previously reported amounts for the unaudited six months ended June 30, 1996 and 1997.

2.  Accrued Liabilities

    Accrued liabilities are comprised of the following:

                                             June 30, 1997    December 31, 1996
                                             -------------    -----------------
    Payroll and related costs                 $ 2,350,650        $1,431,765
    Deferred income taxes                         300,000           300,000
    Taxes, other than payroll and income
      taxes                                     3,944,389         2,352,870

    Other                                       4,601,606         5,803,524
                                              -----------        ----------
                                              $11,196,645        $9,888,159
                                              ===========        ==========

3.  Debt

     In June 1997, the Company obtained a $125 million unsecured credit facility from a syndicate of banks which expires in June 2000, and is available for expansion, acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly at the Eurodollar rate plus 0.6% or the bank's base rate. The credit facility is governed by certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio.

4.  Stockholders' Equity

     In connection with the Company's Stock Option Plans, certain stock options aggregating approximately 800,000 shares, granted to the acquired Crab House restaurant general managers, operations personnel and one officer at $23.00 and $16.75, were repriced at $12.88 during the three month period ended June 30, 1997. An additional 1,000,000 options were granted to a variety of management employees at $12.88 during the three month period June 30, 1997. As of June 30, 1997, all options have been granted (or repriced) at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  Related Party Transactions

    On or about January 4, 1996, Fertitta Hospitality which is jointly owned by Mr. Fertitta and his wife acquired certain properties in Galveston, Texas in connection with the acquisition of a major resort area. A portion of the property acquired by Fertitta Hospitality contained a leased restaurant site upon which a Landry's Seafood Restaurant was located and upon which the terms of the lease relating to that restaurant had been negotiated in 1993 at arm's-length between Landry's and the previous unaffiliated third party owner/lessor (the Woodlands Corporation, a subsidiary of Mitchell Energy and Development Corp.). Upon the acquisition by Fertitta Hospitality, Landry's continued to pay rent under the original terms of the lease. The rent was approved in 1993 by the Board at the time of the original lease with the unaffiliated party. In May 1997 the restaurant property, including land, building and improvements was purchased by the Company for $3,077,000. Additionally, in June 1997 the Company loaned $300,000 to an officer.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

    The Company owns and operates full-service, casual dining seafood restaurants. As of June 30, 1997 the Company operated approximately 100 restaurants, including three limited menu take-out service units under the name "Capt. Crab Take-Away's".

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

    Upon consummation of the merger with Bayport, the Company's restaurant base has increased significantly. The Crab House restaurants, acquired from Bayport, have materially different profit margins, costs to construct, costs of sales, operating expenses, and other restaurant performance factors than the Company's existing restaurants. The Company is making efforts to reduce construction and operating costs of the Bayport restaurants without reducing the quality of their service or food. However, there can be no assurances that the Company will be able to operate the Crab House restaurants in a manner that is different from the way such restaurants were historically constructed and operated. As a result, the Company's profit margin, cost to construct, cost of sales as percentages of restaurant sales, operating expenses and other restaurant performance factors are materially different than the Company's on a historical stand-alone basis.

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

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

    Revenues increased $14,897,322, or 22.5%, from $66,285,152 to $81,182,474 in the three months ended June 30, 1997, compared to the three months ended June 30, 1996. The increase in revenues was attributable to revenues from new restaurant openings offset by a reduction in processing plant revenues. There was a nominal change in revenues from units opened prior to 1995. Several of the Company's restaurants that opened during late 1995 and early 1996 opened at volumes in excess of the Company's average unit volumes. Subsequently, however, the Company has experienced a moderation of their initial unit volumes.

    As a primary result of increased revenues, cost of sales increased $4,928,251, or 24.6%, from $20,014,299 to $24,942,550 in the three months ended
June 30, 1997 compared to the same period in the prior year. Cost of sales as a percentage of restaurant revenues for the three months ended June 30, 1997 decreased to 30.7% from 31.1% in 1996. The decrease in cost of sales as a percentage of restaurant revenues reflects better management cost controls in 1997.

    Restaurant labor expenses increased $4,362,235, or 26.3%, from $16,609,183 to $20,971,418 in the three months ended June 30, 1997 compared to the same period in the prior year. Restaurant labor expenses as a percentage of restaurant revenues for three months ended June 30, 1997, remained flat at 25.8%.

    Other restaurant operating expenses increased $3,264,788, or 24.2%, from $13,486,437 to $16,751,225 in the three months ended June 30, 1997, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since June 30, 1996. Such expenses decreased slightly as a percentage of restaurant revenues to 20.7% from 21.0% primarily due to revenue growth of newly opened restaurants exceeding the increase in other restaurant operating expenses, somewhat offset by higher occupancy and other operating costs of the new Crab House restaurants.

    Depreciation and amortization expenses increased $197,350 or 5.5% from $3,572,734 to $3,770,084 in the three months ended June 30, 1997, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of restaurant revenue for the three months ended June 30, 1997 decreased to 4.6% from 5.6% during the same period in 1996 primarily due to a decrease in pre-opening amortization expense during the three months ended June 30, 1997. The decrease in pre-opening amortization expense is attributable to a reduction in per unit pre-opening expenses as the result

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

of fewer Crab House restaurant openings (which traditionally have higher pre-opening costs) and better management cost controls.

    General and administrative expenses decreased $234,594, or 8.4%, from $2,777,407 to $2,542,813 compared to the same period of the prior year, and
decreased as a percentage of restaurant revenues to 3.2% from 4.3%.   During the
three months ended June 30, 1996, Landry's and Bayport operated as separate companies and were increasing the general and administrative expenses to support each company's separate growth plans. However, upon the consummation of the merger, Bayport's corporate offices were closed and substantially all of Bayport's office employees were terminated. As a result, general and administrative expenses, in total and as a percentage of restaurant revenues, were less than the combined expenses of the separate companies for the three months ended June 30, 1997 compared to the same period in the prior year.

    The decrease in net interest income of $6,479 and change in other expense, net of $100,128, are not deemed significant.

    Provision for income taxes increased by $1,709,559 from $2,791,646 in 1996 to $4,501,205 in 1997 primarily due to the change in the Company's income.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

    Revenues increased $26,127,271, or 21.9%, from $119,355,980 to $145,483,251 in the six months ended June 30, 1997, compared to the six months ended June 30, 1996. The increase in revenue was attributable to revenues from new restaurant openings offset by a reduction in processing plant revenues. There was a nominal change in revenues from units opened prior to 1995. Several of the Company's restaurants that opened during late 1995 and early 1996 opened at volumes in excess of the Company's average unit volumes. Subsequently, however, the Company has experienced a moderation of their initial unit volumes.

    As a primary result of increased revenues, cost of sales increased $8,610,381, or 23.9%, from $35,987,349 to $44,597,730 in the six months ended
June 30, 1997 compared to the same period in the prior year. Cost of sales as a percentage of restaurant revenues for the six months ended June 30, 1997 decreased to 30.7% from 31.1% in 1996. The decrease in cost of sales as a percentage of restaurant revenues reflects better management cost controls in 1997.

    Restaurant labor expenses increased $7,604,678, or 25.5%, from $29,811,561 to $37,416,239 in the six months ended June 30, 1997 compared to the same period in the prior year. Restaurant labor expenses as a percentage of restaurant revenues for six months ended June 30, 1997, remained flat at 25.7%.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

    Other restaurant operating expenses increased $6,056,526, or 24.6%, from $24,632,424 to $30,688,950 in the six months ended June 30, 1997, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since June 30, 1996. Such expenses decreased slightly as a percentage of restaurant revenues to 21.1% from 21.3% primarily due to revenue growth of newly opened restaurants exceeding the increase in other restaurant operating expenses offset by higher occupancy and other operating costs of the new Crab House restaurants.

    Depreciation and amortization expenses increased $520,511 or 7.8% from $6,632,871 to $7,153,382 in the six months ended June 30, 1997, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of revenue for the six months ended June 30, 1997 decreased to 4.9% from 5.7% during the same period in 1996 primarily due to a decrease in pre-opening amortization expense during the six months ended June 30, 1997. The decrease in pre-opening amortization expense is attributable to a reduction in per unit pre-opening expenses as the result of fewer Crab House restaurant openings (which traditionally have higher pre-opening costs) and better management cost controls.

    General and administrative expenses decreased $537,817, or 10.0%, from $5,382,801 to $4,844,984 compared to the same period of the prior year, and decreased as a percentage of restaurant revenues to 3.3% from 4.6%. During the six months ended June 30, 1996, Landry's and Bayport operated as separate companies and were increasing the general and administrative expenses to support each company's separate growth plans. However, upon the consummation of the merger, Bayport's corporate offices were closed and substantially all of Bayport's office employees were terminated. As a result, general and administrative expenses, in total and as a percentage revenues, were less than the combined expenses of the separate companies for the six months ended June 30, 1997 compared to the same period in the prior year.

    Net interest income increased by $526,032 for the six months ended June 30, 1997 compared to the same period in the prior year. The increase resulted primarily from the Company's investment of excess cash in interest bearing securities subsequent to the Company's public stock offerings. Other expenses, net changed by $142,166, and was not deemed significant.

    Provision for income taxes increased by $3,038,593 from $4,721,787 in 1995 to $7,760,380 in 1996 primarily due to the change in the Company's income.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Liquidity and Capital Resources

    For the six months ended June 30, 1997 the combined capital expenditures of the Company was approximately $70.5 million which was funded out of existing cash balances and cash flow from operations. During 1996, the Company incurred merger costs related to the acquisition of Bayport and repaid the pre-merger outstanding indebtedness of Bayport. As a result, the combined entities cash balances declined from approximately $119 million at June 30, 1996, immediately prior to the merger, to approximately $57 million at December 31, 1996, and the majority of the outstanding debt of the combined companies was eliminated.

    In 1994 and 1995 the Company, exclusive of Bayport, spent approximately $32 million and $71 million on capital expenditures, respectively. Since 1993, the Company has funded capital expenditures primarily from proceeds of common stock offerings, and in part from cash flow from operations of approximately $10 million and $19 million in 1994 and 1995, respectively. Separately, Bayport spent approximately $5 million and $19 million in 1994 and 1995 on capital expenditures. In recent years and through the date of the merger, Bayport primarily funded capital expenditures out of borrowings.

    The Company's current development plans, which were increased during the quarter, are to open approximately 10 - 15 restaurants during the balance of 1997. In addition, the Company has commenced working on a development plan for a waterfront area in South Houston (the "Kemah Development"). The Kemah Development includes up to eight restaurant sites, with possibilities of additional light retail and hotel/motel facilities in a master planned development. The Company currently operates five restaurants in this development, and has not determined which portions of the remaining development it will operate or sublease. Further, the Company is evaluating the feasibility of building a multistory office building for the Company's corporate headquarters. Due to the Company's rapid growth and increasing office needs, the Company has experienced difficulty in obtaining adequate office space within the desirable immediate area of its existing office. To this end, in July 1997 the Company acquired a 4 acre undeveloped land parcel in Houston. Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $100 - $110 million in 1997, depending upon the actual timing of construction expenditures, the number of land purchases, the amount of expenditures spent on remodels, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs and pre-opening expenses, to approximate $1.9 million. Historically, Crab House restaurants required a significantly higher average unit investment cost due to their size, geographic location and other factors. On a go-forward basis, the Company will attempt to reduce the average new unit investment costs of future Crab House restaurants to an amount more comparable to the Company's other restaurants. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

locations. Separately, the Company may spend up to $12 - $15 million on the Kemah Development and up to $13 -$15 million on the Corporate headquarter development, both of which will be spread over the next several fiscal years. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and capital expenditure requirements through 1998.

    The Company has a $125 million line of credit from a syndicate of banks which expires in June 2000. The line of credit is available for expansions, acquisitions and general corporate purposes.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the registrant is a party or of which any of the property of the registrant is the subject, except for claims in the ordinary course of business, none of which are considered material.

ITEM 2.  CHANGES IN SECURITIES                                    Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         1. ELECTION OF DIRECTORS.

         The following persons were elected to serve on the Board of Directors until the 1998 Annual Meeting of Shareholders or until their successor have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                 Name                   For        Against    Withheld
                 ----                   ---        -------    Authority
                                                              ---------
         Tilman J. Fertitta         22,851,237        0        141,759
         E.A. "Al" Jaksa, Jr.       22,851,237        0        141,759
         Steven L. Scheinthal       22,851,237        0        141,759
         Paul S. West               22,851,237        0        141,759
         James E. Masucci           22,851,237        0        141,759
         Joe Max Taylor             22,851,237        0        141,759


ITEM 5.  OTHER INFORMATION                                        Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (A)  EXHIBITS - NONE

    (B)  REPORTS ON FORM 8-K

         The Company filed Form 8-K on June 25, 1997 announcing the finalization of a $125 million revolving loan facility with a group of banks led by Bank of America Texas, N.A .

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



Dated: August 13, 1997
       ---------------