Form 10-Q
period 1997-09-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 1997-11-14
CIK 908652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997.

Commission file number 000-22150
                       ------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          ----------------------------------------------------------
          (Exact name of the registrant as specified in its charter)

           Delaware                              74-0405386
   -----------------------              --------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)


             1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056
         -------------------------------------------------------------
                   (Address of principal executive offices)


                                (713) 850-1010
          ---------------------------------------------------------
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       As of November 11, 1997 there were
                     25,886,637 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX


                                                                                             PAGE
                                                                                            NUMBER
PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements                                                            2

              Condensed Unaudited Consolidated Balance Sheets at September 30, 1997 and
              December 31, 1996                                                               3

              Condensed Unaudited Consolidated Statements of Income for the Three
              Months and Nine Months ended September 30, 1997 and September 30, 1996          4

              Condensed Unaudited Consolidated Statements of Stockholders' Equity
              for the Nine Months Ended September 30, 1997                                    5

              Condensed Unaudited Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 1997 and September 30, 1996                          6

              Notes to Condensed Unaudited Consolidated Financial Statements                7-9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                               10-15

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                              16

Item 2.       Changes in Securities                                                          16

Item 3.       Defaults upon Senior Securities                                                16

Item 4.       Submission of Matters to a Vote of Security Holders                            16

Item 5.       Other Information                                                              16

Item 6.       Exhibits and Reports on Form 8-K                                               16

Signatures                                                                                   17

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                        September 30,     December 31,
ASSETS                                                                      1997              1996
------                                                                  -------------     ------------
                                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                          $21,885,533       $ 57,267,986
     Accounts receivable--trade and other                                 9,149,136         10,575,874
     Inventory                                                           11,769,345         11,965,894
     Other current assets                                                 8,136,705          5,602,727
                                                                       ------------       ------------
               Total current assets                                      50,940,719         85,412,481

PROPERTY AND EQUIPMENT, net                                             288,267,184        189,895,392
GOODWILL, net of amortization of $1,087,000
     and $1,006,000, respectively                                         2,967,373          3,047,950
OTHER ASSETS, net                                                         3,635,450          2,842,892
                                                                       ------------       ------------
               Total assets                                            $345,810,726       $281,198,715
                                                                       ============       ============

 LIABILITIES AND  STOCKHOLDERS' EQUITY
--------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                  $ 20,364,383       $ 10,655,053
     Accrued liabilities                                                 13,195,489          9,888,159
     Income taxes payable                                                 4,533,766                ---
     Short-term borrowings                                               15,000,000                ---
     Current portion of long-term notes and other obligations               318,643            492,555
                                                                       ------------       ------------
               Total current liabilities                                 53,412,281         21,035,767


LONG-TERM NOTES AND OTHER OBLIGATIONS, NON-CURRENT                          253,600            221,184
DEFERRED INCOME TAXES & OTHER LIABILITIES                                 3,494,353          3,494,353
                                                                       ------------       ------------
               Total liabilities                                         57,160,234         24,751,304

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value,  2,000,000 shares
          authorized, 2,730 and 28,398 issued and outstanding,
          respectively                                                           28                284
     Common stock, $0.01 par value, 60,000,000 shares
          authorized, 25,829,880 and 25,225,356 issued and
          outstanding, respectively                                         258,298            252,253
     Additional paid-in capital                                         247,909,826        238,083,067
     Retained earnings                                                   40,482,340         18,111,807
                                                                       ------------       ------------
               Total stockholders' equity                               288,650,492        256,447,411
                                                                       ------------       ------------
               Total liabilities and stockholders' equity              $345,810,726       $281,198,715
                                                                       ============       ============


   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                    Three Months Ended            Nine Months Ended
                                                -------------------------     -------------------------
                                                      September 30,                  September 30,
                                                  1997             1996          1997            1996
                                                --------         --------     --------         --------
REVENUES:
     Restaurant                                  $89,807,731   $ 64,390,122   $235,290,982   $180,235,734
     Processing Plant                                    ---            ---            ---      3,510,368
                                                 -----------   ------------   ------------   ------------
     Total revenues                               89,807,731     64,390,122    235,290,982    183,746,102


OPERATING COSTS AND EXPENSES:
     Cost of sales                                27,592,948     20,200,265     72,190,678     56,187,614
     Restaurant labor                             22,958,261     16,224,236     60,374,500     46,035,797
     Other restaurant operating expenses          18,755,733     14,631,769     49,444,683     39,264,193
     Merger costs                                        ---     25,971,815            ---     25,971,815
     Depreciation and amortization                 4,769,967      3,117,885     11,923,349      9,750,756
     Processing plant cost of sales and
        other operating expenses                         ---            ---            ---      3,857,224
     General and administrative expenses           2,693,761      1,916,579      7,538,746      7,299,380
                                                 -----------   ------------   ------------   ------------
          Total operating costs and expenses      76,770,670     82,062,549    201,471,956    188,366,779
                                                 -----------   ------------   ------------   ------------

OPERATING INCOME (LOSS)                           13,037,061    (17,672,427)    33,819,026     (4,620,677)

OTHER (INCOME) EXPENSE:
     Interest (income) expense, net                 (251,980)    (1,222,863)    (1,004,930)    (1,449,701)
     Other, net                                     (108,294)       123,741       (129,993)       244,208
                                                 -----------   ------------   ------------   ------------
          Total other (income) expense              (360,274)    (1,099,122)    (1,134,923)    (1,205,493)
                                                 -----------   ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                 13,397,335    (16,573,305)    34,953,949     (3,415,184)
PROVISION FOR INCOME TAXES                         4,823,036     (5,994,382)    12,583,416     (1,272,595)
                                                 -----------   ------------   ------------   ------------

NET INCOME (LOSS)                                $ 8,574,299   $(10,578,923)  $ 22,370,533   $ (2,142,589)
                                                 ===========   ============   ============   ============

NET INCOME PER SHARE                                   $0.32         $(0.40)         $0.84         $(0.09)
                                                       =====         ======          =====         ======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
 COMMON SHARE EQUIVALENTS  OUTSTANDING            27,200,000     26,500,000     26,700,000     23,437,685
                                                 ===========   ============   ============   ============

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                 CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF
                             STOCKHOLDERS' EQUITY

                                    Preferred Stock       Common Stock       Additional
                                    ---------------    ------------------     Paid-In       Retained
                                    Shares   Amount     Shares     Amount     Capital       Earnings     Total
                                    ------   ------    -------     ------  -------------   ----------   --------
Balance, December 31, 1996          28,398   $ 284   25,225,356  $252,253  $238,083,067  $18,111,807  $256,447,411
Net income                             ---     ---          ---       ---           ---   22,370,533    22,370,533
Exercise of stock options  and
 income tax benefit                    ---     ---      578,856     5,789     9,826,759          ---     9,832,548
Conversion of preferred stock
 into common stock                 (25,668)   (256)      25,668       256           ---          ---           ---
                                   -------   -----   ----------  --------  ------------  -----------  ------------
Balance, September 30, 1997          2,730   $  28   25,829,880  $258,298  $247,909,826  $40,482,340  $288,650,492
                                   =======   =====   ==========  ========  ============  ===========  ============

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                               ----------------------------
                                                                                     September  30,
                                                                                   1997             1996
                                                                               -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                         $  22,370,533   $ (2,142,589)
     Adjustments to reconcile net income (loss) to net
          cash provided by operating activities--
               Depreciation and amortization                                      11,923,349      9,780,756
               Non-cash merger costs                                                     ---     17,623,337
               Change in assets and liabilities-net and other                     16,475,394     (8,772,071)
                                                                               -------------   ------------
                    Total adjustments                                             28,398,743     18,632,022
                                                                               -------------   ------------
               Net cash provided by operating activities                          50,769,276     16,489,433
                                                                               -------------   ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions                                           (107,272,447)   (44,121,127)
     Other assets, including goodwill                                               (817,160)      (982,560)
                                                                               -------------   ------------
               Net cash used in investing activities                            (108,089,607)   (45,103,687)
                                                                               -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and other long-term obligations                      (141,497)   (28,730,253)
     Borrowings on notes payable and short-term borrowings                        15,000,000     10,747,621
     Net proceeds from sale of common stock                                              ---    105,513,000
     Proceeds from exercise of stock options                                       7,079,395      3,020,864
                                                                               -------------   ------------
               Net cash provided by financing activities                          21,937,898     90,551,232
                                                                               -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (35,382,433)    61,936,978

CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD                                 57,267,986     17,701,721
                                                                               -------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  21,885,553   $ 79,638,699
                                                                               =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments during the period for--
          Income taxes                                                         $     420,895   $  5,315,927
          Interest                                                             $     290,431   $    148,749


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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. The Company anticipates that the restated amounts reported for basic and diluted EPS will be slightly higher than the previously reported amounts for the unaudited nine months ended September 30, 1996 and 1997.

2. Accrued Liabilities

     Accrued liabilities are comprised of the following:

                                              September 30, 1997    December 31, 1996
                                              ------------------    -----------------
Payroll and related costs                            $ 3,593,344         $1,431,765
Deferred income taxes                                    300,000            300,000
Taxes, other than payroll and income taxes             4,237,999          2,352,870
Other                                                  5,064,146          5,803,524
                                                     -----------         ----------
                                                     $13,195,489         $9,888,159
                                                     ===========         ==========

3. Debt

          In June 1997, the Company obtained a $125 million unsecured credit facility from a syndicate of banks which expires in June 2000, and is available for expansion, acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly at the Eurodollar rate plus 0.6% or the bank's base rate. The credit facility is governed by certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 1997 the Company had $15 million outstanding under this credit facility at an interest rate of 6.54%.

4. Stockholders' Equity

          In connection with the Company's Stock Option Plans, certain stock options aggregating approximately 800,000 shares, granted to the acquired Crab House restaurant general managers, operations personnel and one officer at $23.00 and $16.75, were repriced at $12.88 during the three month period ended June 30, 1997. An additional 1,000,000 options were granted to a variety of management employees at $12.88 during the three month period June 30, 1997. As of September 30, 1997 all options have been granted (or repriced) at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5. Related Party Transactions

          On or about January 4, 1996 Fertitta Hospitality, which is jointly owned by Mr. Fertitta and his wife, acquired certain properties in Galveston, Texas in connection with the acquisition of a major resort area. A portion of the property acquired by Fertitta Hospitality contained a leased restaurant site upon which a Landry's Seafood Restaurant was located and upon which the terms of the lease relating to that restaurant had been negotiated in 1993 at arm's-length between Landry's and the previous unaffiliated third party (the Woodlands Corporation, a subsidiary of Mitchell Energy and Development Corp.) owner/lessor. Upon the acquisition by Fertitta Hospitality, Landry's continued to pay rent under the original terms of the lease. The rent was approved in 1993 by the Board at the time of the original lease with the unaffiliated party. In May 1997 the restaurant property, including land, building and improvements was purchased by the Company for $3,077,000. Separately, in June 1997 the Company loaned $300,000 to another officer of the Company.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

          The Company owns and operates full-service, casual dining seafood restaurants. As of September 30, 1997 the Company operated approximately 107 restaurants, including three limited menu take-out service units under the name "Capt. Crab Take-Away's".

          The Company's operations may be impacted by changes in federal and state taxes and other federal and state governmental policies which include many possible factors such as the level of minimum wages, the deductibility of business and entertainment expenses, levels of disposable income and national and regional economic growth. The enactment of staged increases to federally mandated minimum wage has increased the Company's labor costs. Effective October 1, 1996, the federal minimum wage increased from $4.25/hour to $4.75/hour, and effective September 1,1997, increased to $5.15/hour. The new minimum wage increases affected primarily initial entry-level wages of the least skilled jobs in the Company's restaurant kitchens, as the federal law mandated an offsetting increase in the tip-credit amounts for tipped employees (i.e., waitstaff).

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

          Revenues increased $25,417,609, or 39.5%, from $64,390,122 to
$89,807,731 in the three months ended September 30, 1997, compared to the three months ended September 30, 1996. The increase in revenues was attributable to revenues from new restaurant openings. There was a nominal change in revenues from units opened prior to 1996.

          As a primary result of increased revenues, cost of sales increased $7,392,683, or 36.6%, from $20,200,265 to $27,592,948 in the three months ended
September 30, 1997 compared to the same period in the prior year. Cost of sales as a percentage of restaurant revenues for the three months ended September 30, 1997 decreased to 30.7% from 31.4% in 1996. The decrease in cost of sales as a percentage of restaurant revenues reflects slightly lower product costs and better management cost controls in 1997.

          Restaurant labor expenses increased $6,734,025, or 41.5%, from $16,224,236 to $22,958,261 in the three months ended September 30, 1997 compared to the same period in the prior year. Restaurant labor expenses as a percentage of restaurant revenues for the three months ended September 30, 1997 increased to 25.6% from 25.2% in 1996, primarily due to the continued labor pressures attributable in part to the recent increases in the minimum wage.

          Other restaurant operating expenses increased $4,123,964, or 28.2%, from $14,631,769 to $18,755,733 in the three months ended September 30, 1997, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since September 30, 1996. Such expenses decreased as a percentage of restaurant revenues to 20.9% from 22.7% primarily due to revenue growth of newly opened restaurants exceeding the increase in other restaurant operating expenses.

          Depreciation and amortization expenses increased $1,652,082 or 53.0% from $3,117,885 to $4,769,967 in the three months ended September 30, 1997, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of restaurant revenue for the three months ended September 30, 1997 increased to 5.3% from 4.8% during the same period in 1996 primarily due to a increase in pre-opening amortization expense during the three months ended September 30, 1997. The increase in pre-opening amortization expense is attributable to an increase in the relative number of units subject to amortization and an increase in the per unit pre-opening expenses.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

          General and administrative expenses increased $777,182, or 40.6%, from $1,916,579 to $2,693,761 compared to the same period of the prior year, and remained flat at 3% as a percentage of revenues. The dollar increase resulted primarily from increased personnel, salaries and travel to support the Company's expansion plans.

          The decrease in net interest income of $970,883 is the result of lower excess cash balances in the three months ended September 30, 1997, as compared to the same period in the prior year. The change in other expense of $232,035 was not deemed significant.

          Provision for income taxes changed by $10,817,418 from $(5,994,382) in 1996 to $4,823,036 in 1997 primarily due to the change in the Company's income.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

          Revenues increased $51,544,880, or 28.1%, from $183,746,102 to
$235,290,982 in the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. The increase in revenue was attributable to revenues from new restaurant openings offset by a reduction in processing plant revenues. There was a nominal change in revenues from units opened prior to 1996.

          As a primary result of increased revenues, cost of sales increased $16,003,064, or 28.5%, from $56,187,614 to $72,190,678 in the nine months ended
September 30, 1997 compared to the same period in the prior year. Cost of sales as a percentage of restaurant revenues for the nine months ended September 30, 1997 decreased to 30.6% from 31.1% in 1996. The decrease in cost of sales as a percentage of restaurant revenues reflects slightly lower product costs and better management cost controls in 1997.

          Restaurant labor expenses increased $14,338,703 or 31.1%, from $46,035,797 to $60,374,500 in the nine months ended September 30, 1997 compared to the same period in the prior year. Restaurant labor expenses as a percentage of restaurant revenues for nine months ended September 30, 1997, increased to 25.7% from 25.5% primarily due to the continued labor pressures attributable in part to the recent increases in the minimum wage.

          Other restaurant operating expenses increased $10,180,490, or 25.9%, from $39,264,193 to $49,444,683 in the nine months ended September 30, 1997, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since September 30, 1996. Such expenses decreased as a percentage of restaurant revenues to 21.0% from 21.8% primarily due to revenue growth of newly opened restaurants exceeding the increase in other restaurant operating expenses.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

          Depreciation and amortization expenses increased $2,172,593, or 22.3% from $9,750,756 to $11,923,349 in the nine months ended September 30, 1997, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of revenue for the nine months ended September 30, 1997 decreased to 5.1% from 5.3% during the same period in 1996. The percentage of revenue decrease is primarily due to a decrease in pre-opening amortization expense during the first six months of 1997 partially offset by a subsequent increase in pre-opening expense during the three months ended September 30, 1997. These changes were due to changes in the number of units subject to amortization and changes in the per unit pre-opening expenses.

          General and administrative expenses increased $239,366, or 3.3%, from $7,299,380 to $7,538,746 compared to the same period of the prior year, and decreased as a percentage of restaurant revenues to 3.2% from 4.0%. During the first seven months of 1996, Landry's and Bayport operated as separate companies and were increasing the general and administrative expenses to support each company's separate growth plans. However, upon the consummation of the merger, Bayport's corporate offices were closed and substantially all of Bayport's office employees were terminated. As a result, general and administrative expenses, as a percentage revenues, were less than the combined expenses of the separate companies for the nine months ended September 30, 1997 compared to the same period in the prior year. The dollar increase resulted primarily from increased personnel, salaries and travel to support the combined Company's expansion plans offset by the reduction of Bayport general and administrative expenses upon consummation of the merger.

          The decrease in net interest income of $444,771 is the result of lower excess cash balances in the nine months ended September 30,1997, as compared to the same period in the prior year. The change in other expense of $374,201 was not deemed significant.

          Provision for income taxes increased by $13,856,011 from $(1,272,595) in 1996 to $12,583,416 in 1997 primarily due to the change in the Company's income.

Liquidity and Capital Resources

          For the nine months ended September 30, 1997 the combined capital expenditures of the Company was approximately $107.2 million which were primarily funded out of existing cash balances and cash flow from operations. During 1996, the Company incurred merger costs related to the acquisition of Bayport and repaid the pre-merger outstanding indebtedness of Bayport. As a result, the combined entities cash balances declined from approximately $119 million at June 30, 1996, immediately prior to the merger, to approximately $57 million at December 31, 1996, and the majority of the outstanding debt of the combined companies was eliminated.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

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

          The Company's current development plans, which were increased during the quarter, are to open approximately 6 to 10 restaurants during the balance of 1997. In addition, the Company has commenced working on a development plan for a waterfront area in South Houston (the "Kemah Development"). The Kemah Development includes up to eight restaurant sites, with possibilities of additional light retail and hotel/motel facilities in a master planned development. The Company currently operates five restaurants in this development, and has not determined which portions of the remaining development it will operate or sublease. Further, the Company is evaluating the feasibility of building a multistory office building for the Company's corporate headquarters. Due to the Company's rapid growth and increasing office needs, the Company has experienced difficulty in obtaining adequate office space within the desirable immediate area of its existing office. To this end, in July 1997 the Company acquired a 4.5 acre undeveloped land parcel in Houston. Exclusive of any additional acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to 130-140 million in 1997, depending upon the actual timing of construction expenditures, the number of land purchases, the amount of expenditures spent on remodels, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs and pre-opening expenses, to approximate $1.9 million. Historically, Crab House restaurants required a significantly higher average unit investment cost due to their size, geographic location and other factors. On a go-forward basis, the Company will attempt to reduce the average new unit investment costs of future Crab House restaurants to an amount more comparable to the Company's other restaurants. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations. Separately, the Company may additionally spend up to $20 million on the Kemah Development and up to $15 million on the Corporate headquarter development, both of which will be spread over the next several fiscal years. The Company is reviewing its alternative options related to the corporate headquarters development, including the viability of a sale-leaseback, an outright sale and other options whereby the Company would reduce its aggregate investment in the project. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and capital expenditure requirements through 1998.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

          The Company has a $125 million line of credit from a syndicate of banks which expires in September 2000. The line of credit is available for expansions, acquisitions and general corporate purposes. At September 30, 1997 the Company had $15 million outstanding under this credit facility at an interest rate of 6.54%, and had cash balances aggregating approximately $22 million.

Seasonality and Quarterly Results

          The Company's business is seasonal in nature, with revenues and, to a greater degree, operating profits being lower in the first and fourth quarters than in other quarters due to the Company's reduced winter volumes. The timing of unit openings can and will affect quarterly results. To a degree, the Company anticipates some moderation in revenues from the initial volumes of units opened.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  There are no material pending legal proceedings to which registrant is a party
or of which   any of the property of the registrant is the subject, except for
claims in the ordinary course   of business, none of which are considered
material.

ITEM 2.  CHANGES IN SECURITIES                                  Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    Not Applicable

ITEM 5.  OTHER INFORMATION                                      Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (A)   EXHIBITS

          27 FINANCIAL DATA SCHEDULE

    (B)   REPORTS ON FORM 8-K--NONE

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Landry's Seafood Restaurants, Inc.
                         (Registrant)


                         /s/ Tilman J. Fertitta
                         --------------------------------------
                         Tilman J. Fertitta
                         Chairman of the Board of Directors
                         President and Chief Executive Officer
                         (Principal Executive Officer)


                         /s/ Paul S. West
                         --------------------------------------
                         Paul S. West
                         Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)



Dated: November 14, 1997