Form 10-K
period 1997-12-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 1998-02-20
CIK 908652

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                      OR
[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission file number 000-22150

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $644,600,000 as of February 19, 1998, based on the NASDAQ National Market System closing price on that date. For this purpose, all shares held by officers and directors of the registrant are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrants.

The number of shares outstanding of the registrant's common stock is 26,004,449 as of February 12, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders, to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Commission within 120 days after December 31, 1997.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.

     Item 1.   Business......................................................  2

     Item 2.   Properties....................................................  8

     Item 3.   Legal Proceedings.............................................  8

     Item 4.   Submission of Matters to a Vote of Security Holders...........  9

PART II.

     Item 5.   Market For the Registrant's Common Stock and Related
               Stockholder Matters...........................................  9

     Item 6.   Selected Financial Data....................................... 10

     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 11

     Item 8.   Financial Statements and Supplementary Data................... 15

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................... 15

PART III.

     Item 10.  Directors and Executive Officers of the Registrant............ 15

     Item 11.  Executive Compensation........................................ 15

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management.................................................... 15

     Item 13.  Certain Relationships and Related Transactions................ 15

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K...................................................... 16

     SIGNATURES.............................................................. 33
     EXHIBIT INDEX........................................................... 34
     EXHIBITS................................................................ 35

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


                                    PART I

ITEM 1.  BUSINESS

GENERAL

  The Company owns and operates full-service, mid-priced, casual dining, seafood restaurants located in 26 states, under the restaurant divisional names "Joe's Crab Shack," "Landry's Seafood House," and "The Crab House." As of February 19, 1998, the Company operated 122 full service restaurants, including 58 Joe's Crab Shack restaurants, 43 Landry's Seafood House division restaurants and 21 The Crab House restaurants. In addition, the Company operates three limited-menu take-out service units. Management believes that the Company's restaurants appeal to a broad range of customers by offering generous portions of fresh seafood and excellent service in a high energy environment at an attractive price-value relationship. The first Landry's Seafood House restaurant opened in 1980. In 1988, Mr. Tilman J. Fertitta acquired sole ownership of the two existing Landry's restaurants. The first Joe's Crab Shack was acquired by the Company in 1994. Following his 1988 acquisition, Mr. Fertitta instituted: (i) new financial, accounting and reporting systems; (ii) financial incentives for employees; (iii) a system for training, supervising and retaining employees; (iv) a program for hiring top management personnel; (v) a site selection and growth strategy; and (vi) an operating philosophy emphasizing customer service and quality control. As a result of the implementation of these programs, profitability increased substantially, and the Company commenced an expansion program.

RESTAURANT CONCEPTS AND STRATEGY

  Management believes that the relatively small number of national and regional chain restaurants competing in the seafood segment of the restaurant industry, as compared to other restaurant segments, provides the Company a significant opportunity to capitalize on its high energy, casual dining seafood restaurant concepts.

  The key elements of the Company's restaurant concepts and strategy include the following:

  Variety and Value. The Company's restaurants provide customers an attractive price-value relationship by serving generous portions of fresh, high quality seafood at moderate prices. The restaurants feature a wide variety of broiled, grilled and fried seafood items, including red snapper, shrimp, crawfish, crab and lump crabmeat, lobster, soft shell crabs, oysters, scallops, flounder and other traditional seafood items, many with a choice of unique seasonings, stuffings and toppings. These items are complemented by unique side dishes, salads, garlic bread, appetizers, and desserts presented in a visually appealing manner.

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

  Distinctive Design and Decor and Casual Atmosphere. Each restaurant concept has a distinctive appearance and a flexible design which can accommodate a wide variety of available sites. The Joe's Crab Shack restaurants are designed to appear like an old fishing camp with a wood facade, tin roof and a raised outside deck. Many of the Joe's Crab Shack facilities incorporate a small playground area for children adjacent to family dining areas. For Landry's Seafood House, the Company has developed a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade creating the feeling of a traditional old seafood house restaurant. The Crab House restaurants feature a casual nautical theme, and many include a fresh seafood salad bar. A casual, energetic dining atmosphere is created for all of the Company's restaurants through the design and decor of the dining areas, which generally display vibrant, colorful interiors. In many locations, the Company's restaurants provide outdoor patio service for a more casual, open-air dining experience and often feature waterfront views.

  High Profile Restaurant Locations. The Company's site selection strategy is to locate its restaurants in markets which provide a balanced mix of tourist, convention, business, and residential clientele. A variety of factors are analyzed in the site selection process, including local market demographics, site visibility, aesthetics (including waterfront views) and accessibility and proximity to significant generators of potential customers such as major retail centers, office complexes, hotel concentrations, convention and entertainment complexes, historical areas and entertainment facilities (stadiums, arenas, theaters, etc.). Management believes that this strategy results in a high volume of new and repeat customers and provides the Company with increased name recognition in new markets. The Company's current restaurants are located in areas that satisfy the Company's site selection strategy.

  Commitment to Attracting and Retaining Quality Employees. By providing extensive training and attractive compensation, the Company fosters a strong corporate culture and encourages a sense of personal commitment from its employees. The Company has a monthly cash bonus program establishing performance goals on a restaurant-by- restaurant basis for each restaurant's management team pursuant to which management believes restaurant managers typically earn bonuses equal to between 15% and 25% of their total cash compensation. The Company has historically utilized a program of extensive background checks for prospective management employees (including criminal checks, credit checks and drug screening). Management believes its policies have resulted in a low rate of management-level employee turnover.

EXPANSION STRATEGY

  Since 1990, the Company has pursued an accelerated expansion strategy through the opening of new restaurants or the conversion of existing restaurants. The Company's current development plan is to open at least 45 new restaurants in 1998, of which seven restaurants were open and 31 restaurants were under construction or development as of February 19, 1998. The number of restaurants actually opened will vary depending upon, among other things, the Company's ability to locate suitable restaurant sites, the Company's ability to obtain satisfactory lease or purchase arrangements for its restaurant locations, the availability of funds to construct and open such restaurants, the Company's ability to obtain on a timely basis all necessary governmental permits to construct and operate such restaurants, the Company's ability to adequately manage the construction or conversion of such restaurants, the Company's ability to hire, train and retain skilled management and other restaurant personnel and general economic conditions. The Company plans to continue expanding principally through the opening of new restaurants. From time-to-time, the Company will evaluate the strategic acquisition of existing restaurants. The Company will also consider the conversion of existing restaurant concepts to one of its existing concepts, as well as possibly acquiring existing restaurants with complementary concepts. The Company has no present understandings or agreements to acquire any restaurant concepts.

  The Company plans to focus expansion efforts primarily in the southern and midwestern portions of the United States, although the Company has and will continue to develop or acquire restaurants in cities outside of this area. Further development of locations in an existing market are likely to occur where management believes the area can effectively support additional quality seafood restaurants. In connection with this expansion effort, the Company's primary growth will utilize the Joe's Crab Shack concept although additional restaurants will be built in the Landry's Seafood House and The Crab House divisions of the Company. The Company believes that the increased consumption of seafood due to its taste, variety and perceived health advantages, combined with the excellent unit economics of its restaurants, support the Company's decision to concentrate its expansions efforts on quality seafood restaurants in strategically targeted markets. The Company has designated a team of employees that are responsible for opening new restaurant locations, including kitchen personnel and other individuals who are trained as hosts, waiters, floor managers and bartenders. The Company has enhanced its management training program to enable assistant general managers to be promoted to general managers. The Company believes that through its training program and the hiring of outside personnel it will be able to support its expansion strategy.

RESTAURANT LOCATIONS

  The Company's restaurants range in size from 5,000 square feet to 16,000 square feet, with the average restaurant approximating 8,000 square feet. The restaurants generally have dining room floor seating for approximately 215 customers, many with patio seating on a seasonal basis, and bar seating for approximately 10 to 20 additional customers.

  The following table provides information with respect to the states in which the Company's existing full service restaurants were open as of February 19, 1998:

                         NUMBER
                           OF
STATE                    UNITS
-----                    ------
Alabama.................    3
Arizona.................    4
Arkansas................    1
California..............    2
Colorado................    5
Florida.................   18
Georgia.................    3
Illinois................    4
Indiana.................    1
Kentucky................    1
Louisiana...............    4
Maryland................    1
Michigan................    1
Mississippi.............    1

                           NUMBER
                             OF
STATE                      UNITS
-----                      ------
Missouri..................    3
Nevada....................    2
New Jersey................    1
New Mexico................    1
New York..................    2
North Carolina............    1
Ohio......................    5
Oklahoma..................    2
South Carolina............    8
Tennessee.................    7
Texas.....................   40
Virginia..................    1
                            ---
  Total...................  122
                            ===

MENU

  The Company's restaurants offer a wide variety of high quality, broiled, grilled, and fried seafood items at moderate prices, including red snapper, shrimp, crawfish, lump crabmeat, lobster, oysters, scallops, flounder, and other traditional seafood items, many with a choice of unique seasonings, stuffings and toppings. The Company's restaurants' menus also include a wide variety of seafood appetizers, salads, soups and side dishes. In order to provide an alternative to seafood items, the Company's restaurants also offer high quality beef, fowl, pastas, and other American food entrees. The Company's restaurants also feature a unique selection of desserts made fresh on a daily basis at each location. Many of the Company's restaurants offer complimentary salad and garlic bread with each entree, as well as certain lunch specials and lower priced children's entrees.

  The Company's restaurants emphasize a complete dining experience, and, accordingly, full liquor service is available. Alcoholic beverages are primarily served to complement meals, with sales of alcoholic beverages accounting for between 15% and 16% of the Company's revenues in 1997. The Company's restaurants generally serve both lunch and dinner. The average dinner entree menu price for the Company's restaurants is between $11 and $13, excluding menu entree items which are priced daily "at market," based on cost and availability to the Company's restaurants. At certain of the Company's restaurants there is a separate lunch menu with reduced prices on selected entrees.

MANAGEMENT AND EMPLOYEES

  The Company's policy is to staff its restaurants with management that has significant experience in the restaurant industry. The Company believes its strong team-oriented culture helps it attract and retain highly motivated employees who provide customers with a level of service superior to that normally found in other restaurants. The Company trains its kitchen employees and waitstaff to take great pride in preparing and serving food in accordance with the strict standards established by the Company. Restaurant managers and staff are trained to be courteous and attentive to customer needs, and the managers, in particular, are instructed to visit each table. Senior corporate management holds weekly group meetings with restaurant general managers to discuss individual restaurant performance and customer comments. Moreover, the Company requires general managers to hold regular staff meetings at their individual restaurants. Compliance with the Company's quality requirements is monitored through periodic on-site visits and formal periodic inspections by the regional field manager and supervisory personnel from the Company's corporate offices.

  The management staff of a typical Company restaurant consists of a five-person management team (one general manager, two kitchen managers, and two floor managers) with the general manager having overall responsibility for restaurant operations. The general managers typically have been promoted after training in all areas of restaurant level management within the Company. The kitchen managers in each restaurant supervise kitchen operations, which allows the general managers to spend most of their time in the dining area of the restaurant supervising the staff and providing service to customers. Each restaurant management team is eligible to receive monthly incentive bonuses subject to achievement of operating performance objectives specifically tailored for such restaurant for each monthly period. These employees typically earn between 15% and 25% of their total cash compensation under this program. In addition, restaurant managers are entitled to participate in the Company's stock option plans.

  The Company has historically spent considerable effort in screening prospective employees and training and developing employees, allowing it to promote from within. The Company requires each employee to participate in a formal training program that utilizes departmental training manuals, examinations and a scheduled evaluation process. Newly hired waitstaff are required to spend from 5 to 10 days in training before they serve customers. The Company has historically utilized a program of extensive background checks for prospective management employees such as criminal checks, credit checks, and drug screening. Management believes that its policies have resulted in a reduced rate of management-level employee turnover. Management training encompasses three general areas including: (i) all service positions; (ii) management accounting, personnel management, and dining room and bar operations; and (iii) kitchen management, which entails food preparation and quality controls, cost controls, training, ordering and receiving, and sanitation operations. Due to the Company's enhanced training program, management training customarily lasts approximately 8 to 12 weeks, depending upon the trainee's prior experience and performance relative to the Company's objectives. As the Company expands, it will need to hire additional management personnel and its continued success will depend in large part on its ability to attract, train, and retain quality management employees.

  As of January 1, 1998, there were approximately 30 individuals involved in regional management functions. As the Company grows, it plans to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within those geographic regions. The Company plans to promote experienced restaurant level management personnel to serve as future regional managers as well as hire needed personnel from outside the Company.

  As of December 31, 1997, the Company employed approximately 8,200 persons, of whom approximately 640 were restaurant managers or manager-trainees, approximately 260 were corporate and administrative employees, and the rest were hourly employees. Each restaurant employs an average of approximately 70 to 100 people, depending on seasonal needs. The Company considers its employees to be high quality and believes that its management level employee turnover is within industry standards. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with employees to be satisfactory.

CUSTOMER SATISFACTION

  The Company is committed to providing its customers prompt, friendly, efficient service, keeping table-to-waitstaff ratios low and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality. Through the use of comment cards and a 1-800 telephone number, senior management receives valuable feedback from customers and through prompt responses demonstrates a continuing interest in customer satisfaction. The Company emphasizes availability of the items on its menu and, if an item is in short supply, restaurant level management is expected to use its initiative to procure the item immediately.

PURCHASING

  The Company strives to obtain consistent quality items at competitive prices from reliable sources. The Company continually researches and surveys various products in an effort to obtain the highest quality products possible and to be responsive to changing customer tastes. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products while obtaining the lowest possible prices for the required quality, each restaurant's management team determines the daily quantities of food items needed and orders such quantities from major suppliers at prices often negotiated directly with the Company's corporate office.

  The Company currently uses many distributors for obtaining its seafood products in order to maintain the freshness and quality required by the Company, all of which are available on short notice from qualified suppliers. For non-seafood items, the Company generally uses one national distributor in order to achieve certain cost efficiencies, but such items are available on short notice from alternative qualified suppliers. The Company has not experienced any significant delays in receiving its food and beverage inventories, restaurant supplies or equipment.

ADVERTISING AND MARKETING

  The Company employs a marketing strategy that utilizes frequent, high profile advertising in order to attract new customers and establish a high level of name recognition. The Company relies primarily on word-of-mouth publicity, billboards with distinctive graphics, travel and hospitality magazines and print advertising. The Company uses multiple billboards on highways leading to its restaurants to direct potential customers from the highways to the restaurants, as well as to build name recognition within each market. Additionally, many of the restaurants offer facilities for banquets, meetings and private parties. The Company's advertising expenditures for 1997 were approximately 1.5% of revenues.

RESTAURANT REPORTING

  Financial controls are maintained through management of an accounting and management information system that is implemented at the restaurant level. Administrative and management staff prepare daily reports of cash, deposits, sales, sales mix, labor, and customer counts. Physical inventories of food, beverage and supply items are taken weekly. Weekly and monthly costs of sales and profit and loss statements are compiled by the Company's accounting department and provided to the regional managers for analysis and comparison to the Company's budgets. The Company closely monitors sales, costs of sales, labor and restaurant trends. Weekly sales data is used by management to detect trends from location to location and negative trends are immediately investigated and remedied where possible. The Company purchases food carefully and, through tight controls, keeps food and beverage waste and theft to a minimum. Management believes that its current systems are adequate for its planned expansion strategy.

RESTAURANT SECURITY

  The Company takes precautions to protect individual restaurant locations against theft, robbery and other breaches of security through security procedures and sophisticated alarm and surveillance systems. A component of the Company's emphasis on restaurant security is the employment of a licensed peace officer as Director of Security. The Director of Security, who reports directly to the corporate office, supervises the installation and operation of individual restaurant security systems and performs monthly security inspections at each restaurant to monitor compliance with the Company's policies relating to theft prevention, employee related security issues and restaurant facility protection. As a result of the Company's program, it has experienced no material security problem in its operations.

SERVICE MARKS

  Landry's Seafood House and Joe's Crab Shack are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. In addition, the Company has registered numerous other marks related to its business and advertising.

COMPETITION

  The restaurant industry is intensely competitive with respect to price, service, the type and quality of food offered, location and other factors. The Company has many well established competitors, both seafood and non-seafood, with substantially greater financial resources and a longer history of operations than the Company. The Company competes with both locally-owned seafood and non-seafood restaurants, as well as national and regional seafood and non-seafood restaurant chains, some of which may be better established in the Company's existing and future markets. In particular, Red Lobster, a national seafood restaurant chain, operates approximately 700 seafood restaurants nationwide, many of which operate in the Company's existing and future markets. The Company also competes with other restaurant and retail establishments for sites. Changes in customer tastes, economic conditions, demographic trends and the location and number of, and type of food served by, competing restaurants could adversely affect the Company's business as could the unavailability of experienced management and hourly employees. Management believes its restaurants enjoy a high level of repeat business and customer loyalty due to high food quality, comfortable atmosphere, and friendly efficient service.

INFORMATION AS TO CLASSES OF SIMILAR PRODUCTS OR SERVICES.

     The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through company-owned and company-operated restaurants. The Company has no operations outside the continental United States.

ITEM 2.  PROPERTIES

RESTAURANT LOCATIONS

         For information concerning the location of the Company's restaurants see Item 1. Business - Restaurant Locations.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is a defendant from time to time in routine lawsuits incidental to its business. The Company believes that none of the current legal proceedings, individually or in the aggregate, will have a material adverse effect upon the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

 PRICE RANGE OF COMMON STOCK

  The Company effected its initial public offering of Common Stock on August 18, 1993, at a price to the public of $6.00 per share (adjusted for the Company's 2-for-1 stock split effected in June 1995). Since that date, the Common Stock has been traded on the Nasdaq National Market. As of February 19, 1998, there were approximately 1,943 stockholders of record of the Common Stock.

  The table below sets forth, for the periods indicated, the high and low sale prices as reported on the Nasdaq National Market for the Common Stock since January 1, 1995.

                                                                   HIGH   LOW
                                                                  ------ ------
      1995
        First Quarter............................................ $15.75 $12.75
        Second Quarter...........................................  22.25  14.88
        Third Quarter............................................  22.00  16.00
        Fourth Quarter...........................................  18.25  12.50
      1996
        First Quarter............................................ $19.75 $14.00
        Second Quarter...........................................  25.75  17.50
        Third Quarter............................................  28.38  18.75
        Fourth Quarter...........................................  26.25  19.50
      1997
        First Quarter............................................ $23.25 $15.63
        Second Quarter...........................................  23.00  13.13
        Third Quarter............................................  30.00  20.88
        Fourth Quarter...........................................  32.38  18.00
      1998
        First Quarter (through February 19, 1998)................ $29.06 $21.25

DIVIDEND POLICY

  The Company's Board of Directors does not anticipate payment of any cash dividends in the foreseeable future and intends to maintain a policy of retaining earnings for reinvestment in the Company's operations. The payment of cash dividends in the future will depend upon the Company's earnings levels, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors. Pursuant to the Company's revolving credit facility with a group of banks headed by Bank of America, the Company is restricted in paying cash dividends to an amount not to exceed 10% of the Company's net income for the previous fiscal year.

ITEM 6.   SELECTED FINANCIAL DATA

The following table contains selected consolidated financial data for each of the past five fiscal years. All numbers are in thousands, except per share data.

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                      YEAR ENDED DECEMBER 31,
                            --------------------------------------------------
                              1993      1994      1995      1996        1997
                            --------  --------  --------  --------    --------
INCOME STATEMENT DATA (1)
Revenues:
  Restaurant............... $ 58,041   $ 96,262  $149,737  $232,597    $311,673
  Processing plant.........    2,626      4,511     7,883     3,510          --
                            --------   --------  --------  --------    --------
  Total revenues........... $ 60,667   $100,773  $157,620  $236,107    $311,673
Operating costs and ex-
 penses:
  Cost of sales............   18,759     31,424    47,978    72,304      95,639
  Restaurant labor.........   14,591     23,986    38,595    60,249      80,837
  Other restaurant
   operating expenses......   13,614     21,606    31,662    51,077      66,227
  Merger costs.............       --         --        --    25,971(2)       --
  Depreciation and
   amortization............    1,783      4,060     7,817    12,978      17,080
  Processing plant cost of
   sales and operating
   expenses................    2,519      4,328     7,686     3,857          --
  General and
   administrative expenses.    4,147      6,117     8,437     9,447      10,517
                            --------   --------  --------  --------    --------
    Total operating costs
     and expenses..........   55,413     91,521   142,175   235,883     270,300
Operating income...........    5,254      9,252    15,445       224(2)   41,373
Other (income) expense:
  Interest (income)
   expense, net............      (47)      (915)   (1,604)   (2,379)     (1,063)
  Other, net...............     (130)        39        55       318        (394)
                            --------   --------  --------  --------    --------
    Total other (income)
     expense...............     (177)      (876)   (1,549)   (2,061)     (1,457)
Income before income taxes
 and cumulative effect of
 accounting change ........    5,431     10,128    16,994     2,285(2)   42,830
Provision for income
 taxes.....................    1,543(3)   3,520     5,946       779      15,400
                            --------   --------  --------  --------    --------
Income before cumulative
 effect of accounting
 change....................    3,888(3)   6,608    11,048     1,506(2)   27,430
Cumulative effect of
 accounting change.........      223         --        --        --          --
                            --------   --------  --------  --------    --------
Net income................. $  4,111(3) $ 6,608  $ 11,048  $  1,506(2) $ 27,430
                            ========   ========  ========  ========    ========
Net income before
 cumulative effect of
 accounting change per
 share..................... $   0.34
Cumulative effect of
 accounting change per
 share..................... $   0.02
                            --------
Net income per share--
 basic..................... $   0.36   $   0.41  $   0.58  $   0.06(2) $   1.07
                            ========   ========  ========  ========    ========
Net income per share--
 diluted................... $   0.36   $   0.41  $   0.57  $   0.06(2) $   1.03
                            ========   ========  ========  ========    ========
Weighted average number of
 common shares--basic......   11,266     16,098    19,051    23,360      25,518
                            ========   ========  ========  ========    ========
Weighted average number of
 common shares and common
 share
 equivalents--diluted......   11,266     16,098    19,300    24,100      26,600
                            ========   ========  ========  ========    ========
BALANCE SHEET DATA (AT END
 OF PERIOD)(1)
Working capital............ $  8,931   $ 23,258  $ 11,279  $ 64,377    $ 35,058
Total assets...............   48,339     99,667   187,866   281,199     382,281
Short-term notes payable
 and current portion of
 long-term notes and other
 obligations...............      896        855     2,677       492          72
Long-term notes and other
 obligations, noncurrent...    3,054      5,494    16,204       221      50,235
Stockholders' equity....... $ 38,428   $ 82,966  $144,791  $256,447    $296,738

--------
(1) On August 9, 1996, the Company acquired Bayport Restaurant Group, Inc. ("Bayport") pursuant to a merger transaction (the "Bayport Merger). The Bayport Merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated to include the accounts and operations of Bayport for all periods represented.
(2) In connection with the Bayport Merger, the Company incurred certain costs. Without giving effect to such costs, the Company's income before income taxes, net income, and net income per share (diluted) would have been approximately $28,257, $18,000 and $0.75, respectively.
(3) Presented on a pro forma basis to give effect to a pro forma tax provision as a result of the Company's conversion from S Corporation to C Corporation status upon consummation of the Company's initial public offering.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  As of December 31, 1997, the Company owned and operated 115 full-service, casual dining seafood restaurants located in 25 states. In addition, the Company operates three limited-menu take-out service units.

  The Company's operations may be impacted by changes in federal and state taxes and other federal and state governmental policies, which include many possible factors such as the level of minimum wages, the deductibility of business and entertainment expenses, levels of disposable income, and national and regional economic growth. The enactment of staged increases to the federally mandated minimum wage has increased the Company's labor costs. Effective October 1, 1996, the federal minimum wage increased from $4.25/hour to $4.75/hour, and further increased to $5.15/hour effective September 1, 1997. The new minimum wage increases affected primarily initial entry-level wages of the least skilled jobs in the Company's restaurant kitchens, as the federal law mandated an offsetting increase in the tip-credit amounts for tipped employees (i.e., waitstaff). However, the increases in minimum wage have increased pressure for further wage increases of the other restaurant staff.

  Upon the consummation of the Bayport Merger in 1996 the Company recognized a one-time charge of approximately $26 million before taxes and $17 million after provision for income taxes. The American Institute of Certified Public Accountants may issue a proposed accounting standard during 1998 that would require entities to expense pre-opening costs as incurred. If adopted, the standard may require the Company to expense previously capitalized pre-opening costs as a cumulative effect of a change in accounting principle. At December 31, 1997, unamortized pre-opening costs were $5,162,503.

RESULTS OF OPERATIONS

 Restaurant Profitability

  The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

                                                               YEAR ENDED
                                                               DECEMBER 31
                                                            -------------------
                                                            1995   1996   1997
                                                            -----  -----  -----
      Restaurant revenues.................................. 100.0% 100.0% 100.0%
      Restaurant cost of sales.............................  32.0   31.1   30.7
      Restaurant labor.....................................  25.8   25.9   25.9
      Other restaurant operating expenses (1)..............  21.2   21.9   21.2
                                                            -----  -----  -----
      Restaurant level profit (1)..........................  21.0%  21.1%  22.2%
                                                            =====  =====  =====

--------
(1) Excludes depreciation and amortization.

 Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

  Revenues increased $75,565,680, or 32.0%, from $236,106,877 to $311,672,557 for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in revenues was attributable to revenues from new restaurant openings offset by a reduction in processing plant revenues. There was a nominal change in revenues from units opened prior to 1996.

  As a primary result of increased restaurant revenues, restaurant cost of sales increased $23,335,688, or 32.3%, from $72,303,748 to $95,639,436 for the year ended December 31, 1997 compared to the prior year. Restaurant cost of sales as a percentage of restaurant revenues for the year ended December 31, 1997 decreased to 30.7% from 31.1% in 1996. The decrease in restaurant cost of sales as a percentage of restaurant revenues reflects slightly lower product costs and better management cost controls in 1997. Product prices for shrimp, which are a very high use product, are expected to be higher in 1998 than in 1997. This cost increase may be partially offset by decreases in other product costs and management measures, but the overall effect may increase restaurant cost of sales as a percentage of revenues in 1998.

  Restaurant labor expenses increased $20,588,224, or 34.2%, from $60,248,830 to $80,837,054 for the year ended December 31, 1997 compared to the prior year, primarily as a result of increased openings of new restaurants. Restaurant labor expenses as a percentage of restaurant revenues for the year ended December 31, 1997, remained flat in 1997 and 1996 at 25.9%. The Company continues to experience labor cost pressures attributable in part to recent increases in federally mandated minimum wages.

  Other restaurant operating expenses increased $15,150,467, or 29.7%, from $51,076,737 to $66,227,204 for the year ended December 31, 1997, compared to the prior year, as a result of increased revenues and the opening of new restaurants. Such expenses decreased as a percentage of restaurant revenues to 21.2% from 21.9% primarily due to revenue growth of newly opened restaurants exceeding the increase in other restaurant operating expenses.

  Depreciation and amortization expenses increased $4,101,307, or 31.6%, from $12,978,075 to $17,079,382 in 1997, compared to the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of restaurant revenue remained flat in 1997 and 1996 at 5.5%. A decrease in pre-opening amortization expense during the first six months of 1997 was offset by a subsequent increase in pre-opening expense during the last six months of 1997. These changes were due to changes in the number of units subject to amortization and changes in the per unit pre-opening expenses.

  General and administrative expenses increased $1,069,952, or 11.3%, from $9,446,541 to $10,516,493 for the year ended December 31, 1997, compared to the prior year, and decreased as a percentage of restaurant revenues to 3.4% from 4.1%. During the first seven months of 1996, Landry's and Bayport operated as separate companies and were, therefore, incurring separate general and administrative expenses to support each company's separate growth plans. However, upon the consummation of the Bayport Merger, Bayport's corporate offices were closed and substantially all of Bayport's office employees were terminated. As a result, general and administrative expenses, as a percentage of revenues, were less than the combined expenses of the separate companies for 1997, compared to the prior year. The dollar increase resulted primarily from increased personnel, salaries and travel to support the combined Company's expansion plans offset by the reduction of Bayport's general and administrative expenses upon consummation of the Bayport Merger.

  The decrease in net interest income of $1,317,014 is the result of lower excess cash balances in 1997, as compared to the prior year. The change in other expense was not deemed significant.

  Provision for income taxes increased due to the increase in the Company's income. The Company anticipates that its 1998 effective tax rate may decline primarily due to the effect of FICA tax tip credits.

 Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

  Restaurant revenues increased $82,859,829, or 55.3%, from $149,736,680 to $232,596,509 for the year ended December 31, 1996, compared to the year ended December 31, 1995. The increase in revenues was attributable to revenues from new restaurant openings. There was a nominal change in revenues from units opened prior to 1995. Several of the Company's restaurants that opened during 1995 opened at volumes in excess of the Company's average unit volumes. Subsequently, however, the Company has experienced a moderation of their initial unit volumes.

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

  Other restaurant operating expenses increased $19,413,943, or 61.3%, from $31,662,794 to $51,076,737 for the year ended December 31, 1996, compared to the prior year, as a result of increased revenues and the opening of new restaurants in 1996. Such expenses increased as a percentage of restaurant revenues to approximately 21.9% in 1996 from 21.2% in 1995 primarily a result of higher occupancy and other operating costs of new Crab House restaurants.

  Depreciation and amortization expenses increased $5,160,809, or 66.0%, from $7,817,266 to $12,978,075 for the year ended December 31, 1996, compared to the prior year. The increase was primarily due to the addition of new restaurants and purchases of new equipment.

  General and administrative expenses increased $1,009,657, or 12.0%, from $8,436,884 to $9,446,541 for the year ended December 31, 1996, compared to the prior year, and decreased as a percentage of total revenues to 4.0% from 5.4%. During 1995 and the first seven months of 1996 Landry's and Bayport operated as separate companies and were, therefore, incurring separate general and administrative expenses to support each company's separate growth plans. However, upon the consummation of the Bayport Merger, Bayport's corporate offices were closed and substantially all of Bayport's office employees were terminated. As a result, general and administrative expenses were less than the combined expenses of the separate companies, causing the decrease in general and administrative expenses as a percentage of sales in 1996 compared to 1995. In August 1996, merger costs were incurred related to the Bayport Merger. These costs primarily include investment banking fees, legal and accounting fees, printing, filing and related costs, employee severance payments and write-off of specific assets which included duplicative facilities locations and certain non-operating properties.

  Net interest income increased by $775,350 from $1,604,081 to $2,379,431 in 1996 compared to 1995. The increase resulted primarily from the Company's investment of excess cash in interest bearing securities subsequent to the Company's public stock offerings. Other expenses were not deemed significant.

  Provision for income taxes decreased by $5,166,399 from $5,945,850 in 1995 to $779,451 in 1996 primarily due to the change in the Company's income.

LIQUIDITY AND CAPITAL RESOURCES

  In 1995, the Company, exclusive of Bayport, spent approximately $71 million on capital expenditures. Since 1993, the Company has funded capital expenditures primarily from proceeds of common stock offerings, and in part from cash flow from operations. Separately, Bayport spent approximately $19 million in 1995 on capital expenditures, which was primarily funded out of borrowings.

  In 1996, the combined capital expenditures of the Company were approximately $64 million. The Company funded capital expenditures out of existing cash balances and cash flow from operations during 1996. Bayport's portion of capital expenditures was funded, up to the date of the Bayport Merger, out of additional borrowings. In addition, the Company incurred merger costs related to the acquisition of Bayport and repaid the pre-merger outstanding indebtedness of Bayport. As a result, the combined entities cash balances declined from approximately $119 million at June 30, 1996, immediately prior to the merger, to approximately $57 million at December 31, 1996, and the majority of the outstanding debt of the combined companies was repaid. For the year ended December 31, 1997, the capital expenditures of the Company were approximately $136 million which were primarily funded out of existing cash balances, cash flow from operations and borrowings.

  The Company has a $125 million line of credit from a syndicate of banks which expires in June 2000. The line of credit is available for expansion, acquisitions and general corporate purposes. At December 31, 1997, the Company had $50 million outstanding under this credit facility at an average interest rate of 6.65% and had cash balances aggregating approximately $17.2 million. These borrowings were used to fund capital expenditures and working capital.

  The Company's current development plans are to open approximately 45 restaurants during 1998, of which seven were opened as of February 19, 1998, and 31 were under construction or development. During 1997, the Company commenced construction on a development plan for a waterfront area in South Houston (the "Kemah Development"). The Kemah Development includes up to eight restaurant sites, with additional light retail and hotel/motel facilities in a master planned development. The Company currently operates five restaurants in this development, and has not determined which portions of the remaining development it will operate or sublease. Further, the Company is evaluating the feasibility of building a multistory office building for the Company's corporate headquarters. Due to the Company's rapid growth and increasing office needs, the Company has experienced difficulty in obtaining adequate office space within the desired immediate area of its existing office. To this end, in July 1997 the Company acquired a four acre undeveloped land parcel in Houston.

  Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of approximately $125 million in l998, depending upon the actual timing of construction expenditures, the number of land purchases, the amount of expenditures spent on remodels, and the mix of leased, owned or conversion type locations, and the actual timing and number of restaurants built. The Company expects that its average per unit investment cost, excluding real estate costs, capitalized interest costs and pre-opening expenses, will approximate $1.9 million. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations. Separately, the Company may spend up to $12 to $15 million on the Kemah Development and approximately $5 million on the corporate headquarters development, both of which will be spread over the next several fiscal years. The Company is reviewing its alternative options related to the corporate headquarters development, including the viability of a sale-leaseback, an outright sale and other options. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and planned capital expenditures through 1998.

SEASONALITY AND QUARTERLY RESULTS

  The Company's business is seasonal in nature, with revenues and, to a greater degree, operating profits being lower in the first and fourth quarters than in other quarters due to the Company's reduced winter volumes. The Company has and continues to open restaurants in highly seasonal tourist markets and has further noted that the Joe's Crab Shack concept restaurants tend to experience an even greater seasonality and sensitivity to weather. The timing of unit openings can and will affect quarterly results. The Company anticipates some moderation in revenues from the initial volumes of new units.

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

          The financial statements are set forth herein commencing on page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          During the fiscal years 1995, 1996, and 1997 and through the date of this report, there have been no changes in the Company's independent public accountants, nor have any disagreements with such accountants or reportable events occurred.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

          Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

             The following financial statements of the Company are set forth herein commencing on page 17:

             Reports of Independent Public Accountants
             Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995
             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
             Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
             Notes to Consolidated Financial Statements

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Landry's Seafood Restaurants, Inc.:


We have audited the accompanying consolidated balance sheets of Landry's Seafood Restaurants, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of three years in the period ended December 31, 1997. We did not audit the financial statements for the year ended December 25, 1995 of Bayport Restaurant Group, Inc., a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 7. Such statements are included in the consolidated financial statements of Landry's Seafood Restaurants, Inc., and reflect total revenues of 34 percent of the consolidated total for the year ended December 31, 1995. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Bayport Restaurant Group, Inc., is based solely upon the report of such other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landry's Seafood Restaurants, Inc., and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Houston, Texas
February 16, 1998

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Bayport Restaurant Group, Inc.


We have audited the accompanying consolidated balance sheet of Bayport Restaurant Group, Inc. and subsidaries as of December 25, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year ended December 25, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bayport Restaurant Group, Inc. and subsidaries as of December 25, 1995, and the consolidated results of their operations and their consolidated cash flows for the year ended December 25, 1995, in conformity with generally accepted accounting principles.


Grant Thornton LLP

Miami, Florida
March 8, 1996

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         December 31,
                                                       -----------------
               ASSETS                                  1997         1996
               ------                                  ----         ----

CURRENT ASSETS:

 Cash and cash equivalents                        $ 17,234,130  $ 57,267,986
 Accounts receivable - trade and other               8,381,965    10,575,874
 Inventory                                          28,224,551    11,965,894
 Other current assets                                8,361,755     5,602,727
                                                  ------------  ------------
  Total current assets                              62,202,401    85,412,481
                                                  ------------  ------------


PROPERTY AND EQUIPMENT, net                        313,341,200   189,895,392
GOODWILL, net of amortization of $1,120,000
 and $1,006,000 in 1997 and 1996, respectively       2,933,590     3,047,950
OTHER ASSETS, net                                    3,804,294     2,842,892
                                                  ------------  ------------
  Total assets                                    $382,281,485  $281,198,715
                                                  ============  ============


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:

 Accounts payable                                 $ 18,050,183  $ 10,655,053
 Accrued liabilities                                 9,022,274     9,888,159
 Current portion of long-term notes
  and other obligations                                 71,819       492,555
                                                  ------------  ------------
  Total current liabilities                         27,144,276    21,035,767
                                                  ------------  ------------

LONG-TERM NOTES AND
 OTHER OBLIGATIONS, NET OF CURRENT PORTION          50,234,528       221,184
DEFERRED INCOME TAXES AND
    OTHER LIABILITIES                                8,164,954     3,494,353
                                                  ------------  ------------
  Total liabilities                                 85,543,758    24,751,304
                                                  ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Preferred stock, $0.01 par value, 2,000,000
  shares authorized, 2,702 and 28,398 issued and
  outstanding, respectively                                 27           284
 Common stock, $0.01 par value, 60,000,000 shares
  authorized, 26,004,449 and 25,225,356 issued and
  outstanding, respectively                            260,044       252,253
 Additional paid-in capital                        250,935,805   238,083,067
 Retained earnings                                  45,541,851    18,111,807
                                                  ------------  ------------
  Total stockholders' equity                       296,737,727   256,447,411
                                                  ------------  ------------
  Total liabilities and stockholders' equity      $382,281,485  $281,198,715
                                                  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    Year Ended December 31,
                                                          -------------------------------------------
                                                              1997           1996           1995
                                                          -------------  -------------  -------------

REVENUES:
 Restaurant                                               $311,672,557   $232,596,509   $149,736,680
 Processing plant                                                 ----      3,510,368      7,883,637
                                                          ------------   ------------   ------------
  Total revenues                                           311,672,557    236,106,877    157,620,317
OPERATING COSTS AND EXPENSES:
 Cost of sales                                              95,639,436     72,303,748     47,978,164
 Restaurant labor                                           80,837,054     60,248,830     38,594,818
 Other restaurant operating expenses                        66,227,204     51,076,737     31,662,794
 Merger costs                                                     ----     25,971,815           ----
 Depreciation and amortization                              17,079,382     12,978,075      7,817,266
 Processing plant cost of sales and operating expenses            ----      3,857,224      7,685,788
 General and administrative expenses                        10,516,493      9,446,541      8,436,884
                                                          ------------   ------------   ------------
  Total operating costs and expenses                       270,299,569    235,882,970    142,175,714

OPERATING INCOME                                            41,372,988        223,907     15,444,603

OTHER (INCOME) EXPENSE:
 Interest (income) expense, net                             (1,062,417)    (2,379,431)    (1,604,081)
 Other, net                                                   (394,270)       318,314         55,152
                                                          ------------   ------------   ------------
                                                            (1,456,687)    (2,061,117)    (1,548,929)

INCOME BEFORE INCOME TAXES                                  42,829,675      2,285,024     16,993,532
PROVISION FOR INCOME TAXES                                  15,399,631        779,451      5,945,850
                                                          ------------   ------------   ------------

NET INCOME                                                $ 27,430,044   $  1,505,573   $ 11,047,682
                                                          ============   ============   ============


NET INCOME PER COMMON SHARE - BASIC                              $1.07          $0.06          $0.58
                                                          ============   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC                                 25,518,000     23,360,000     19,051,000
                                                          ============   ============   ============

NET INCOME PER COMMON SHARE - DILUTED                            $1.03          $0.06          $0.57
                                                          ============   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE
EQUIVALENTS OUTSTANDING - DILUTED                           26,600,000     24,100,000     19,300,000
                                                          ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                LANDRY'S SEAFOOD RESTAURANTS, INC.
                                                    CONSOLIDATED STATEMENTS OF
                                                       STOCKHOLDERS' EQUITY


                                                Preferred Stock          Common Stock       Additional
                                                ---------------       -------------------     Paid-In      Retained
                                                Shares   Amount       Shares       Amount     Capital      Earnings       Total
                                                ------   ------       ------       ------     -------      --------       -----

BALANCE, January 1, 1995                       127,577   $1,276      16,567,267  $165,673  $ 77,240,400  $ 5,558,553  $ 82,965,902

 Net income                                       ----     ----            ----      ----          ----   11,047,681    11,047,681

 Issuance of common stock,
  net of offering costs                           ----     ----       3,179,604    31,796    49,919,651         ----    49,951,447

 Conversion of preferred stock                 (19,186)    (192)         19,186       192          ----         ----          ----

 Exercises of stock options
  and income tax benefit                          ----     ----          98,970       989       769,341         ----       770,330

 Other                                            ----     ----            ----      ----        55,191         ----        55,191
                                               -------   ------      ----------  --------  ------------  -----------  ------------

BALANCE, December 31, 1995                     108,391    1,084      19,865,027   198,650   127,984,583   16,606,234   144,790,551
                                               -------   ------      ----------  --------  ------------  -----------  ------------

 Net income                                       ----     ----            ----      ----          ----    1,505,573     1,505,573

 Issuance of common stock,
  net of offering costs                           ----     ----       4,890,000    48,900   105,264,100         ----   105,313,000

 Conversion of preferred stock                 (79,993)    (800)         79,993       800          ----         ----          ----

 Exercises of stock options
  and income tax benefit                          ----     ----         390,336     3,903     4,834,384         ----     4,838,287
                                               -------   ------      ----------  --------  ------------  -----------  ------------

BALANCE, December 31, 1996                      28,398      284      25,225,356   252,253   238,083,067   18,111,807   256,447,411
                                               -------   ------      ----------  --------  ------------  -----------  ------------

 Net income                                       ----     ----            ----      ----          ----   27,430,044    27,430,044

 Conversion of preferred stock                 (25,696)    (257)         25,696       257          ----         ----          ----

 Exercises of stock options
  and income tax benefit                          ----     ----         753,397     7,534    12,852,738         ----    12,860,272
                                               -------   ------      ----------  --------  ------------  -----------  ------------

BALANCE, December 31, 1997                       2,702   $   27      26,004,449  $260,044  $250,935,805  $45,541,851  $296,737,727
                                               =======   ======      ==========  ========  ============  ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                              --------------------------------------------
                                                  1997           1996           1995
                                              -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $  27,430,044   $  1,505,573   $ 11,047,682
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Non-cash merger costs                                ----     17,623,337           ----
  Depreciation and amortization                  17,079,382     12,978,075      7,817,266
  Change in assets and liabilities:
    (Increase) decrease in trade and other
    receivables                                   2,193,909     (7,495,694)    (1,188,181)
    (Increase) decrease in inventory            (16,158,657)    (4,064,313)    (4,747,247)
    (Increase) decrease in other assets          (7,619,919)    (5,682,060)    (6,670,459)
    Increase (decrease) in accounts payable and
     accrued and other liabilities               13,890,995       (435,203)    14,077,011
                                              -------------   ------------   ------------
Total adjustments                                 9,385,710     12,924,142      9,288,390
                                              -------------   ------------   ------------
  Net cash provided by operating activities      36,815,754     14,429,715     20,336,072

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment additions              (135,890,725)   (64,468,539)   (90,104,574)
 Proceeds from maturity and sale of
  securities                                           ----           ----      5,166,362
 Other                                             (976,153)    (1,253,171)      (451,596)
                                              -------------   ------------   ------------
  Net cash used in investing activities        (136,866,878)   (65,721,710)   (85,389,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common stock                   -    105,313,000     49,968,756
 Proceeds from exercise of stock options         10,182,106      3,564,758        598,209
 Notes payable borrowings                        50,000,000     10,747,621     15,829,106
 Payments on notes payable and borrowings          (164,838)   (28,767,119)    (3,547,202)
                                              -------------   ------------   ------------
  Net cash provided by financing activities      60,017,268     90,858,260     62,848,869

NET INCREASE (DECREASE) IN CASH                 (40,033,856)  $ 39,566,265   $ (2,204,867)
CASH AT BEGINNING OF YEAR                        57,267,986     17,701,721     19,906,588
                                              -------------   ------------   ------------
CASH AT END OF YEAR                           $  17,234,130   $ 57,267,986   $ 17,701,721
                                              =============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for--
    Interest                                  $     775,000   $    162,000   $    873,000
    Income taxes                              $   3,409,000   $  5,320,000   $  5,764,000

  The accompanying notes are an integral part of these consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The accompanying financial statements include the consolidated accounts of Landry's Seafood Restaurants, Inc., a Delaware holding company (the "Company") and its wholly owned subsidiaries and partnership as of and for the years ended December 31, 1997 and 1996. The Company owns and operates seafood restaurants primarily under the trade names Landry's Seafood House, Joe's Crab Shack and The Crab House. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

          Inventories are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food and beverages.

PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Expenditures for major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred.

          The Company computes depreciation using the straight-line method. The estimated lives used in computing depreciation are as follows :

                                                             Years
                                                             -----
      Buildings and improvements ...........                  5-40
      Furniture, fixtures and equipment ....                  4-10
      Leasehold improvements ...............  Shorter of 30 years or lease term

PRE-OPENING COSTS

          The direct and incremental costs incurred in connection with the commencement of each restaurant's operations, substantially comprised of training-related costs, are capitalized as pre-opening costs. Amounts capitalized are being amortized using the straight-line method over 12 months and are included in other current assets on the consolidated balance sheets. Pre-opening costs, net of amortization, as of December 31, 1997 and 1996, were $5,162,503 and $1,624,840, respectively.

DEVELOPMENT COSTS

          Certain direct costs are capitalized in conjunction with site selection for planned future restaurants and for acquiring restaurant properties. Direct and certain indirect costs, including interest, are capitalized in conjunction with constructing new restaurants. These costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized over the life of the related building and leasehold interest. Costs related to abandoned site selections and general site selection costs which cannot be identified with specific restaurants are charged to operations.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NEW ACCOUNTING PRINCIPLES

     The Company, as required, adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 revised the historical methodology used in computing earnings per share (EPS) such that the computations required for primary and fully diluted EPS were replaced with basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. All earnings per share amounts presented herein have been restated to reflect the adoption of SFAS No. 128.

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

2.   ACCRUED LIABILITIES:

     Accrued liabilities are comprised of the following:

                                                             December 31,
                                                             ------------
                                                          1997           1996
                                                          ----           ----
Payroll and related costs.........................     $2,166,035     $1,431,765

Taxes, other than payroll and income taxes........      4,001,719      2,352,870

Deferred and state income taxes...................        974,279        300,000

Merger costs......................................           ----      2,251,923

Other.............................................      1,880,241      3,551,601
                                                       ----------     ----------

                                                       $9,022,274     $9,888,159
                                                       ==========     ==========

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   INCOME TAXES:

     An analysis of the provision for income taxes for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                                 1997         1996       1995
                                             -----------  ----------  ----------

  Current income taxes..................     $ 8,558,391  $  300,000  $3,645,760
  Deferred income taxes.................       6,841,240     479,451   2,300,090
                                             -----------  ----------  ----------
   Total                                     $15,399,631  $  779,451  $5,945,850
                                             ===========  ==========  ==========

Deferred income tax liabilities and assets as of December 31, 1997 and 1996 are comprised of the following:
                                                      1997        1996
                                                  -----------  ----------
Deferred Liabilities:

  Current:
   Pre-opening costs and other current
    items...............................           $   674,000  $  200,000
                                                   -----------  ----------
  Non-current:
   Property, plant and equipment
     and other assets...................             9,765,000   6,102,000
                                                   -----------  ----------
                                                   $10,439,000  $6,302,000
                                                   ===========  ==========
Deferred Assets:

  Non-current:
     AMT credit, FICA credit
      carry forward and other...........           $   636,000  $1,196,000

  Net operating loss
      carry forward.....................               961,000   1,439,000
                                                   -----------  ----------

                                                     1,597,000   2,635,000
                                                   -----------  ----------

Total...................................           $ 8,842,000  $3,667,000
                                                   ===========  ==========


The Company's effective tax rate differs from the federal statutory rate as follows:

                                                              Year Ended December 31,
                                                              -----------------------
                                                          1997         1996         1995
                                                          ----         ----         ----
Statutory rate..........................................  35.0%        34.0%        34.0%

FICA credit on tips and targeted job credit.............  (2.3)       (34.6)        (2.5)

Goodwill amortization...................................   ---          2.9          0.2

Other (including state taxes)...........................   3.3         31.8          3.3
                                                           ---         ----          ---
                                                          36.0%        34.1%        35.0%
                                                          ====         ====         ====

Accounts receivable, as of December 31, 1997 and 1996 includes income tax receivables of $2,066,000 and $6,387,000, respectively.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   PROPERTY AND EQUIPMENT:

     Property and equipment is comprised of the following:

                                             December 31,
                                     ----------------------------
                                         1997           1996
                                     -------------  -------------
Land...............................  $ 60,668,579   $ 23,643,858

Buildings and                          45,357,143     27,911,331
 improvements......................

Furniture, fixtures and                81,430,962     49,929,414
 equipment.........................

Leasehold                             139,672,349     92,308,705
 improvements......................

Construction in                        17,526,136     14,971,135
 progress..........................  ------------   ------------

                                      344,655,169    208,764,443

Less-accumulated depreciation and     (31,313,969)   (18,869,051)
 amortization......................  ------------   ------------

Property and equipment,              $313,341,200   $189,895,392
 net...............................  ============   ============

5.   DEBT:

     The Company has a $125 million unsecured line of credit from a syndicate of banks which matures in June 2000, and is available for expansion, acquisitions, and other general corporate purposes. Interest on the credit facility is generally payable quarterly at the Eurodollar rate plus 0.6% or the bank's base rate. The credit facility is governed by certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 1997 the Company had $50 million outstanding under this credit facility at an average interest rate of 6.65%.

     The Company retired substantially all of Bayport's outstanding debt upon the consummation of the merger.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Interest (income) expense, net includes the following:

                                  Year ended December 31,
                             ---------------------------------
                             1997         1996            1995
                             ----         ----            ----

Interest expense......  $    55,082   $   693,376     $   527,083
Interest income.......   (1,117,499)   (3,072,807)     (2,131,164)
                        -----------   -----------     -----------
                        $(1,062,417)  $(2,379,431)    $(1,604,081)
                        ===========   ===========     ===========

6.   COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

     The Company has entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, the Company pays taxes, insurance and maintenance costs in addition to the lease payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $13,212,000, $10,639,000 and $7,444,000 during 1997, 1996, and 1995, respectively.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The aggregate amounts of minimum operating lease commitments maturing in each of the five years subsequent to and thereafter at December 31, 1997, are as follows:

     1998.............................  $ 13,070,000
     1999.............................    12,993,000
     2000.............................    12,920,000
     2001.............................    13,031,000
     2002.............................    12,991,000
     Thereafter.......................   151,455,000
                                        ------------
          Total minimum rentals.......  $216,460,000
                                        ============

LITIGATION AND CLAIMS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of accruals recorded, that the outcome of all legal actions and claims will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

INSURANCE

     Through July 23, 1997, the Company was self-insured with respect to potential worker's compensation claims in Texas, but retained excess employer's indemnity coverage for any claim in excess of $100,000. Commencing July 24, 1997, the Company subscribed to worker's compensation insurance in Texas, as it has done in states other than Texas. The Company maintains a $250,000 aggregate deductible for losses in most states. Management believes that any claims paid under its worker's compensation program will not have a material adverse effect upon the consolidated financial position and results of operations of the Company because of the Company's historically low level of claims.

7.   BUSINESS COMBINATION

     On August 9, 1996, the Company, under an Agreement and Plan of Merger (the "Merger Agreement") exchanged 1.8 million newly issued common shares and .1 million newly issued preferred shares for all of the outstanding common and preferred shares of Bayport Restaurant Group, Inc. ("Bayport"). Accordingly, a wholly-owned subsidiary of the Company merged with and into Bayport, resulting in Bayport becoming a wholly-owned subsidiary of the Company (the "Merger"). Bayport operated 18 full-service casual dining seafood restaurants under the name "The Crab House". Bayport's Crab House restaurants are located primarily in Florida.

  The exchange of shares was accounted for as a pooling of interests, and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Bayport for all periods presented. Adjustments to the balance sheet accounts of Bayport to account for the merger exchange ratios of common and preferred stock include reclassifications of stockholders' equity account balances for the restatement to the equivalent shares issued for Bayport shares as a result of the merger. Separate results for the combining entities for the most recent interim period prior to acquisition (six months ended June 30, 1996), and for the year ended December 31, 1995 are as follows (amounts in thousands, except per share data.)

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                             June 30,     December 31,
                               1996          1995
                               ----          ----
                           (unaudited)
REVENUES:
  Previously reported        $ 80,999       $104,017
  Bayport                      38,357         53,603
                             --------       --------
      Combined:              $119,356       $157,620
                             ========       ========

NET EARNINGS:
  Previously reported        $  7,937       $  9,584
  Bayport                         499          1,464
                             --------       --------
      Combined:              $  8,436       $ 11,048
                             ========       ========

WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
 SHARE EQUIVALENTS
 OUTSTANDING:
  Previously reported          19,950         17,320
  Bayport                       1,957          1,980
                             --------       --------
      Combined:                21,907         19,300
                             ========       ========

EARNINGS PER SHARE:
  Previously reported        $   0.40       $   0.55
  Bayport                       (0.01)          0.02
                             --------       --------
      Combined:              $   0.39       $   0.57
                             ========       ========

Basic and diluted earnings per share were not materially different.

Merger costs are non-recurring costs related to the merger with Bayport. These costs primarily include investment banking fees, legal and accounting fees, printing, filing and related costs, employee severance payments and the write-off of specific assets which represented duplicative facilities or non-operating properties.

8.   STOCKHOLDERS' EQUITY:

     In May 1996, the Company completed a public offering of 4,890,000 shares of the Company's common stock. Net proceeds of the common stock offering were approximately $105,000,000. In May 1995, the Company declared a two-for-one stock split in the form of a dividend on the $.01 par value common stock. The split was payable to stockholders of record as of June 15, 1995, and was distributed and effective on June 23, 1995. In April 1995, the Company completed a public offering of Common Stock for the sale of an aggregate 3,179,604 shares of Common Stock by the Company. Net proceeds to the Company were approximately $50,000,000, after deducting offering costs.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In 1993, the Company established two stock option plans (the Stock Option Plans), as amended, pursuant to which options may be granted to eligible employees and nonemployee directors of the Company or its subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock of the Company. The Stock Option Plans are administered by the Stock Option Committee of the Board of Directors (the Committee), which determines at its discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. The Committee may grant either nonqualified stock options or incentive stock options, as defined by the Internal Revenue Code of 1986, as amended.

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

     Bayport, prior to the merger, had two Incentive Stock Option Plans under which options were granted to Bayport employees at an option price which was equal to or in excess of the market price of the stock on the date of grant. In addition, various non-qualified options were granted to key Bayport employees at an option price at least equal to the market price of the stock on grant date. Stock options granted by Bayport were generally exercisable over two to five year periods. Further, Bayport had issued warrants which were exercisable through January 2002. As a result of the merger, the outstanding options and warrants of Bayport are exercisable into common stock of Landry's at the given merger exchange ratios.

     The stock option plans are accounted for using APB Opinion No. 25, and no compensation expense has been recorded. If compensation costs for the Company had been determined using the alternative accounting method based on the fair value prescribed by SFAS 123, the Company's proforma net income (loss) for 1997, 1996 and 1995 would have been approximately $24,055,000, $(1,511,000) and $9,642,000, respectively, and the Company's proforma earnings (loss) per share - basic would have been $0.94, $(0.06) and $0.51, and per share diluted - $0.89, $(0.06), and $0.49, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model; amortization over the respective vesting periods; no dividends; expected lives of 6.8, 9.5 and 7.6 years for 1997, 1996 and 1995, respectively; expected stock price volatility of approximately 40% and an interest rate of approximately 7%. The weighted average fair value of options granted during 1997, 1996 and 1995 was $7.40, $9.95 and $6.16, respectively. These proforma results exclude consideration of options granted prior to January 1, 1995, and may not be representative of that to be expected in future years.

     In connection with Company's stock options, certain stock options aggregating approximately 800,000 shares, granted to a number of restaurant general managers, operations personnel and one officer at a weighted average price of $18.02, were repriced to $12.88 during the three month period ended June 30,1997. Approximately 849,000 options were granted to a variety of management employees during 1997, at approximately $12.88 per share.

     At December 31, 1997, options for 3,095,619 shares were outstanding (813,622 of which were exercisable) at prices ranging from $6.00 to $24.25 per share. As of December 31, 1997, all options have been granted at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options outstanding are as follows:

                                                   1997                     1996                     1995
                                            --------------------    ---------------------    ---------------------
                                                     Wtd. Average             Wtd. Average             Wtd. Average
                                            Shares    Ex. Price     Shares     Ex. Price     Shares     Ex. Price
                                            ------    ---------     ------     ---------     ------     ---------
Options outstanding, beginning of year     3,262,812    $15.13    2,834,514    $13.99      1,596,522       $10.78

Granted                                    1,644,600     12.96      871,357     15.85      1,652,727         9.91

Exercised                                   (753,397)    14.78     (390,336)    12.38        (98,970)        7.80

Terminated                                (1,058,396)    18.40      (52,723)    13.99       (315,765)       11.84
                                          ----------                -------                ---------
Options outstanding, December 31           3,095,619    $13.30    3,262,812    $15.13      2,834,514       $13.99
                                          ==========    ======    =========    ======      =========       ======
Options exercisable, December 31             813,622    $14.86      775,672    $17.89        276,005       $17.01
                                          ==========    ======    =========    ======      =========       ======

9.   RELATED PARTY TRANSACTIONS

     On or about January 4, 1996 Fertitta Hospitality, which is jointly owned by Mr. Tilman J. Fertitta, Chairman of the Company, and his wife, acquired certain properties in Galveston, Texas in connection with the acquisition of a major resort area. A portion of the property acquired by Fertitta Hospitality contained a leased restaurant site upon which a Landry's Seafood Restaurant was located and upon which the terms of the lease relating to that restaurant had been negotiated in 1993 at arm's-length between Landry's and the previous unaffiliated third party (the Woodlands Corporation, a subsidiary of Mitchell Energy and Development Corp.) owner/lessor. Upon the acquisition by Fertitta Hospitality, Landry's continued to pay rent under the original terms of the lease. The rent was approved in 1993 by the Company's Board of Directors at the time of the original lease with the unaffiliated party. In May 1997 the restaurant property, including land, building and improvements was purchased by the Company for $3,077,000.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a summary of unaudited quarterly consolidated results of operations (in thousands, except per share data) for 1997, 1996 and 1995:

                                           March 31,  June 30,  September 30,   December 31,
                                             1997       1997        1997            1997
                                             ----       ----        ----            ----
Quarter Ended:

Restaurant revenues                          $64,301   $81,182   $ 89,808        $76,382

  Operating income                           $ 8,578   $12,204   $ 13,037        $ 7,554

  Net income                                 $ 5,794   $ 8,002   $  8,574        $ 5,060

  Net income per share (basic)               $  0.23   $  0.31   $   0.33        $  0.20
  Net income per share (diluted)             $  0.22   $  0.30   $   0.32        $  0.19


                                           March 31,  June 30,  September 30,   December 31,
                                             1996       1996        1996            1996
                                             ----       ----        ----            ----
Quarter Ended:

  Revenues:

    Restaurant                               $51,562   $64,284       $ 64,390   $52,361

    Processing plant                           1,509     2,001           ----      ----
                                           ---------  --------       --------   -------
      Total revenues                         $53,071   $66,285       $ 64,390   $52,361
                                           ---------  --------       --------   -------
  Merger expenses                            $  ----   $   ----      $ 25,972   $   ----

  Operating income (loss)                    $ 5,488   $ 7,564       $(17,672)  $ 4,844

  Net income (loss)                          $ 3,459   $ 4,978       $(10,579)  $ 3,648

  Net income (loss) per share (basic)        $  0.17   $  0.22       $  (0.42)  $  0.15
  Net income (loss) per share (diluted)      $  0.17   $  0.22       $  (0.42)  $  0.14


                                           March 31,  June 30,  September 30,   December 31,
                                             1995       1995        1995            1995
                                             ----       ----        ----            ----
Quarter Ended:

  Revenues:

    Restaurant                               $31,355   $39,299       $ 41,443   $37,640

    Processing plant                           1,655     1,746          2,343     2,139
                                           ---------  --------       --------   -------
      Total revenues                         $33,010   $41,045       $ 43,786   $39,779
                                           ---------  --------       --------   -------
  Operating income                           $ 3,505   $ 4,318       $  4,820   $ 2,802

  Net income                                 $ 2,398   $ 3,206       $  3,515   $ 1,929

  Net income per share (basic)               $  0.14   $  0.17       $   0.18   $  0.10

  Net income per share (diluted)             $  0.14   $  0.17       $   0.17   $  0.09

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Houston, State of Texas, on the 20th day of February, 1998.

                                 Landry's Seafood Restaurants, Inc.

                                 /s/ TILMAN J. FERTITTA
                                 ----------------------------------
                                 Tilman J. Fertitta
                                 Chairman of the Board/President
                                 and Chief Executive Officer


  Each person whose signature appears below constitutes and appoints Tilman J. Fertitta, Steven L. Scheinthal and Paul S. West, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign on his behalf individually and in each capacity stated below any amendment to this Annual Report on Form 10-K and any amendment thereto and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                      Title                          Date
        ---------                      -----                          ----
                               Chairman, President and Chief       February 20, 1998
/s/ TILMAN J. FERTITTA         Executive Officer, Principal
----------------------------   Executive Officer and Director
Tilman J. Fertitta

                               Executive Vice President , Chief    February 20, 1998
/s/ E.A. JAKSA, JR.            Operating Officer and Director
----------------------------
E.A. Jaksa, Jr.

                               Vice President, Principal Financial February 20, 1998
/s/ PAUL S. WEST               Officer, Principal Accounting
----------------------------   Officer and Director
Paul S. West

                               Vice President, Secretary, General  February 20, 1998
/s/ STEVEN L. SCHEINTHAL       Counsel and Director
----------------------------
Steven L. Scheinthal


/s/ JAMES E. MASUCCI           Director                            February 20, 1998
----------------------------
James E. Masucci

/s/ JOE MAX TAYLOR             Director                            February 20, 1998
----------------------------
Joe Max Taylor


                                 EXHIBIT INDEX
                                 -------------

     Certain of the exhibits to this report on Form 10-K are hereby incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-65498 and all amendments thereto and the Company's Form 10-Q for the quarterly period ended June 30, 1995, May 9, 1995 Proxy Statement, the June 25, 1997 Form 8-K, the 1995 Form 10-K and the May 1996 Form S-4, as filed with the Securities and Exchange Commission. Such exhibits are denoted with the letter "A," "B", "C," "D," "E" and "F" respectively. Exhibits denoted by * are filed herewith.

 Exhibit
   No.                                Exhibit
 -------                              -------

     2 Agreement and Plan of Merger among Landry's Seafood Restaurants, Inc., Landry's Acquisition, Inc., and Bayport Restaurant Group, Inc. - F-

   3.1 Certificate of Incorporation of Landry's Seafood Restaurants, Inc. as filed with the Delaware Secretary of State on June 23, 1993, as amended -A-(See Exhibit 3.1) and -B-

   3.2     Amendment to Certificate of Incorporation -A-

   3.3     Bylaws of Landry's Seafood Restaurants, Inc. -A- (See Exhibit 3.2)

     4 Specimen Common Stock Certificate, $.01 par value of Landry's Seafood Restaurants, Inc. -A-

  10.1     1993 Stock Option Plan ("Plan") -C-

  10.2     Form of Incentive Stock Option Agreement under the Plan -A- (See
           Exhibit 10.61)

  10.3 Form of Non-Qualified Stock Option Agreement under the Plan -A- (See Exhibit 10.62)

  10.4 Non-Qualified Formula Stock Option Plan for Non-Employee Directors ("Directors' Plan") -A-

  10.5 First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors -C-

  10.6     Form of Stock Option Agreement for Directors' Plan -A- (See
           Exhibit 10.64)

  10.7 Form of Personal Service and Employment Agreement of Tilman J. Fertitta -A- (See Exhibit 10.65)

  10.8     1995 Flexible Incentive Plan -C-

  10.9 Form of Consulting Services Agreement between Landry's Management, L.P. and Fertitta Hospitality -E-

 10.10 Form of Stock Option Agreement between Landry's Seafood Restaurants, Inc. and Tilman J. Fertitta -E-

 10.11 Business Loan Agreement dated June 19, 1997 between Landry's Seafood Restaurants, Inc. and Bank of America, Texas, N.A., as Agent, Issuing Bank and a Bank -D-

   *11 Statement regarding computation of per share earnings - fully diluted -

   *21     Subsidiaries of Landry's Seafood Restaurants, Inc.

   *23     Consent of Arthur Andersen LLP

 *23.1     Consent of Grant Thornton LLP

   *24     Power of Attorney - (See page 33)

   *27     Financial Data Schedule