Form 10-K/A
period 1997-12-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 1998-04-10
CIK 908652

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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


FORWARD-LOOKING STATEMENTS

  This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its accelerated expansion strategy, changes in costs of food, labor and employee benefits, the ability of the Company to acquire prime locations at acceptable lease or purchase terms, seasonality of results, ability to make projected capital expenditures, store unit sales and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Houston, State of Texas, on the 9th day of April, 1998.

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


        Signature                      Title                          Date
        ---------                      -----                          ----
                               Chairman, President and Chief       April 9, 1998
/s/ TILMAN J. FERTITTA         Executive Officer, Principal
----------------------------   Executive Officer and Director
Tilman J. Fertitta

                               Executive Vice President , Chief    April 9, 1998
/s/ E.A. JAKSA, JR.            Operating Officer and Director
----------------------------
E.A. Jaksa, Jr.

                               Vice President, Principal Financial April 9, 1998
/s/ PAUL S. WEST               Officer, Principal Accounting
----------------------------   Officer and Director
Paul S. West

                               Vice President, Secretary, General  April 9, 1998
/s/ STEVEN L. SCHEINTHAL       Counsel and Director
----------------------------
Steven L. Scheinthal


/s/ JAMES E. MASUCCI           Director                            April 9, 1998
----------------------------
James E. Masucci

/s/ JOE MAX TAYLOR             Director                            April 9, 1998
----------------------------
Joe Max Taylor

                                       8