Form 10-Q
period 1998-03-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 1998-05-15
CIK 908652

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998.

Commission file number 000-22150
                       ------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          ----------------------------------------------------------
          (Exact name of the registrant as specified in its charter)

           Delaware                                        74-0405386
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

                        As of April 28, 1998 there were
                      30,339,182 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX


-------------------------------------------------------------------------------------------------
                                                                                            PAGE
PART I.       FINANCIAL INFORMATION                                                        NUMBER
-------------------------------------------------------------------------------------------------
Item 1.       Financial Statements                                                              2

              Condensed Unaudited Consolidated Balance Sheets at March 31, 1998 and
              December 31, 1997                                                                 3

              Condensed Unaudited Consolidated Statements of Income for the Three
              Months ended March 31, 1998 and March 31, 1997                                    4

              Condensed Unaudited Consolidated Statements of Stockholders' Equity
              for the Three Months Ended March 31, 1998                                         5

              Condensed Unaudited Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1998 and March 31, 1997                                    6

              Notes to Condensed Unaudited Consolidated Financial Statements                  7-9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                 10-14
-------------------------------------------------------------------------------------------------
PART II.      OTHER INFORMATION
-------------------------------------------------------------------------------------------------
Item 1.       Legal Proceedings                                                                15

Item 2.       Changes in Securities                                                            15

Item 3.       Defaults upon Senior Securities                                                  15

Item 4.       Submission of Matters to a Vote of Security Holders                              15

Item 5.       Other Information                                                                15

Item 6.       Exhibits and Reports on Form 8-K                                                 15
-------------------------------------------------------------------------------------------------
Signatures                                                                                     16
-------------------------------------------------------------------------------------------------

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

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,     December 31,
                           ASSETS                                   1998            1997
                           ------                               -------------   ------------
                                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                  $ 87,078,213    $ 17,234,130
     Accounts receivable--trade and other                          9,830,768       8,381,965
     Inventory                                                    23,613,934      28,224,551
     Other current assets                                          8,158,373       8,361,755
                                                                 -----------     -----------
               Total current assets                              128,681,288      62,202,401

PROPERTY AND EQUIPMENT, net                                      342,610,612     313,341,200
GOODWILL, net of amortization of $1,153,000
     and $1,120,000, respectively                                  2,941,046       2,933,590
OTHER ASSETS, net                                                  3,921,680       3,804,294
                                                                 -----------     -----------
               Total assets                                     $478,154,626    $382,281,485
                                                                 ===========     ===========

                   LIABILITIES AND  STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                           $ 15,640,788    $ 18,050,183
     Accrued liabilities                                          11,383,464       9,022,274
     Income taxes payable                                          1,385,214             ---
     Current portion of long-term notes
        and other obligations                                         74,178          71,819
                                                                 -----------     -----------
               Total current liabilities                          28,483,644      27,144,276

LONG-TERM NOTES AND OTHER OBLIGATIONS,
     NON-CURRENT                                                  25,715,123      50,234,528
DEFERRED INCOME TAXES & OTHER LIABILITIES                          7,511,255       8,164,954
                                                                 -----------     -----------
               Total liabilities                                  61,710,022      85,543,758

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value,  2,000,000 shares
          authorized, 2,702 issued and outstanding                        27              27
     Common stock, $0.01 par value, 60,000,000 shares
          authorized, 30,339,182 and 26,004,449 issued and
          outstanding, respectively                                  303,391         260,044
     Additional paid-in capital                                  362,848,421     250,935,805
     Retained earnings                                            53,292,765      45,541,851
                                                                 -----------     -----------
               Total stockholders' equity                        416,444,604     296,737,727
                                                                 -----------     -----------
               Total liabilities and stockholders' equity       $478,154,626    $382,281,485
                                                                 ===========     ===========

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended
                                                                    March 31,
                                                      -----------------------------------
                                                          1998                  1997
                                                      -------------        --------------
REVENUES                                                $90,044,954          $64,300,777

OPERATING COSTS AND EXPENSES:
     Cost of sales                                       27,488,230           19,655,180
     Restaurant labor                                    22,917,819           16,444,821
     Other restaurant operating expenses                 19,285,812           13,937,725
     Depreciation and amortization                        6,203,360            3,383,298
     General and administrative expenses                  2,802,447            2,302,172
                                                        -----------          -----------
          Total operating costs and expenses             78,697,668           55,723,196
                                                        -----------          -----------

OPERATING INCOME                                         11,347,286            8,577,581

OTHER (INCOME) EXPENSE:
     Interest (income) expense, net                        (207,525)            (491,800)
     Other, net                                            (278,332)              16,116
                                                        -----------          -----------
          Total other (income) expense                     (485,857)            (475,684)
                                                        -----------          -----------

INCOME BEFORE INCOME TAXES                               11,833,143            9,053,265
PROVISION FOR INCOME TAXES                                4,082,229            3,259,175
                                                        -----------          -----------
NET INCOME                                              $ 7,750,914          $ 5,794,090
                                                        ===========          ===========

NET INCOME PER COMMON SHARE- BASIC                            $0.29                $0.23
                                                        ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING-BASIC                                26,700,000           25,300,000
                                                        ===========          ===========
NET INCOME PER COMMON SHARE-DILUTED                           $0.28                $0.22
                                                        ===========          ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND COMMON SHARE EQUIVALENTS
 OUTSTANDING-DILUTED                                     27,700,000           26,000,000
                                                        ===========          ===========



    The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                 CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY



                                  Preferred Stock        Common Stock          Additional
                                 ------------------   ---------------------      Paid-In        Retained
                                Shares     Amount      Shares     Amount         Capital        Earnings       Total
                                -------   ---------   ---------  ----------    ------------   -----------    -----------
Balance, December 31, 1997        2,702        $27   26,004,449   $260,044     $250,935,805   $45,541,851   $296,737,727

Net income                          ---        ---          ---        ---              ---     7,750,914      7,750,914

Exercise of stock options
 and income tax benefit             ---        ---      523,783      5,237        9,519,254           ---      9,524,491

Issuance of common stock,
 net of offering costs              ---        ---    3,810,950     38,110      102,393,362           ---    102,431,472
                                -------   --------   ----------  ---------     ------------   -----------    -----------
Balance, March 31, 1998           2,702        $27   30,339,182   $303,391     $362,848,421   $53,292,765   $416,444,604
                                =======   ========   ==========  =========     ============   ===========    ===========

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended March 31,
                                                                     --------------------------------
                                                                             1998           1997
                                                                     ----------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                         $  7,750,914    $  5,794,090
                                                                          ----------     -----------
     Adjustments to reconcile net income to net
        cash provided by operating activities--
           Depreciation and amortization                                   6,203,360       3,383,298
           Change in assets and liabilities-net and other                  4,874,163       7,351,415
                                                                          ----------     -----------
               Total adjustments                                          11,077,523      10,734,713
                                                                          ----------     -----------
           Net cash provided by operating activities                      18,828,437      16,528,803
                                                                          ----------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions                                    (33,426,451)    (36,630,748)
     Other assets, including goodwill                                       (161,329)       (139,569)
                                                                          ----------     -----------
               Net cash used in investing activities                     (33,587,780)    (36,770,317)
                                                                          ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and other long-term obligations           (24,517,046)        (78,745)
     Net proceeds from sale of common stock                              102,431,472             ---
     Proceeds from exercise of stock options                               6,689,000         712,760
                                                                          ----------     -----------
               Net cash provided by financing activities                  84,603,426         634,015
                                                                          ----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                              69,844,083     (19,607,499)

CASH AND CASH EQUIVALENTS AT BEGINNING  OF
 PERIOD                                                                   17,234,130      57,267,986
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 87,078,213    $ 37,660,487
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
     Cash payments during the period for--
          Income taxes                                                  $    159,000    $        ---
          Interest                                                      $    730,000    $     14,500


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 1997. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company's December 31, 1997, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

Cash and Cash Equivalents

     For purposes of the condensed statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Goodwill and Non-Compete Agreements

     Goodwill and non-compete agreements are amortized over 30 years and 15 years (or the life of the related agreement), respectively.

Earnings per Share

     Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 revised the historical methodology used in computing earnings per share
(EPS) such that the computations required for primary and fully diluted EPS were replaced with basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. All earnings per share amounts presented herein have been restated to reflect the adoption of SFAS No. 128.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



New Accounting Principle

     In April 1998 the American Institute of Certified Public Accountants issued a new accounting standard under Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities". When adopted, this new accounting standard will require entities to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of a change in accounting principle. The Company is required to adopt this new accounting standard by the first quarter of 1999; however, the new accounting standard encourages earlier adoption. The Company has not determined when it will adopt the new accounting standard. The Company may adopt the new accounting standard in 1998, but will adopt no later than the first quarter of 1999. At March 31, 1998, unamortized pre-opening costs were $5,002,664, which balances at the date of adoption will be expensed.


2.  Accrued Liabilities

 Accrued liabilities are comprised of the following:

                                            March 31, 1998   December 31, 1997
                                            --------------   -----------------
Payroll and related costs                      $ 4,224,130          $2,166,035
Deferred and state income taxes                    974,279             974,279
Taxes, other than payroll and income
 taxes                                           3,980,879           4,001,719
Other                                            2,204,176           1,880,241
                                               -----------          ----------
                                               $11,383,464          $9,022,274
                                               ===========          ==========
3.  Debt

  The Company has a $125 million unsecured line of credit from a syndicate of banks which matures in June 2000, and is available for expansion, acquisitions, and other general corporate purposes. Interest on the credit facility is generally payable quarterly at the Eurodollar rate plus 0.6% or the bank's base rate. The credit facility is governed by certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 1998 the Company had $25.5 million outstanding under this credit facility at an approximate interest rate of 6.6%.

4.  Stockholders' Equity

  In March 1998, the Company completed a public offering of 3,810,950 shares of the Company's Common Stock. Net proceeds of the common stock offering of approximately $102,400,000, will be used to repay outstanding bank loans, finance expansion and for general corporate purposes.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



A reconciliation of the amounts used to compute net income per common share - diluted is as follows:


                                                                                         Three Months Ended March 31,
                                                                                         ---------------------------
                                                                                              1998          1997
                                                                                           -----------   -----------
Net Income......................................................................           $ 7,750,914   $ 5,794,090
                                                                                           ===========   ===========
Weighted Average Common Shares Outstanding......................................            26,700,000    25,300,000
Dilutive Common Stock Equivalents -- Stock Options..............................             1,000,000       700,000
                                                                                           -----------   -----------
Weighted Average Common and Common Equivalent
 Shares Outstanding -- Diluted..................................................            27,700,000    26,000,000
                                                                                           ===========   ===========
Net Income Per Share -- Diluted.................................................           $      0.28   $      0.22
                                                                                           ===========   ===========

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  The Company owns and operates full-service, casual dining seafood restaurants. As of March 31, 1998 the Company operated approximately 126 restaurants. In addition, the Company operates three limited-menu take-out service units.

  The Company closed two restaurants during the three months ended March 31, 1998. A Houston area restaurant closed due to an electrical fire. The restaurant will be rebuilt and the costs of construction are covered by insurance. The proceeds from business interruption insurance will replace the restaurant's lost profits during the construction period. Additionally, the Company decided not to renew a lease for a Crab House restaurant located in a hotel in Key West, Florida.

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

  The restaurant industry is intensely competitive and is affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic considerations, and the type, number, and location of competing restaurants. The Company has many well established competitors with greater financial resources and longer histories of operation than the Company, including competitors already established in regions into which the Company is planning to expand, as well as competitors planning to expand in the same regions. The Company faces significant competition from mid-priced, full-service, casual dining restaurants offering seafood and other types and varieties of cuisine. The Company's competitors include national, regional, and local chains as well as local owner-operated restaurants. The Company also competes with other restaurants and retail establishments for restaurant sites.

  This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


ability of the Company to continue its accelerated expansion strategy, changes in costs of food, labor, and employee benefits, the ability of the Company to continue to acquire prime locations at acceptable lease or purchase terms, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

  Revenues increased $25,744,177, or 40.0%, from $64,300,777 to $90,044,954 in the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The increase in revenues was primarily attributable to revenues from new restaurant openings. There was a nominal change in revenues from units opened prior to 1997.

  As a primary result of increased revenues, cost of sales increased $7,833,050, or 39.9%, from $19,655,180 to $27,488,230 in the three months ended March 31, 1998, compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended March 31, 1998, remained relatively flat, decreasing 0.1% to 30.5% from 30.6% in 1997. The decrease in cost of sales as a percentage of revenues reflects slightly lower product costs and better management cost controls in 1998. Product prices for shrimp, which are a very high use product, are expected to be higher in 1998 than in 1997. This cost increase may be partially offset by decreases in other product costs and management measures, but the overall effect may increase restaurant cost of sales as a percentage of revenues in 1998.

  Restaurant labor expenses increased $6,472,998, or 39.4%, from $16,444,821 to $22,917,819 in the three months ended March 31, 1998 compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the three months ended March 31, 1998 remained relatively flat, decreasing 0.1% to 25.5% from 25.6% in 1997. The Company continues to experience labor cost pressures attributable in part to recent increases in federally mandated minimum wages.

  Other restaurant operating expenses increased $5,348,087, or 38.4%, from $13,937,725 to $19,285,812 in the three months ended March 31, 1998, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since March 31, 1997. Such expenses decreased as a percentage of revenues to 21.4% from 21.7% primarily due to revenue growth of newly opened restaurants exceeding the increase in other restaurant operating expenses.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


  Depreciation and amortization expenses increased $2,820,062 or 83.4% from $3,383,298 to $6,203,360 in the three months ended March 31, 1998, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of revenues for the three months ended March 31, 1998 increased to 6.9% from 5.3% during the same period in 1997 primarily due to an increase in pre-opening amortization expense during the three months ended March 31, 1998. The increase in pre-opening amortization expense is attributable to an increase in the relative number of units subject to amortization and an increase in the per unit pre-opening expenses.

  General and administrative expenses increased $500,275, or 21.7%, from $2,302,172 to $2,802,447 in the three months ended March 31, 1998 compared to the same period of the prior year. General and administrative expenses decreased as a percentage of revenues to 3.1% from 3.6% primarily due to revenue growth of newly opened restaurants exceeding the increase in general and administrative expenses. The dollar increase resulted primarily from increased personnel, salaries and travel to support the Company's expansion plans.

  The decrease in net interest income of $284,275 and the change in other income of $294,448 in the three months ended March 31, 1998, as compared to the same period in the prior year was not deemed significant.

  The provision for income taxes increased $823,054 in the three months ended March 31, 1998 primarily due to a change in the Company's income. The provision for income taxes as a percentage of income before income taxes decreased to 34.5% from 36.0% due to the effect of FICA tax tip credits on reducing the Company's effective tax rate.

Liquidity and Capital Resources

  For the three months ended March 31, 1998 the capital expenditures of the Company were approximately $33.4 million which were funded out of existing cash balances, cash flow from operations and borrowings.

  In March 1998, the Company completed a public offering of 3,810,950 shares of the Company's common stock. Net proceeds of the common stock offering of approximately $102,400,000 will be used to repay outstanding bank loans, finance expansion and for general corporate purposes.

  The Company has a $125 million line of credit from a syndicate of banks which expires in September 2000. The line of credit is available for expansion, acquisitions and general corporate purposes. At March 31, 1998, the Company had $25.5 million outstanding under this credit facility at an approximate interest rate of 6.6% and had cash balances aggregating approximately $87.1 million. These borrowings were used to fund capital expenditures and working capital.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

    The Company's current development plans are to open approximately 45-48 restaurants during 1998.

  During 1997 the Company commenced construction on a development plan for a waterfront area in South Houston (the "Kemah Development"). The Kemah Development includes up to eight restaurant sites, with additional light retail and hotel/motel facilities in a master planned development. The Company currently operates five restaurants in this development, and has not determined which portions of the remaining development it will operate or sublease. Further, the Company is evaluating the feasibility of building a multi-story office building for the Company's corporate headquarters. Due to the Company's rapid growth and increasing office needs, the Company has experienced difficulty in obtaining adequate office space within the desired immediate area of its existing office. To this end, in July 1997 the Company acquired a 4 acre undeveloped land parcel in Houston. Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $125 million in 1998 (based upon approximately 45 new restaurants), depending upon the actual number and timing of restaurant construction, the number of land purchases, the amount of expenditures spent on remodels, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs, capitalized interest costs and pre-opening expenses, to approximate $1.9 million. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations. Separately, the Company may spend up to $12-$15 million on the Kemah Development and up to $10 million on the Corporate headquarters development, both of which will be spread over the next several fiscal years. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and planned capital expenditures through 1999.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Impact of Inflation

  Management does not believe that inflation has had a significant effect on the Company's operations during the past several years. Management believes the Company has historically been able to pass on increased costs through menu price increases, but there can be no assurance that it will be able to do so in the future. Future increases in labor, land and construction costs could adversely affect the Company's ability to expand.

                      LANDRY'S SEAFOOD RESTARUANTS, INC.

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

    (B)   REPORTS ON FORM 8-K -- NONE

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



Dated: May 14, 1998
      -------------