Form 10-Q
period 1998-06-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 1998-08-14
CIK 908652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1998.

Commission file number 000-22150

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          (Exact name of the registrant as specified in its charter)

       Delaware                                              74-0405386
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

             1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056
                   (Address of principal executive offices)


                                (713) 850-1010
                        (Registrant's telephone number)

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

                       As of August 10, 1998 there were
                     30,343,302 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

                                                                                              PAGE
PART I.                                  FINANCIAL INFORMATION                               NUMBER
---------------------------------------------------------------------------------------------------
Item 1.       Financial Statements                                                                2

              Condensed Unaudited Consolidated Balance Sheets at June 30, 1998 and
              December 31, 1997                                                                   3

              Condensed Unaudited Consolidated Statements of Income for the Three Months
              and Six Months ended June 30, 1998 and June 30, 1997                                4

              Condensed Unaudited Consolidated Statements of Stockholders' Equity
              for the Six Months Ended June 30, 1998                                              5

              Condensed Unaudited Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1998 and June 30, 1997                                        6

              Notes to Condensed Unaudited Consolidated Financial Statements                    7-9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                   10-15
---------------------------------------------------------------------------------------------------
PART II.                                   OTHER INFORMATION
---------------------------------------------------------------------------------------------------
Item 1.       Legal Proceedings                                                                  16

Item 2.       Changes in Securities                                                              16

Item 3.       Defaults upon Senior Securities                                                    16

Item 4.       Submission of Matters to a Vote of Security Holders                                16

Item 5.       Other Information                                                                  16

Item 6.       Exhibits and Reports on Form 8-K                                                   16
---------------------------------------------------------------------------------------------------
Signatures                                                                                       17
---------------------------------------------------------------------------------------------------

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,      December 31,
        ASSETS                                                                     1998            1997
---------------------                                                         --------------   ------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                 $ 53,297,383    $ 17,234,130
     Accounts receivable--trade and other                                        11,276,471       8,381,965
     Inventory                                                                   21,619,261      28,224,551
     Other current assets                                                         9,357,939       8,361,755
                                                                               ------------    ------------
               Total current assets                                              95,551,054      62,202,401
                                                                               ------------    ------------
PROPERTY AND EQUIPMENT, net                                                     388,418,574     313,341,200
GOODWILL, net of amortization of $1,185,000
     and $1,120,000, respectively                                                 2,909,122       2,933,590
OTHER ASSETS, net                                                                 4,184,150       3,804,294
                                                                               ------------    ------------
               Total assets                                                    $491,062,900    $382,281,485
                                                                               ============    ============
 LIABILITIES AND  STOCKHOLDERS' EQUITY
---------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                          $ 17,339,077    $ 18,050,183
     Accrued liabilities                                                         12,620,759       9,022,274
     Income taxes payable                                                         7,228,194             ---
     Current portion of long-term notes
        and other obligations                                                        76,556          71,819
                                                                               ------------    ------------
               Total current liabilities                                         37,264,586      27,144,276

LONG-TERM NOTES AND OTHER OBLIGATIONS,
     NON-CURRENT                                                                 17,694,993      50,234,528
DEFERRED INCOME TAXES & OTHER LIABILITIES                                         7,621,698       8,164,954
                                                                               ------------    ------------
               Total liabilities                                                 62,581,277      85,543,758

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 2,000,000 shares authorized,
       and 2,702 issued and outstanding                                                  27              27
     Common stock, $0.01 par value, 60,000,000 shares authorized,
          30,339,602 and 26,004,449 issued and outstanding, respectively            303,400         260,044
     Additional paid-in capital                                                 363,240,939     250,935,805
     Retained earnings                                                           64,937,257      45,541,851
                                                                               ------------    ------------
               Total stockholders' equity                                       428,481,623     296,737,727
                                                                               ------------    ------------
               Total liabilities and stockholders' equity                      $491,062,900    $382,281,485
                                                                               ============    ============

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended               Six Months Ended
                                                  ---------------------------     -----------------------------
                                                            June 30,                         June 30,
                                                      1998            1997             1998            1997
                                                  ----------      -----------     -------------   -------------
REVENUES:                                         $111,038,615     $81,182,474    $201,083,568     $145,483,251

OPERATING COSTS AND EXPENSES:
     Cost of sales                                  33,259,847      24,942,550      60,748,077       44,597,730
     Restaurant labor                               28,481,639      20,971,418      51,399,458       37,416,239
     Other restaurant operating expenses            22,210,890      16,751,225      41,496,702       30,688,950
     Depreciation and amortization                   6,570,729       3,770,084      12,774,089        7,153,382
     General and administrative expenses             3,455,149       2,542,813       6,257,595        4,844,985
                                                  ------------     -----------    ------------     ------------
          Total operating costs and expenses        93,978,254      68,978,090     172,675,921      124,701,286
                                                  ------------     -----------    ------------     ------------

OPERATING INCOME                                    17,060,361      12,204,384      28,407,647       20,781,965

OTHER (INCOME) EXPENSE:
     Interest (income) expense, net                   (750,463)       (261,150)       (957,988)        (752,950)
     Other, net                                         40,606        ( 37,815)       (237,725)         (21,699)
                                                  ------------     -----------    ------------     ------------
          Total other (income) expense                (709,857)       (298,965)     (1,195,713)        (774,649)
                                                  ------------     -----------    ------------     ------------

INCOME BEFORE INCOME TAXES                          17,770,218      12,503,349      29,603,360       21,556,614
PROVISION FOR INCOME TAXES                           6,125,725       4,501,205      10,207,954        7,760,380
                                                  ------------     -----------    ------------     ------------
NET INCOME                                        $ 11,644,493     $ 8,002,144    $ 19,395,406     $ 13,796,234
                                                  ============     ===========    ============     ============

NET INCOME PER SHARE - BASIC                             $0.38           $0.31           $0.68            $0.55
                                                  ============     ===========    ============     ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC                                              30,300,000      25,300,000      28,500,000       25,300,000
                                                  ============     ===========    ============     ============
NET INCOME PER SHARE - DILUTED
                                                         $0.38           $0.30           $0.66            $0.53
WEIGHTED AVERAGE NUMBER OF                        ============     ===========    ============     ============
 COMMON SHARE AND COMMON SHARE
 EQUIVALENTS OUTSTANDING - DILUTED
                                                    31,050,000      26,300,000      29,375,000       26,065,000
                                                  ============     ===========    ============     ============


   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                 CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY

                                Preferred Stock         Common Stock           Additional
                                -----------------    --------------------        Paid-In        Retained
                                Shares     Amount     Shares      Amount         Capital        Earnings       Total
                                --------   ------    ---------  ---------     -------------   -----------   -----------
Balance, December 31, 1997         2,702      $27   26,004,449   $260,044      $250,935,805   $45,541,851   $296,737,727
Net income                           ---      ---          ---        ---               ---    19,395,406     19,395,406
Exercise of stock options
 and income tax benefit              ---      ---      524,203      5,246         9,911,772           ---      9,917,018
Issuance of common stock,
 net of offering costs               ---      ---    3,810,950     38,110       102,393,362           ---    102,431,472
                                   -----      ---   ----------   --------      ------------   -----------   ------------
Balance, June 30, 1998             2,702      $27   30,339,602   $303,400      $363,240,939   $64,937,257   $428,481,623
                                   =====      ===   ==========   ========      ============   ===========   ============

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                   ---------------------------------
                                                                              June 30,
                                                                         1998               1997
                                                                   ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                       $ 19,395,406      $ 13,796,234
     Adjustments to reconcile net income to net
          cash provided by operating activities--
               Depreciation and amortization                            12,774,089         7,153,382
               Change in assets and liabilities-net and other           11,265,470        13,839,060
                                                                      ------------      ------------
                    Total adjustments                                   24,039,559        20,992,442
                                                                      ------------      ------------
               Net cash provided by operating activities                43,434,965        34,788,676
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions                                  (83,733,194)      (70,473,005)
     Other assets, including goodwill                                     (468,269)         (611,506)
                                                                      ------------      ------------
               Net cash used in investing activities                   (84,201,463)      (71,084,511)
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and other long-term
      obligations                                                      (32,534,798)         (112,939)
     Net proceeds from sale of common stock                            102,431,472               ---
     Proceeds from exercise of stock options                             6,933,077           952,272
                                                                      ------------      ------------
               Net cash provided by financing activities                76,829,751           839,333
                                                                      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                       36,063,253       (35,456,502)

CASH AND CASH EQUIVALENTS AT
 BEGINNING  OF PERIOD                                                   17,234,130        57,267,986
                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                               $ 53,297,383      $ 21,811,484
                                                                      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
     Cash payments during the period for--
          Interest                                                    $  1,216,000      $     26,400
          Income taxes                                                $    292,000      $    175,200

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


New Accounting Principles

  In April 1998 the American Institute of Certified Public Accountants issued a new accounting standard under Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities". This new accounting standard, upon adoption, requires Companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of a change in accounting principle. The Company expects to adopt this new accounting standard in the fourth quarter of 1998. At June 30, 1998, unamortized pre-opening costs were $5,871,688, which balances at the date of adoption will be expensed.

2. Accrued Liabilities

  Accrued liabilities are comprised of the following:

                                                June 30, 1998   December 31, 1997
                                                -------------   -----------------
Payroll and related costs                         $ 3,542,741          $2,166,035

Deferred and state income taxes                       675,000             974,279

Taxes, other than payroll and income taxes          4,812,654           4,001,719

Other                                               3,590,364           1,880,241
                                                  -----------          ----------
                                                  $12,620,759          $9,022,274
                                                  ===========          ==========

3. Debt

  The Company has a $125 million unsecured credit facility from a syndicate of banks which expires in June 2000, and is available for expansion, acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly at the Eurodollar rate plus 0.6% or the bank's base rate. The credit facility is governed by certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 1998, the Company had $17,500,000 outstanding under this credit facility at an approximate interest rate of 6.6%.

PAGE>

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Stockholders' Equity

  In March 1998, the Company completed a public offering of 3,810,950 shares of the Company's Common Stock. Net proceeds of the common stock offering, of approximately $102,400,000, has been and will be used to repay outstanding bank loans, finance expansion for working capital, and for general corporate purposes.

A reconciliation of the amounts used to compute net income per common share - diluted is as follows:

                                                   Three Months Ended           Six Months Ended
                                                         June 30,                   June 30,
                                                   1998          1997          1998          1997
                                                -----------   -----------   -----------   -----------
Net Income...................................   $11,644,493   $ 8,002,144   $19,395,406   $13,796,234
                                                ===========   ===========   ===========   ===========

Weighted Average Common Shares Outstanding...    30,300,000    25,300,000    28,500,000    25,300,000

Dilutive Common Stock Equivalents -- Stock
 Options.....................................       750,000     1,000,000       875,000       765,000
                                                -----------   -----------   -----------   -----------
Weighted Average Common and Common
 Equivalent Shares Outstanding -- Diluted....    31,050,000    26,300,000    29,375,000    26,065,000
                                                ===========   ===========   ===========   ===========
Net Income Per Share -- Diluted..............   $      0.38   $      0.30   $      0.66   $      0.53
                                                ===========   ===========   ===========   ===========

5. Contingencies

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of all legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

6. Year 2000

  The Company recognizes the need to ensure that its operations will not be adversely impacted by year 2000 software failures. The Company is currently working to resolve the potential impact of the year 2000 issue on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  The Company owns and operates full-service, casual dining seafood restaurants. As of June 30, 1998 the Company operated approximately 140 restaurants. In addition, the Company operates three limited menu take-out service units.

  The Company closed two restaurants during the three months ended March 31, 1998. A Houston area restaurant closed due to an electrical fire. The restaurant is being rebuilt and a portion of the costs of construction are covered by insurance. The proceeds from business interruption insurance will replace the restaurant's lost profits during the construction period. Additionally, the Company decided not to renew a lease for a Crab House restaurant located in a hotel in Key West, Florida.

  In June 1998, the Company closed four additional restaurants for remodeling and conversion to one of the Company's other restaurant concepts in order to improve the consumer appeal. These locations are currently scheduled to re-open by the end of the first quarter of 1999.

  The Company's operations may be impacted by changes in federal and state taxes and other federal and state governmental policies which include many possible factors such as the level of minimum wages, the deductibility of business and entertainment expenses, levels of disposable income and national and regional economic growth. The recent enactment of staged increases to federally mandated minimum wage has increased the Company's labor costs.

  The Company now anticipates a non-recurring charge in the fourth quarter related to adoption of a new accounting standard requiring the expensing of pre-opening costs. Additionally, the Company is evaluating certain restaurant locations, including several South Florida Crab House locations, which the Company may offer for sale. Such evaluation may result in a write-down of net book value to estimated realizable value.

  The restaurant industry is intensely competitive and is affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic considerations, weather conditions, and the type, number, and location of competing restaurants. The Company has many well established competitors with greater financial resources and longer histories of operation than the Company, including competitors already established in regions into which the Company is planning to expand, as well as competitors planning to expand in the same regions. The Company faces significant competition from mid-priced, full-service, casual dining restaurants offering seafood and other types and varieties of cuisine. The Company's competitors include national, regional, and local chains as well a local owner-operated restaurants. The Company also competes with other restaurants and retail establishments for restaurant sites.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

  This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of food, labor, and employee benefits, the ability of the Company to continue to acquire prime locations at acceptable lease or purchase terms, the ability of the Company to resolve all of its year 2000 issues, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

  Revenues increased $29,856,141, or 36.8%, from $81,182,474 to $111,038,615 in the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The increase in revenues was attributable to revenues from new restaurant openings. Same store sales, of restaurants open 18 months or more, declined approximately 6%. This decline is believed to be caused by (i) the extreme heat throughout the South and Southwest, (ii) the Company's decision to add new restaurants (i.e. back fill) in existing markets, and (iii) newer restaurants entering the same store sales base that are continuing to fall from their initial or honeymoon sales amounts. The Company's overall average weekly unit sales declined approximately 8% during the three months ended June 30, 1998 compared to 1997, due primarily to the decline in same store sales, and reduced proportional effect of new store "honeymoon" sales. Continued decreases in same store sales and overall average unit sales will tend to decrease the Company's restaurant profitability.

  As a primary result of increased revenues, cost of sales increased $8,317,297, or 33.3%, from $24,942,550 to $33,259,847 in the three months ended June 30, 1998 compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended June 30, 1998 decreased to 30.0% from 30.7% in 1997. The decrease in cost of sales as a percentage of revenues reflects improved pricing and good management cost controls in 1998.

  Restaurant labor expenses increased $7,510,221, or 35.8%, from $20,971,418 to $28,481,639 in the three months ended June 30, 1998 compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for three months ended June 30, 1998, remained relatively flat, decreasing 0.1% from 25.8% to 25.7%. The Company continues to experience labor cost pressures attributable in part to increases in federally mandated minimum wages, and a recent increase in restaurant manager turnover. The Company is considering several strategic programs to increase restaurant manager and employee recruitment and retention. Among the variety of programs being considered are medical benefits for hourly employees, retention or seniority type bonuses for managers, and other increases in compensation. The Company expects labor related costs to increase relative to revenues during the remainder of 1998 and 1999.

  Other restaurant operating expenses increased $5,459,665, or 32.6%, from $16,751,225 to $22,210,890 in the three months ended June 30, 1998, compared to the same period in the prior year, as a result of increased revenues from the opening of new restaurants since June 30, 1997. Such expenses decreased as a percentage of revenues to 20.0% from 20.6% primarily due to revenue growth exceeding the increase in other restaurant operating expenses. However, the Company expects to increase its marketing related expenditures to stimulate restaurant revenues.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

  Depreciation and amortization expenses increased $2,800,645 or 74.3% from $3,770,084 to $6,570,729 in the three months ended June 30, 1998 compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of revenue for the three months ended June 30, 1998 increased to 5.9% from 4.6% during the same period in 1997 primarily due to an increase in pre-opening amortization expense during the three months ended June 30, 1998, and the decline in same store sales whereby the fixed expense leverage is reduced. The increase in pre-opening amortization expense is attributable to an increase in the relative number of units subject to amortization and an increase in the per unit pre-opening expenses.

  General and administrative expenses increased $912,336, or 35.9%, from $2,542,813 to $3,455,149 compared to the same period of the prior year, and remained relatively flat as a percentage of revenues, decreasing 0.1% to 3.1% from 3.2%. The dollar increase resulted primarily from increased personnel, salaries and travel to support the Company's expansion plans.

  Net interest income increased by $489,313 for the three months ended June 30, 1998 compared to the same period in the prior year. The increase resulted primarily from the Company's investment of excess cash in interest bearing securities subsequent to the Company's public stock offering in March 1998.
The change in other expense, net of $78,421, was not deemed significant.

  Provision for income taxes increased by $1,624,520 in the three months ended June 30, 1998, primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income before taxes decreased to 34.5% from 36.0% due to the effect of FICA tax tip credits on reducing the Company's effective tax rate.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

  Revenues increased $55,600,317, or 38.2%, from $145,483,251 to $201,083,568 in the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase in revenue was attributable to revenues from new restaurant openings. The Company believes that an unseasonably mild winter had a positive impact on first quarter sales. However, the same store sales of restaurants open 18 months or more, while relatively flat for the first quarter, declined 6% for the second quarter. This decline is believed to be caused by (i) the extreme heat throughout the South and Southwest, (ii) the Company's decision to add new units (i.e. back fill) in existing markets, and (iii) newer units entering the same store sales base that are continuing to fall from their initial or honeymoon sale amounts.

  As a primary result of increased revenues, cost of sales increased $16,150,347, or 36.2%, from $44,597,730 to $60,748,077 in the six months ended
June 30, 1998 compared to the same period in the prior year. Cost of sales as a percentage of revenues for the six months ended June 30, 1998 decreased to 30.2% from 30.7% in 1997. The decrease in cost of sales as a percentage of revenues reflects improved pricing and good management controls in 1998.

  Restaurant labor expenses increased $13,983,219, or 37.4%, from $37,416,239 to $51,399,458 in the six months ended June 30, 1998 compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for six months ended June 30, 1998 remained relatively flat, decreasing 0.1% from 25.7% to 25.6%. The Company continues to experience labor cost pressures attributable in part to recent increases in federally mandated minimum wages, and a recent increase in restaurant manager turnover.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

  Other restaurant operating expenses increased $10,807,752, or 35.2%, from $30,688,950 to $41,496,702 in the six months ended June 30, 1998 compared to the same period in the prior year, as a result of increased revenues from the opening of new restaurants since June 30, 1997. Such expenses decreased as a percentage of revenues to 20.6% from 21.1% primarily due to revenue growth of newly opened restaurants exceeding the increase in other restaurant operating expenses.

  Depreciation and amortization expenses increased $5,620,707, or 78.6%, from $7,153,382 to $12,774,089 in the six months ended June 30, 1998 compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of revenue for the six months ended June 30, 1998 increased to 6.4% from 4.9% during the same period in 1997 primarily due to an increase in pre-opening amortization expense during the six months ended June 30, 1998. The increase in pre-opening amortization expense is attributable to an increase in the relative number of units subject to amortization and an increase in the per unit pre-opening expenses.

  General and administrative expenses increased $1,412,610, or 29.2%, from $4,844,985 to $6,257,595 compared to the same period of the prior year, and decreased slightly as a percentage of revenues to 3.1% from 3.3%. The dollar increase resulted primarily from increased personnel, salaries and travel to support the Company's expansion plans.

  The increase in net interest income of $205,038 and the change in other income of $216,026 in the six months ended June 30, 1998 as compared to the same period in the prior year was not deemed significant.

  Provision for income taxes increased by $2,447,574 from $7,760,380 in 1997 to $10,207,954 in 1998 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes decreased to 34.5% from 36.0% due to the effect of FICA tax tip credits on reducing the Company's effective tax rate.

Liquidity and Capital Resources

  For the six months ended June 30, 1998 the capital expenditures of the Company was approximately $83,700,000 which was funded out of existing cash balances, proceeds from stock offerings, cash flow from operations and borrowings.

  In March 1998, the Company completed a public offering of 3,810,950 shares of the Company's common stock. Net proceeds of the common stock offering, of approximately $102,400,000 has been and will be used to repay outstanding bank loans, finance expansion, working capital, and for general corporate purposes.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

  The Company has a $125 million line of credit from a syndicate of banks which expires in June 2000. The line of credit is available for expansion, acquisitions and general corporate purposes. At June 30, 1998, the Company had $17.5 million outstanding under this credit facility at an approximate interest rate of 6.6% and had cash balances aggregating approximately $53.3 million. These borrowings were used to fund capital expenditures and working capital.

    The Company's current development plans are to open approximately 40 to 45 restaurants during 1998, and 20 to 30 restaurants in 1999. The 1999 restaurant development may be financed primarily out of internally generated cash flow.

    During 1997 the Company commenced construction on a development plan for a waterfront area in south Houston (the "Kemah development"). The Kemah Development includes up to eight restaurant sites, a 56 room hotel, connected public areas and plaza, three to four amusement/entertainment rides, and light retail facilities. The Company currently operates five restaurants in this development and expects to open one additional restaurant, hotel, amusement facilities, and retail shops, (some of which will be leased and operated by third parties) by the end of the third quarter. The aggregate investment in the Kemah Development during 1998 may be approximately $25 million.

    Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $135 million in 1998 (based upon approximately 45 new restaurants), depending upon the actual number and timing of restaurant construction, the number of land purchases, the amount of expenditures spent on remodels, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs, capitalized interest costs and pre-opening expenses, to approximate $1.9 million. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations. Separately, the Company may spend up to $25 million on the Kemah Development and up to $10-$12 million on a corporate headquarters development, both of which will be spread over the next several fiscal years. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and planned capital expenditures through 1999.

    The Company is reviewing possible scenarios which would be intended to increase shareholder value.

Seasonality and Quarterly Results

  The Company's business is seasonal in nature, with revenues and, to a greater degree, operating profits being lower in the first and fourth quarters than in other quarters due to the Company's reduced winter volumes. The Company has and continues to open restaurants in highly seasonal tourist markets and has further noted that the Joe's Crab Shack concept restaurants tend to experience an even greater seasonality and sensitivity to weather. The timing of unit openings can and will affect quarterly results. The Company anticipates moderation in revenues from the initial volumes of new units.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Impact of Inflation

  Management does not believe that inflation has had a significant effect on the Company's operations during the past several years. Management believes the Company has historically been able to pass on increased costs through menu price increases, but there can be no assurance that it will be able to do so in the future. Future increases in restaurant labor costs, land and construction costs could adversely affect the Company's profitability and ability to expand.

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

ITEM 2.  CHANGES IN SECURITIES                                Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         1.   The Annual Meeting of Shareholders was held on June 11, 1998.

         2. The following persons were elected to serve on the Board of Directors until the 1999 Annual Meeting of Shareholders or until their successor have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:


                                                                 Withheld
        Name                    For               Against        Authority
        ----                    ---               -------        ---------
  Tilman J. Fertitta          27,876,792             0            221,151
  E.A. "Al" Jaksa, Jr.        27,876,792             0            221,151
  Steven L. Scheinthal        27,876,792             0            221,151
  Paul S. West                27,876,792             0            221,151
  James E. Masucci            27,876,792             0            221,151
  Joe Max Taylor              27,876,792             0            221,151

         3. Shareholders approved the amendment to the Company's 1995 Flexible Incentive Plan with the number of votes as indicated below:


                                                                 Withheld
                                For               Against        Authority
                                ---               -------        ---------
                              14,769,965         13,290,376        37,602

ITEM 5.  OTHER INFORMATION

         On August 10, 1998, Mr. E.A. "Al" Jaksa, Jr., Executive Vice President and Chief Operating Officer, and a member of the Board of Directors, of the Company resigned to pursue other interests. His responsibilities were new site selection, lease negotiations and restaurant construction and development, which responsibilities will be assumed by existing tenured construction and development management.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

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



Dated: August 13, 1998