Form 10-Q
period 1998-09-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 1998-11-16
CIK 908652

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998.

Commission file number 000-22150
                       ------------

                        LANDRY'S SEAFOOD RESTAURANTS, INC.
          ----------------------------------------------------------
          (Exact name of the registrant as specified in its charter)

              Delaware                               74-0405386
  -------------------------------               ------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)


            1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056
            -------------------------------------------------------------
                    (Address of principal executive offices)


                                (713) 850-1010
        ---------------------------------------------------------------
                        (Registrant's telephone number)

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

                       As of November 9, 1998 there were
                      30,345,290 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

-------------------------------------------------------------------------------------------------
                                                                                            PAGE
PART I.       FINANCIAL INFORMATION                                                        NUMBER
-------------------------------------------------------------------------------------------------
Item 1.       Financial Statements                                                              2

              Condensed Unaudited Consolidated Balance Sheets at September 30, 1998 and
              December 31, 1997                                                                 3

              Condensed Unaudited Consolidated Statements of Income for the Three
              Months and Nine Months ended September 30, 1998 and September 30, 1997            4

              Condensed Unaudited Consolidated Statements of Stockholders' Equity
              for the Nine Months Ended September 30, 1998                                      5

              Condensed Unaudited Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 1998 and September 30, 1997                            6

              Notes to Condensed Unaudited Consolidated Financial Statements                 7-10

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                 11-16

-------------------------------------------------------------------------------------------------
PART II.      OTHER INFORMATION
-------------------------------------------------------------------------------------------------
Item 1.       Legal Proceedings                                                                17

Item 2.       Changes in Securities                                                            17

Item 3.       Defaults upon Senior Securities                                                  17

Item 4.       Submission of Matters to a Vote of Security Holders                              17

Item 5.       Other Information                                                                17

Item 6.       Exhibits and Reports on Form 8-K                                                 17
-------------------------------------------------------------------------------------------------
Signatures                                                                                     18
-------------------------------------------------------------------------------------------------

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,    December 31,
ASSETS                                                                                  1998            1997
------                                                                              -------------    ------------
                                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                         $ 41,551,439    $ 17,234,130
   Accounts receivable--trade and other                                                13,425,552       8,381,965
   Inventory                                                                           22,564,497      28,224,551
   Other current assets                                                                10,374,368       8,361,755
                                                                                     ------------    ------------
       Total current assets                                                            87,915,856      62,202,401

PROPERTY AND EQUIPMENT, net                                                           414,531,663     313,341,200
GOODWILL, net of amortization of $1,217,000 and $1,120,000, respectively                2,877,197       2,933,590
OTHER ASSETS, net                                                                       4,225,364       3,804,294
                                                                                     ------------    ------------
          Total assets                                                               $509,550,080    $382,281,485
                                                                                     ============    ============

 LIABILITIES AND  STOCKHOLDERS' EQUITY
--------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                  $ 16,608,753    $ 18,050,183
   Accrued liabilities                                                                 14,391,395       9,022,274
   Income taxes payable                                                                 9,682,727             ---
   Current portion of long-term notes and other obligations                                78,225          71,819
                                                                                     ------------    ------------
          Total current liabilities                                                    40,761,100      27,144,276

LONG-TERM NOTES AND OTHER OBLIGATIONS,
       NON-CURRENT                                                                     25,175,218      50,234,528
DEFERRED INCOME TAXES & OTHER LIABILITIES                                               7,621,698       8,164,954
                                                                                     ------------    ------------
          Total liabilities                                                            73,558,016      85,543,758

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 2,000,000 shares authorized,
   -0- and 2,702 issued and outstanding, respectively                                           -              27
   Common stock, $0.01 par value, 60,000,000 shares authorized,
       30,345,290 and 26,004,449 issued and outstanding, respectively                     303,453         260,044
   Additional paid-in capital                                                         363,162,948     250,935,805
   Retained earnings                                                                   72,525,663      45,541,851
                                                                                     ------------    ------------
          Total stockholders' equity                                                  435,992,064     296,737,727
                                                                                     ------------    ------------
          Total liabilities and stockholders' equity                                 $509,550,080    $382,281,485
                                                                                     ============    ============

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended              Nine Months Ended
                                                  ----------------------------     -----------------------------
                                                          September 30,                    September 30,
                                                      1998            1997            1998              1997
                                                  -------------   ------------    ------------     -------------
REVENUES:                                         $109,352,503     $89,807,731    $310,436,071      $235,290,982
OPERATING COSTS AND EXPENSES:
     Cost of sales                                  32,916,061      27,592,948      93,664,137        72,190,678
     Restaurant labor                               29,873,491      22,958,261      81,272,949        60,374,500
     Other restaurant operating expenses            23,513,687      18,755,733      65,010,389        49,444,683
     Depreciation and amortization                   7,134,434       4,769,967      19,908,524        11,923,349
     General and administrative expenses             4,451,460       2,693,761      10,709,055         7,538,746
                                                  ------------     -----------    ------------      ------------
          Total operating costs and expenses        97,889,133      76,770,670     270,565,054       201,471,956
                                                  ------------     -----------    ------------      ------------
OPERATING INCOME                                    11,463,370      13,037,061      39,871,017        33,819,026
OTHER (INCOME) EXPENSE:
     Interest (income) expense, net                   (371,338)       (251,980)     (1,329,326)       (1,004,930)
     Other, net                                        250,003        (108,294)         12,277          (129,993)
                                                  ------------     -----------    ------------      ------------
          Total other (income) expense                (121,335)       (360,274)     (1,317,049)       (1,134,923)
                                                  ------------     -----------    ------------      ------------
INCOME BEFORE INCOME TAXES                          11,584,705      13,397,335      41,188,066        34,953,949
PROVISION FOR INCOME TAXES                           3,996,300       4,823,036      14,204,254        12,583,416
                                                  ------------     -----------    ------------      ------------
NET INCOME                                        $  7,588,405     $ 8,574,299    $ 26,983,812      $ 22,370,533
                                                  ============     ===========    ============      ============
NET INCOME PER SHARE - BASIC                             $0.25           $0.33           $0.93             $0.88
                                                  ============     ===========    ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC                                              30,350,000      25,600,000      29,117,000        25,400,000
                                                  ============     ===========    ============      ============
NET INCOME PER SHARE - DILUTED                           $0.25           $0.32           $0.91             $0.85
                                                  ============     ===========    ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARE AND COMMON SHARE
 EQUIVALENTS OUTSTANDING - DILUTED                  30,350,000      26,920,000      29,700,000        26,350,000
                                                  ============     ===========    ============      ============

    The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

       CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                  Preferred Stock        Common Stock          Additional
                                 -----------------   ---------------------       Paid-In       Retained
                                  Shares    Amount     Shares      Amount        Capital       Earnings        Total
                                 -------   -------   ----------  ---------    -------------   -----------   ------------
Balance, December 31, 1997         2,702      $27    26,004,449   $260,044     $250,935,805   $45,541,851   $296,737,727
Net income                            --       --            --         --               --    26,983,812     26,983,812
Exercise of stock options
 and   income tax benefit             --       --       527,189      5,272        9,954,053            --      9,959,325
Conversion of preferred
 stock   into common stock        (2,702)     (27)        2,702         27               --            --             --
Issuance of common stock,
 net of offering costs                --       --     3,810,950     38,110      102,273,090            --    102,311,200
                                 -------   ------    ----------   --------      -----------    ----------    -----------
Balance, September 30, 1998           --   $   --    30,345,290  $ 303,453     $363,162,948   $72,525,663   $435,992,064
                                 =======   ======    ==========  =========     ============   ===========   ============

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                      -------------------------------
                                                                               September 30,
                                                                        1998                   1997
                                                                      -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $  26,983,812    $  22,370,533
   Adjustments to reconcile net income to net
       cash provided by operating activities--
          Depreciation and amortization                                  19,908,524       11,923,349
          Change in assets and liabilities-net and other                 11,890,339       16,475,394
                                                                      -------------    -------------
              Total adjustments                                          31,798,863       28,398,743
                                                                      -------------    -------------
          Net cash provided by operating activities                      58,782,675       50,769,276
                                                                      -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                    (118,101,272)    (107,272,447)
   Other assets, including goodwill                                        (553,597)        (817,160)
                                                                      -------------    -------------
          Net cash used in investing activities                        (118,654,869)    (108,089,607)
                                                                      -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable and other long-term obligations            (32,552,904)        (141,497)
   Borrowings on notes payable                                            7,500,000       15,000,000
   Net proceeds from sale of common stock                               102,273,090              ---
   Proceeds from exercise of stock options                                6,969,317        7,079,395
                                                                      -------------    -------------
          Net cash provided by financing activities                      84,189,503       21,937,898
                                                                      -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                             24,317,309      (35,382,433)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                                  17,234,130       57,267,986
                                                                      -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  41,551,439    $  21,885,553
                                                                      =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash payments during the period for--
       Interest                                                       $   1,512,000    $     290,000
       Income taxes                                                   $   1,817,000    $     421,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS INC.

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

Earnings per Share

  Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the average share price for the period in all cases when applying the treasury stock method to potentially dilutive outstanding options.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


New Accounting Principles

  In April 1998 the American Institute of Certified Public Accountants issued a new accounting standard under Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities". This new accounting standard, upon adoption, requires Companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of a change in accounting principle. The Company may adopt this new accounting standard in the fourth quarter of 1998, or in the first quarter of 1999. At September 30, 1998, unamortized pre-opening costs were $6,263,000, which balances at the date of adoption will be expensed.

2. Accounts Receivable Trade and Other

  Accounts receivable at September 30, 1998 includes an estimated $5,065,000 recoverable from an insurance company related to property damage and business interruption claims during 1998. Revenues for the three and nine months ended September 30, 1998 include an estimated $525,000 and $925,000, respectively, related to business interruption claims during 1998. The property damage and business interruption claims relate to a restaurant destroyed by fire in February 1998, and partial damage to six of the Company's restaurants caused by Tropical Storm Frances hitting the Texas Gulf Coast in September 1998. Two of the six restaurants damaged by the storm remained temporarily closed at September 30, 1998. The Company expects to collect the amounts recoverable from the insurance company by the end of the first quarter of 1999.

3. Accrued Liabilities

  Accrued liabilities are comprised of the following:

                                          September 30, 1998   December 31, 1997
                                          ------------------   -----------------
Payroll and related costs                        $ 4,800,343          $2,166,035
Deferred and state income taxes                      675,000             974,279
Taxes, other than payroll and income taxes         5,117,732           4,001,719
Other                                              3,798,320           1,880,241
                                                 -----------          ----------
                                                 $14,391,395          $9,022,274
                                                 ===========          ==========

4. Debt

  The Company has a $125 million unsecured credit facility from a syndicate of banks which expires in June 2000, and is available for expansion, acquisitions and general corporate purposes. Interest on the credit facility is generally payable quarterly at the Eurodollar rate plus 0.6% or the bank's base rate. The credit facility is governed by certain financial covenants, including minimum

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 1998 the Company had $25,000,000 outstanding under this credit facility at an approximate interest rate of 6.3%.

5.  Stockholders' Equity

  In March 1998, the Company completed a public offering of 3,810,950 shares of the Company's Common Stock. Net proceeds of the common stock offering, of approximately $102,400,000, has been used to repay outstanding bank loans, finance expansion and for general corporate purposes.

A reconciliation of the amounts used to compute net income per common share - diluted is as follows:

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,

                                                           1998          1997          1998           1997
                                                           ----          ----          ----           ----
Net Income...................................          $ 7,588,405   $ 8,574,299   $26,983,812    $22,370,533
                                                       ===========   ===========   ===========     ===========

Weighted Average Common Shares Outstanding...           30,350,000    25,600,000    29,117,000      25,400,000

Dilutive Common Stock Equivalents -- Stock
 Options.....................................                    0     1,320,000       583,000         950,000
                                                       -----------   -----------   -----------     -----------
Weighted Average Common and Common
 Equivalent Shares Outstanding -- Diluted....           30,350,000    26,920,000    29,700,000      26,350,000
                                                       ===========   ===========   ===========     ===========
Net Income Per Share -- Diluted..............          $      0.25   $      0.32   $      0.91     $      0.85
                                                       ===========   ===========   ===========     ===========

6.  Contingencies

   The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of all legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

7.  Year 2000

  The Company recognizes the need to insure that its operations will not be adversely impacted by year 2000 software failures. The Company is currently working to resolve the potential impact of the year 2000 issue on the processing of date-sensitive information by the Company's computerized

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

8.   Related Party

     The Company entered into an agreement with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of Landry's, whereby, the Company would sell to 610 Loop Venture, a 4-acre undeveloped land tract at a third-party appraised value of $5,360,000, and 610 Loop Venture would construct a condominium project on the land. Such condominium project will contain, among other things, a hotel unit, owned by 610 Loop Venture, and a 4-story, 83,000 square foot office facility. The office facility will be purchased by Landry's for a third-party appraised value of $14,840,000. At the completion of the project, a condominium regime agreement will be entered into between Landry's and 610 Loop Venture, who will operate and manage the project.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  The Company owns and operates full-service, casual dining seafood restaurants. As of September 30, 1998 the Company operated approximately 150 restaurants. In addition, the Company operates three limited menu take-out service units.

  The Company closed two restaurants during the three months ended March 31, 1998. A Houston area restaurant closed due to an electrical fire. The restaurant is currently being rebuilt and a majority of the construction costs are covered by insurance. The proceeds from business interruption insurance will replace the restaurant's lost profits during the construction period. Additionally, the Company decided not to renew a lease for a Crab House restaurant located in a hotel in Key West, Florida.

  From time to time one or more of the Company's restaurants may be temporarily closed for remodeling and conversion to one of the Company's other restaurant concepts in order to improve the consumer appeal.

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

  The Company may record a non-recurring charge in 1998 related to a possible fourth quarter adoption of a new accounting standard requiring the expensing of pre-opening costs. Moreover, the Company is evaluating certain restaurant locations, which the Company may exit. Such evaluation, which is expected to be completed in the fourth quarter, may result in a write-down of net book value to estimated realizable value, and certain special non-recurring charges in the fourth quarter.

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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

  Revenues increased $19,544,772, or 21.8%, from $89,807,731 to $109,352,503 in the three months ended September 30, 1998, compared to the three months ended September 30, 1997. The increase in revenues was attributable to revenues from new restaurant openings. However, total sales for the quarter were below the Company's internal sales forecast model. Same store sales for the third quarter declined by approximately 9%, largely impacted by summer tropical storms, as the Company directly lost approximately 100 restaurant days. Other factors include,
(i) the Company's decision to add new units (i.e. back fill) in existing markets, and (ii) an increase in the number of the newer Joe's restaurants entering the same store sales base with declines from initial honeymoon volumes. The Company's overall average weekly unit sales declined approximately 12% during the three months ended September 30, 1998 compared to 1997, due primarily to the decline in same store sales, and reduced proportional effect of new store "honeymoon" sales. Continued decreases in same store sales and overall average unit sales will decrease the Company's restaurant profitability.

  As a primary result of increased revenues, cost of sales increased $5,323,113, or 19.3%, from $27,592,948 to $32,916,061 in the three months ended September 30, 1998 compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended September 30, 1998 decreased to 30.1% from 30.7% in 1997. The decrease in cost of sales as a percentage of revenues reflects improved pricing and good management cost controls in 1998.

  Restaurant labor expenses increased $6,915,230, or 30.1%, from $22,958,261, to $29,873,491 in the three months ended September 30, 1998 compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for three months ended September 30, 1998, increased 1.7% from 25.6% to 27.3%. The Company continues to experience labor cost pressures attributable in part to increases in federally mandated minimum wages, an increase in restaurant manager turnover, and declines in average weekly sales comparisons. The Company is considering

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

several strategic programs to increase restaurant manager and employee recruitment and retention. Among the variety of programs being considered are medical benefits for hourly employees, retention or seniority type bonuses for managers, and other increases in compensation. The Company expects labor related costs to increase as a percentage of revenues during the remainder of 1998 and 1999.

  Other restaurant operating expenses increased $4,757,954, or 25.4%, from $18,755,733 to $23,513,687 in the three months ended September 30, 1998, compared to the same period in the prior year, as a result of increased revenues from the opening of new restaurants since September 30, 1997. Such expenses increased as a percentage of revenues to 21.5% from 20.9% primarily due to declines in average weekly sales comparisons. Additionally, the Company expects to increase its marketing related expenditures to stimulate restaurant revenues.

  Depreciation and amortization expenses increased $2,364,467, or 49.6%, from $4,769,967 to $7,134,434 in the three months ended September 30, 1998 compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of revenues for the three months ended September 30, 1998 increased to 6.5% from 5.3% during the same period in 1997, due to an increase in pre-opening amortization expense during the three months ended September 30, 1998, and declines in average weekly sales comparisons whereby the fixed expense leverage is reduced. The increase in pre-opening amortization expense is attributable to an increase in the relative number of units subject to amortization and an increase in the per unit pre-opening expenses.

  General and administrative expenses increased $1,757,699, or 65.3%, from $2,693,761 to $4,451,460 in the three months ended September 30, 1998 compared to the same period of the prior year, and increased as a percentage of revenues to 4.1% from 3.0%. The dollar increase resulted primarily from increased personnel, salaries and travel to support the Company's expansion plans.

  The increase in net interest income of $119,358, and the change in other (income) expense of $358,297 for the three months ended September 30, 1998 as compared to the same period in the prior year, was not deemed significant.

  Provision for income taxes decreased by $826,736 in the three months ended September 30, 1998, primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income before taxes decreased to 34.5% from 36% due to the effect of FICA tax tip credits on reducing the Company's effective tax rate.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

  Revenues increased $75,145,089, or 31.9%, from $235,290,982 to $310,436,071 in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase in revenue was attributable to revenues from new restaurant openings. The Company believes that an unseasonably mild winter had a positive impact on first quarter sales. However, the same store sales of restaurants open 18 months or more, while relatively flat for the first quarter,

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

declined 6% in the second quarter and 9% in the third quarter. These declines were believed to be caused by (i) the extreme heat throughout the South and Southwest, (ii) the Company's decision to add new units (i.e. back fill) in existing markets, (iii) newer units entering the same store sales base that are continuing to fall from their initial or honeymoon sales amount, and, (iv) a relatively large number of tropical storms affecting the Company's restaurant sales in the third quarter.

  As a primary result of increased revenues, cost of sales increased $21,473,459, or 29.7%, from $72,190,678 to $93,664,137 in the nine months ended
September 30, 1998 compared to the same period in the prior year. Cost of sales as a percentage of revenues for the nine months ended September 30, 1998 decreased to 30.2%, from 30.7% in 1997. The decrease in cost of sales as a percentage of revenues reflects improved pricing and good management controls in 1998.

  Restaurant labor expenses increased $20,898,449, or 34.6%, from $60,374,500 to $81,272,949 in the nine months ended September 30, 1998 compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the nine months ended September 30, 1998 increased 0.5% from 25.7% to 26.2%. The Company continues to experience labor cost pressures attributable in part to increases in federally mandated minimum wages and a recent increase in restaurant manager turnover.

  Other restaurant operating expenses increased $15,565,706, or 31.5%, from $49,444,683 to $65,010,389 in the nine months ended September 30, 1998 compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since September 30, 1997. Such expenses remained relatively flat, decreasing 0.1% as a percentage of revenues to 20.9% from 21.0%.

  Depreciation and amortization expenses increased $7,985,175, or 67%, from $11,923,349 to $19,908,524 in the nine months ended September 30, 1998 compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of revenues for the nine months ended September 30, 1998 increased to 6.4% from 5.1% during the same period in 1997 primarily due to an increase in pre-opening amortization expense and declines in average weekly sales comparisons during the nine months ended September 30, 1998. The increase in pre-opening amortization expense is attributable to an increase in the relative number of units subject to amortization and an increase in the per unit pre-opening expenses.

  General and administrative expenses increased $3,170,309, or 42.1%, from $7,538,746 to $10,709,055 in the nine months ended September 30, 1998 compared to the same period in the prior year, and increased as a percentage of revenues to 3.4% from 3.2%. The dollar increase resulted primarily from increased personnel, salaries and travel to support the Company's expansion plans.

  The increase in net interest income of $324,396 and the change in other (income) of $142,270 in the nine months ended September 30, 1998 as compared to the same period in the prior year was not deemed significant.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

  Provision for income taxes increased by $1,620,838 from $12,583,416 in 1997 to $14,204,254 in 1998 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes decreased to 34.5% from 36% due to the effect of FICA tax tip credits on reducing the Company's effective tax rate.

Liquidity and Capital Resources

  For the nine months ended September 30, 1998 the capital expenditures of the Company were approximately $118,285,000 which were funded out of existing cash balances, proceeds from stock offerings, cash flow from operations and borrowings.

  In March 1998, the Company completed a public offering of 3,810,950 shares of the Company's common stock. Net proceeds of the common stock offering, of approximately $102,400,000 has been used to repay outstanding bank loans, finance expansion and for general corporate purposes.

  The Company has a $125 million line of credit from a syndicate of banks which expires in June 2000. The line of credit is available for expansion, acquisitions and general corporate purposes. At September 30, 1998, the Company had $25 million outstanding under this credit facility at an approximate interest rate of 6.3% and had cash and cash equivalent balances aggregating approximately $41.6 million. These borrowings were used to fund capital expenditures and working capital.

    The Company's current development plans are to open approximately 40 restaurants during 1998, and 13 to 15 restaurants in 1999. The 1999 restaurant development has been reduced from previous plans as the Company believes that an increase in focus on the Company's existing operations of approximately 150 restaurants is prudent.

  During 1997 the Company commenced construction on a development plan for a waterfront area in South Houston (the "Kemah Development"). The Kemah Development includes up to eight restaurant sites, a 56 room hotel, connected public areas and plaza, four amusement/entertainment rides, and light retail facilities. The Company currently operates six restaurants in this development and expects to open a 56 room hotel, amusement facilities, and retail shops, (some of which will be leased and operated by third parties) by the end of the fiscal year.

  Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $135 million in 1998 (based upon approximately 40 new restaurants), depending upon the actual number and timing of restaurant construction, the number of land purchases, the amount of expenditures spent on conversions, remodels, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs, capitalized interest costs and pre-opening expenses, to approximate $2.0 million. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Separately, the Company may spend up to $25 million on the Kemah Development and up to $10-$12 million on the corporate headquarters development, both of which will be spread over the next several fiscal years. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and planned capital expenditures through 1999.

  The Company is reviewing possible scenarios which would be intended to increase shareholder value.

Seasonality and Quarterly Results

  The Company's business is seasonal in nature, with revenues and, to a greater degree, operating profits being lower in the first and fourth quarters than in other quarters due to the Company's reduced winter volumes. The Company has and continues to open restaurants in highly seasonal tourist markets and has further noted that the Joe's Crab Shack concept restaurants tend to experience even greater seasonality and sensitivity to weather. During the Company's 1998 third quarter, the Company's restaurant operations, revenues and profitability were negatively affected by a series of 4 tropical storms in the Gulf Coast and Mid-Atlantic areas of the United States. The timing of unit openings can and will affect quarterly results. The Company anticipates moderation in revenues from the initial volumes of new units.

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

ITEM 2.  CHANGES IN SECURITIES                                    Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      None

ITEM 5.  OTHER INFORMATION                                        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS
             10.1 Contract of Sale and Development Agreement
             10.2 Executive Employment Agreements
             10.3 First Amendment to Credit Agreement
             27   Financial Data Schedule

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




Dated: November 12, 1998