Form 10-K
period 1998-12-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 1999-03-31
CIK 908652

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998    Commission file number 000-22150

                               ----------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          (Exact name of the registrant as specified in its charter)

             DELAWARE                                  76-0405386
     (State of incorporation)             (I.R.S. Employer Identification No.)
       1400 POST OAK BLVD.,
            SUITE 1010
         HOUSTON, TX 77056                           (713) 850-1010
(Address of principal executive of-         (Registrant's telephone number)
              fices)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON SHARES, PAR VALUE $.01 PER SHARE
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $166,051,650 as of March 29, 1999, based on the NASDAQ National Market System closing price on that date. For this purpose, all shares held by officers and directors of the registrant are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrants.

  The number of shares outstanding of the registrant's common stock is 28,865,000 as of March 29, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders, to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Commission within 120 days after December 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
 PART I.
    Item 1.   Business...............................................       2
    Item 2.   Properties.............................................       7
    Item 3.   Legal Proceedings......................................       7
    Item 4.   Submission of Matters to a Vote of Security Holders....       7
 PART II.
    Item 5.   Market For the Registrant's Common Stock and Related
              Stockholder Matters....................................       8
    Item 6.   Selected Financial Data................................       9
    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................      10
    Item 7.A. Quantitative and Qualitative Disclosures about Market
              Risk...................................................      16
    Item 8.   Financial Statements and Supplementary Data............      16
    Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure....................      16
 PART III.
    Item 10.  Directors and Executive Officers of the Registrant.....      17
    Item 11.  Executive Compensation.................................      17
    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.............................................      17
    Item 13.  Certain Relationships and Related Transactions.........      17
 PART IV.
    Item 14.  Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K...............................................      17
    SIGNATURES........................................................     33
    EXHIBIT INDEX.....................................................     34
    EXHIBITS..........................................................

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  The Company owns and operates full-service, mid-priced, casual dining, seafood restaurants located in 26 states, under the restaurant divisional names "Joe's Crab Shack," "Landry's Seafood House," and "Crab House." As of March 12, 1999, the Company operated 143 full service restaurants, including 88 Joe's Crab Shack restaurants, 41 Landry's Seafood House division restaurants and 14 The Crab House restaurants. In addition, the Company operates three limited-menu take-out service units. Management believes that the Company's restaurants appeal to a broad range of customers by offering generous portions of fresh seafood and excellent service in a high-energy environment at an attractive price-value relationship. The first Landry's Seafood House restaurant opened in 1980. In 1988, Mr. Tilman J. Fertitta acquired sole ownership of the two existing Landry's restaurants. The first Joe's Crab Shack was acquired by the Company in 1994. Following his 1988 acquisition, Mr. Fertitta instituted: (i) new financial, accounting and reporting systems; (ii) financial incentives for employees; (iii) a system for training, supervising and retaining employees; (iv) a program for hiring top management personnel; (v) a site selection and growth strategy; and (vi) an operating philosophy emphasizing customer service and quality control. As a result of the implementation of these programs, profitability increased substantially, and the Company commenced an expansion program.

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

    Commitment to Customer Satisfaction. The Company is committed to providing its customers prompt, friendly, efficient service, keeping table-to-waitstaff ratios low, and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality. Through the use of comment cards and a 1-800-telephone number, senior management receives valuable feedback from customers and, through prompt responses, demonstrates a continuing interest in customer satisfaction.

    Distinctive Design and Decor and Casual Atmosphere. Each restaurant concept has a distinctive appearance and a flexible design, which can accommodate a wide variety of available sites. The Joe's Crab Shack restaurants are designed to appear like an old fishing camp with a wood facade, tin roof and a raised outside deck. Many of the Joe's Crab Shack facilities incorporate a small playground area for children adjacent to family dining areas. For Landry's Seafood House, the Company has developed a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade creating the feeling of a traditional old seafood house restaurant. The Crab House restaurants feature a casual nautical theme, and many include a fresh seafood salad bar. A casual, energetic dining atmosphere is created for all of the Company's restaurants through the design and decor of the dining areas, which generally display vibrant, colorful interiors. In many locations, the Company's restaurants provide outdoor patio service for a more casual, open-air dining experience and often feature waterfront views.

    High Profile Restaurant Locations. The Company's site selection strategy is to locate its restaurants in markets, which provide a balanced mix of tourist, convention, business, and residential clientele. A variety of factors are analyzed in the site selection process, including local market demographics, site visibility, aesthetics (including waterfront views) and accessibility and proximity to significant generators of potential customers such as major retail centers, office complexes, hotel concentrations, convention and entertainment complexes, historical areas and entertainment facilities (stadiums, arenas, theaters, etc.). Management believes that this strategy results in a high volume of new and repeat customers and provides the Company with increased name recognition in new markets. The Company's current restaurants are located in areas that satisfy the Company's site selection strategy.

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

EXPANSION STRATEGY

  From 1990 through the latter half of 1998, the Company has pursued an accelerated expansion strategy through the opening of new restaurants or the conversion of existing restaurants. The Company opened 38 units in 1998. However, in the latter part of 1998, as a result of declining average weekly sales and increases in restaurant management turnover, the Company's per unit profitability decreased. In addition, for the fourth quarter the Company announced a loss of $23.2 million and implementation of a program to close a number of restaurants with marginal performance. In 1999, the Company plans to open 9 to 12 restaurants of which 5 were opened by March 12, 1999. The 1999 restaurant development was reduced from previous years' strategy as the Company believes that an increase in focus on the Company's existing operations is prudent. The number of restaurants actually opened will vary depending upon, among other things, the Company's ability to locate suitable restaurant sites, the Company's ability to obtain satisfactory lease or purchase arrangements for its restaurant locations, the availability of funds to construct and open such restaurants, the Company's ability to obtain on a timely basis all necessary governmental permits to construct and operate such restaurants, the Company's ability to adequately manage the construction or conversion of such restaurants, the Company's ability to hire, train and retain skilled management and other restaurant personnel, general economic conditions and the stability in per unit sales of the Company's existing restaurants. The Company plans to continue its expansion principally through the opening of new restaurants. From time-to-time, the Company will evaluate the strategic acquisition of existing restaurants. The Company will also consider the conversion of existing restaurant concepts to one of its existing concepts. From time to time, the Company will evaluate opportunities to repurchase the Company's outstanding common stock. In November 1998, the Company announced a program to repurchase up to $50.0 million of its common stock. Through March 29, 1999, the Company had repurchased 1,478,000 shares of its common stock, at a gross price of approximately $9.1 million. The amount and timing of future stock repurchases may influence and/or reduce the Company's new restaurant growth plans, due to finite Company specific limitations of investment capital, and available cash flow.

  The Company plans to focus expansion efforts primarily in the southern and midwestern portions of the United States, although the Company has and will continue to develop or acquire restaurants in cities outside of this area. Further development of locations in an existing market is likely to occur where management believes the area can effectively support additional quality seafood restaurants. In connection with this expansion effort, the Company's primary growth will utilize the Joe's Crab Shack concept although additional restaurants will be built in the Landry's Seafood House and The Crab House divisions of the Company. The Company believes that the increased consumption of seafood due to its taste, variety and perceived health advantages, combined with the excellent unit economics of its restaurants, support the Company's decision to concentrate its expansion efforts on quality seafood restaurants in strategically targeted markets. The Company has designated a team of employees that are responsible for opening new restaurant locations, including kitchen personnel and other individuals who are trained as hosts, waiters, floor managers and bartenders. The Company has enhanced its management-training program to enable assistant general managers to be promoted to general managers. The Company believes that through its training program and the hiring of outside personnel it will be able to support its expansion strategy.

RESTAURANT LOCATIONS

  The Company's restaurants range in size from 5,000 square feet to 16,000 square feet, with the average restaurant approximating 8,000 square feet. The restaurants generally have dining room floor seating for approximately 215 customers, many with patio seating on a seasonal basis, and bar seating for approximately 10 to 20 additional customers.

  The following table provides information with respect to the states in which the Company's existing full service restaurants were open as of March 12, 1999:

                         NUMBER
                           OF
STATE                    UNITS
-----                    ------
Alabama.................    4
Arizona.................    4
Arkansas................    1
California..............    5
Colorado................    6
Florida.................   16
Georgia.................    2
Illinois................    5
Indiana.................    5
Kansas..................    1
Kentucky................    2
Louisiana...............    4
Michigan................    3
Minnesota...............    1

                           NUMBER
                             OF
STATE                      UNITS
-----                      ------
Mississippi...............    1
Missouri..................    3
Nevada....................    3
New Jersey................    1
New Mexico................    1
North Carolina............    4
Ohio......................    8
Oklahoma..................    1
South Carolina............    6
Tennessee.................    5
Texas.....................   47
Virginia..................    4
                            ---
  Total...................  143
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

  The Company's restaurants emphasize a complete dining experience, and, accordingly, full liquor service is available. Alcoholic beverages are primarily served to complement meals, with sales of alcoholic beverages accounting for approximately 15% of the Company's revenues in 1998. The Company's restaurants generally serve both lunch and dinner. The average dinner entree menu price for the Company's restaurants is between

$11 and $13, excluding menu entree items which are priced daily "at market," based on cost and availability to the Company's restaurants. At certain of the Company's restaurants there is a separate lunch menu with reduced prices on selected entrees.

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

  The management staff of a typical Company restaurant consists of a five-person management team (one general manager, two kitchen managers, and two floor managers) with the general manager having overall responsibility for restaurant operations. The general managers typically have been promoted after training in all areas of restaurant level management within the Company. The kitchen managers in each restaurant supervise kitchen operations, which allows the general managers to spend most of their time in the dining area of the restaurant supervising the staff and providing service to customers. Each restaurant management team is eligible to receive monthly incentive bonuses subject to achievement of operating performance objectives specifically tailored for such restaurant for each monthly period. These employees typically earn between 15% and 25% of their total cash compensation under this program. In addition, restaurant general managers are typically entitled to participate in the Company's stock option plans, although the Company is currently moving away from this practice.

  The Company has historically spent considerable effort in screening prospective employees and training and developing employees, allowing it to promote from within; however, in recent years the accelerated expansion of restaurants has caused a reduced effectiveness of such effort. The Company expects that the closing of certain restaurants and the slowing down of expansion, will permit the Company to improve its screening and training programs. The Company requires each employee to participate in a formal training program that utilizes departmental training manuals, examinations and a scheduled evaluation process. Newly hired waitstaff are required to spend from 5 to 10 days in training before they serve customers. The Company has historically utilized a program of extensive background checks for prospective management employees such as criminal checks, credit checks, and drug screening. Management training encompasses three general areas including: (i) all service positions; (ii) management accounting, personnel management, and dining room and bar operations; and (iii) kitchen management, which entails food preparation and quality controls, cost controls, training, ordering and receiving, and sanitation operations. Due to the Company's enhanced training program, management training customarily lasts approximately 8 to 12 weeks, depending upon the trainee's prior experience and performance relative to the Company's objectives. As the Company expands, it will need to hire additional management personnel and its continued success will depend in large part on its ability to attract, train, and retain quality management employees.

  As of December 31, 1998, there were approximately 35 individuals involved in regional management functions. As the Company grows, it plans to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within those geographic regions. The Company plans to promote experienced restaurant level management personnel to serve as future regional managers as well as hire needed personnel from outside the Company.

  As of December 31, 1998, the Company employed approximately 14,355 persons, of whom approximately 905 were restaurant managers or manager-trainees, approximately 285 were corporate and administrative employees, and the rest were hourly employees. Each restaurant employs an average of approximately 70 to 100 people, depending on seasonal needs. The Company considers its employees to be high quality and believes that its management level employee turnover is within industry standards, however, general manager turnover for 1998 may have been slightly higher than industry averages. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with employees to be satisfactory.

CUSTOMER SATISFACTION

  The Company is committed to providing its customers prompt, friendly, efficient service, keeping table-to-waitstaff ratios low and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality. Through the use of comment cards and a 1-800-telephone number, senior management receives valuable feedback from customers and through prompt responses demonstrates a continuing interest in customer satisfaction. The Company emphasizes availability of the items on its menu and, if an item is in short supply, restaurant level management is expected to use its initiative to procure the item immediately.

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

ADVERTISING AND MARKETING

  The Company employs a marketing strategy that utilizes frequent, high profile advertising in order to attract new customers and establish a high level of name recognition. The Company relies primarily on word-of-mouth publicity, billboards with distinctive graphics, travel and hospitality magazines and print advertising. The Company uses multiple billboards on highways leading to its restaurants to direct potential customers from the highways to the restaurants, as well as to build name recognition within each market. Additionally, many of the restaurants offer facilities for banquets, meetings and private parties. The Company's advertising expenditures for 1998 were approximately 1.3% of revenues. The Company expects that future advertising and marketing expenses will increase as a percentage of revenues and that the Company will utilize more television and radio advertising.

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

RESTAURANT SECURITY

  The Company takes precautions to protect individual restaurant locations against theft, robbery and other breaches of security through security procedures and sophisticated alarm and surveillance systems. A component of the Company's emphasis on restaurant security is the employment of a licensed peace officer as Director of Security. The Director of Security, who reports directly to the corporate office, supervises the installation and operation of individual restaurant security systems and performs random security inspections to monitor compliance with the Company's policies relating to theft prevention, employee related security issues and restaurant facility protection. As a result of the Company's program, it has experienced no material security problem in its operations.

SERVICE MARKS

  Landry's Seafood House and Joe's Crab Shack are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. In addition, the Company has registered numerous other marks related to its business and advertising.

COMPETITION

  The restaurant industry is intensely competitive with respect to price, service, the type and quality of food offered, location and other factors. The Company has many well-established competitors, both seafood and non-seafood, with substantially greater financial resources and a longer history of operations than the Company. The Company competes with both locally owned seafood and non-seafood restaurants, as well as national and regional seafood and non-seafood restaurant chains, some of which may be better established in the Company's existing and future markets. In particular, Red Lobster, a national seafood restaurant chain, operates approximately 700 seafood restaurants nationwide, many of which operate in the Company's existing and future markets. The Company also competes with other restaurant and retail establishments for sites. Changes in customer tastes, economic conditions, demographic trends and the location and number of, and type of food served by, competing restaurants could adversely affect the Company's business as could the unavailability of experienced management and hourly employees. Management believes its restaurants enjoy a high level of repeat business and customer loyalty due to high food quality, comfortable atmosphere, and friendly efficient service.

INFORMATION AS TO CLASSES OF SIMILAR PRODUCTS OR SERVICES.

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through company-owned and company-operated restaurants. The Company has no operations outside the continental United States.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

  For information concerning the location of the Company's restaurants see
Item 1. Business--Restaurant Locations.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant from time to time in routine lawsuits incidental to its business. The Company believes that none of the current legal proceedings, individually or in the aggregate, will have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

  The Company effected its initial public offering of Common Stock on August 18, 1993, at a price to the public of $6.00 per share (adjusted for the Company's 2-for-1 stock split effected in June 1995). Since that date, the Common Stock has been traded on the NASDAQ National Market. As of March 22, 1999, there were approximately 2,300 stockholders of record of the Common Stock.

  The table below sets forth, for the periods indicated, the high and low sale prices as reported on the NASDAQ National Market for the Common Stock since January 1, 1996.

                                                                   HIGH   LOW
                                                                  ------ ------
   1996
     First Quarter............................................... $19.75 $14.00
     Second Quarter..............................................  25.75  17.50
     Third Quarter...............................................  28.38  18.75
     Fourth Quarter..............................................  26.25  19.50
   1997
     First Quarter............................................... $23.25 $15.63
     Second Quarter..............................................  23.00  13.13
     Third Quarter...............................................  30.00  20.88
     Fourth Quarter..............................................  32.38  18.00
   1998
     First Quarter............................................... $31.69 $21.25
     Second Quarter..............................................  31.13  16.50
     Third Quarter...............................................  19.00   6.56
     Fourth Quarter..............................................   9.50   5.19
   1999
     First Quarter (through March 29, 1999)...................... $ 8.13 $ 4.66

DIVIDEND POLICY

  The Company's Board of Directors does not anticipate payment of any cash dividends in the foreseeable future and intends to maintain a policy of retaining earnings for reinvestment in the Company's operations. The payment of cash dividends in the future will depend upon the Company's earnings levels, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors. Pursuant to the Company's revolving credit facility with a group of banks headed by Bank of America, the Company is restricted in paying cash dividends to an amount not to exceed 15% of the Company's net income for the previous fiscal year.

PUBLIC OFFERING

  In March 1998, the Company completed a public offering of 3,810,950 shares of the Company's common stock. Net proceeds of the common stock offering, of approximately $102.4 million, has been used to repay outstanding bank loans, finance expansion and for general corporate purposes.

STOCK REPURCHASE

  On November 19, 1998, the Company announced the authorization of an open market stock buy back program for up to $50.0 million. This program, which continues until December 31, 1999, unless extended or cancelled, has resulted in the Company repurchasing approximately 1,478,000 shares of common stock through March 29, 1999 for approximately $9.1 million.

ITEM 6. SELECTED FINANCIAL DATA

  The following table contains selected consolidated financial data for each of the past five fiscal years. All numbers are in thousands, except per share data.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                    YEAR ENDED DECEMBER 31,
                          --------------------------------------------------
                            1994      1995      1996        1997      1998
                          --------  --------  --------    --------  --------
INCOME STATEMENT DATA
 (1)
Revenues:
 Restaurant.............  $ 96,262  $149,737  $232,597    $311,673  $399,548
 Processing plant.......     4,511     7,883     3,510          --        --
                          --------  --------  --------    --------  --------
   Total revenues.......  $100,773  $157,620  $236,107    $311,673  $399,548
Operating costs and
 expenses:
 Cost of sales..........    31,424    47,978    72,304      95,639   121,082
 Restaurant labor.......    23,986    38,595    60,249      80,837   107,976
 Other restaurant
  operating expenses....    21,606    31,662    51,077      66,227    86,319
 General and
  administrative
  expenses..............     6,117     8,437     9,447      10,517    15,222
 Restaurant pre-opening
  expenses..............        --        --        --          --    10,439(3)
 Merger costs...........        --        --    25,971(2)       --        --
 Store closings and
  special charges.......        --        --        --          --    37,632(4)
 Depreciation and
  amortization..........     4,060     7,817    12,978      17,080    18,687
 Processing plant cost
  of sales and
  operating expenses....     4,328     7,686     3,857          --        --
                          --------  --------  --------    --------  --------
   Total operating costs
    and expenses........    91,521   142,175   235,883     270,300   397,357
Operating income........     9,252    15,445       224(2)   41,373     2,191
Other (income) expense:
 Interest (income)
  expense, net..........      (915)   (1,604)   (2,379)     (1,063)   (1,625)
 Other, net.............        39        55       318        (394)     (843)
                          --------  --------  --------    --------  --------
   Total other (income)
    expense.............      (876)   (1,549)   (2,061)     (1,457)   (2,468)
Income before income
 taxes and cumulative
 effect of accounting
 change.................    10,128    16,994     2,285(2)   42,830     4,659
Provision for income
 taxes..................     3,520     5,946       779      15,400     1,607
                          --------  --------  --------    --------  --------
Income before cumulative
 effect of accounting
 change.................     6,608    11,048     1,506(2)   27,430     3,052
Cumulative effect of
 accounting change......        --        --        --          --     3,382(3)
                          --------  --------  --------    --------  --------
Net income (loss).......  $  6,608  $ 11,048  $  1,506(2) $ 27,430  $   (330)
                          ========  ========  ========    ========  ========
Earnings (loss) per
 share information:
Basic
 Net income before
  cumulative effect of
  accounting change.....  $   0.41  $   0.58  $   0.06    $   1.07  $   0.10
 Cumulative effect of
  accounting change.....        --        --        --          --     (0.11)
                          --------  --------  --------    --------  --------
 Net income (loss)......  $   0.41  $   0.58  $   0.06(2) $   1.07  $  (0.01)
                          ========  ========  ========    ========  ========
 Weighted average
  number of common
  shares outstanding....    16,098    19,051    23,360      25,518    29,400
Diluted
 Net income before
  cumulative effect of
  accounting change.....  $   0.41  $   0.57  $   0.06    $   1.03  $   0.10
 Cumulative effect of
  accounting change.....        --        --        --          --     (0.11)
                          --------  --------  --------    --------  --------
 Net income (loss)......  $   0.41  $   0.57  $   0.06(2) $   1.03  $  (0.01)
                          ========  ========  ========    ========  ========
 Weighted average
  number of common
  shares and
  common share
  equivalents
  outstanding...........    16,098    19,300    24,100      26,600    29,900
BALANCE SHEET DATA (AT
 END OF PERIOD)(1)
Working capital.........  $ 23,258  $ 11,279  $ 64,377    $ 35,058  $ 43,960
Total assets............    99,667   187,866   281,199     382,281   489,949
Short-term notes payable
 and current portion of
 long-term notes and
 other obligations......       855     2,677       492          72        82
Long-term notes and
 other obligations,
 noncurrent.............     5,494    16,204       221      50,235    35,153
Stockholders' equity....  $ 82,966  $144,791  $256,447    $296,738  $408,672

--------
(1) On August 9, 1996, the Company acquired Bayport Restaurant Group, Inc. ("Bayport") pursuant to a merger transaction (the "Bayport Merger"). The Bayport Merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company include the accounts and operations of Bayport for all periods represented.
(2) In connection with the Bayport Merger, the Company incurred certain costs. Without giving effect to such costs, the Company's income before income taxes, net income, and net income per share (diluted) would have been approximately $28,257, $18,000 and $0.75, respectively.

(3) During 1998, the Company early adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", requiring the expensing of pre-opening costs as incurred. Additionally, net pre-opening costs capitalized at December 31, 1997 were required to be expensed effective January 1, 1998 as a cumulative effect of a change in accounting principle. The Company had previously capitalized pre-opening costs and amortized such costs over the first 12 months the applicable restaurants were open. Pre-opening amortization expense was approximately $1,058, $1,956, $3,244 and $4,667 in 1994, 1995, 1996 and 1997, respectively.
(4) The Company incurred $37,632 in store closings and special charges in the fourth quarter of 1998. These charges provided an estimated income tax benefit of $13,000. These charges were the result of the Company's decisions during the fourth quarter of 1998 to close eleven underperforming restaurants, the Company's decision not to renew a restaurant lease upon option renewal and changes in the Company's strategic growth plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  The Company owns and operates full-service, casual dining seafood restaurants. As of March 12, 1999, the Company operated approximately 143 restaurants. In addition, the Company operates three limited menu take-out service units.

  The Company, in the fourth quarter of 1998, decided to close eleven underperforming restaurants, eight of which were closed in 1998, and three of which were closed in 1999. The Company is in the process of selling its leasehold or fee interest and terminating associated lease obligations for all of such restaurants. In addition, the Company elected to not renew a restaurant lease upon option renewal. Store closing costs associated with the write-down of associated property and equipment amounts to estimated realizable value, and anticipated costs to be incurred related to lease terminations and employee severance aggregated approximately $33.4 million. In addition, the Company reevaluated its strategic growth plan and, (i) reduced future unit growth to 9 to 12 new restaurants per year, (ii) abandoned numerous potential restaurant sites, and (iii) abandoned efforts to build a stand-alone office complex in Houston, Texas. These costs aggregated approximately $4.2 million. These strategic changes resulted in a reduction in employees, the sale of a duplicate corporate asset and the abandonment of a strategic corporate transaction (see Results of Operations).

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

  The restaurant industry is intensely competitive and is affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic considerations, weather conditions, and the type, number, and location of competing restaurants. The Company has many well established competitors with greater financial resources and longer histories of operation than the Company, including competitors already established in regions where the Company is planning to expand, as well as competitors planning to expand in the same regions. The Company faces significant competition from mid-priced, full-service, casual dining restaurants offering seafood and other types and varieties of cuisine. The Company's competitors include national, regional, and local chains as well as local owner-operated restaurants. The Company also competes with other restaurants and retail establishments for restaurant sites.

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

 Recent Results

  Based on preliminary and forecasted reports, the Company estimates that the expected earnings for the three months ended March 31, 1999, excluding expenses of approximately $3.7 million related to a proposed acquisition that was terminated, will be in the range of $0.07 to $0.10 per share. During the first quarter of 1999 the Company implemented a menu change for the Joe's Crab Shack restaurants, a new manager bonus plan, and a new advertising and marketing campaign. These programs have resulted in positive initial results in revenues. There can be no assurances that the Company's estimates will be realized.

RESULTS OF OPERATIONS

 Restaurant Profitability

  The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1996   1997   1998
                                                            -----  -----  -----
      Restaurant revenues.................................. 100.0% 100.0% 100.0%
      Restaurant cost of sales.............................  31.1   30.7   30.3
      Restaurant labor.....................................  25.9   25.9   27.0
      Other restaurant operating expenses (1)..............  21.9   21.2   21.6
                                                            -----  -----  -----
      Restaurant level profit (1)..........................  21.1%  22.2%  21.1%
                                                            =====  =====  =====

--------
(1) Excludes depreciation, amortization and pre-opening expenses.

 Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

  Revenues increased $87,875,526, or 28.2%, from $311,672,557 to $399,548,083 for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in revenues was attributable to revenues from new restaurant openings. The Company believes than an unseasonably mild winter had a positive impact on first quarter sales. However, the same store sales of restaurants open 18 months or more, while relatively flat for the first quarter, declined 6% in the second quarter, 9% in the third quarter, and 3% in the fourth quarter. These declines were believed to be caused primarily by,
(i) the extreme heat throughout the South and Southwest, (ii) the Company's decision to add new units (i.e. back fill) in existing markets, (iii) newer units entering the same store sales base that are continuing to fall from their initial or honeymoon sales amounts, and (iv) a relatively large number of tropical storms affecting the Company's restaurant sales in the third quarter.

  As a primary result of increased revenues, cost of sales increased $25,441,811, or 26.6%, from $95,639,436 to $121,081,247 in the year ended
December 31, 1998, compared to the prior year. Cost of sales as a percentage of revenues for the year ended December 31, 1998 decreased to 30.3%, from 30.7% in 1997. The decrease in cost of sales as a percentage of revenues reflects improved pricing and good inventory management controls in 1998.

  Restaurant labor expenses increased $27,139,240, or 33.6%, from $80,837,054 to $107,976,294 in the year ended December 31, 1998, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the year ended December 31, 1998 increased 1.1% from 25.9% to 27.0%. The Company continues to experience labor cost pressures attributable in part to increases in federally mandated minimum wages and the tightening of the restaurant manager job market. In addition, to combat what the Company believed to be higher general manager turnover than normally experienced by the Company, the Company raised the base salary of substantially all of its general managers by approximately $10,000 a person.

  Other restaurant operating expenses increased $20,092,030, or 30.3%, from $66,227,204 to $86,319,234 in the year ended December 31, 1998, compared to the same period in the prior year, as a result of increased revenues and the opening of new restaurants since December 31, 1997. Such expenses increased 0.4% as a percentage of revenues to 21.6% from 21.2% in 1997. The Company anticipates advertising and marketing expenses to increase as a percentage of revenues in 1999.

  During 1998 the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities (SOP 98-5)". This new accounting standard requires companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of change in accounting principle. As a result of the early adoption of SOP 98-5, the Company expensed $5,162,500 of net pre-opening costs previously capitalized as of December 31, 1997, effective January 1, 1998. The expense of $5,162,500 is recorded net of a tax benefit of $1,781,000 as a Cumulative Effect of Change in Accounting Principle in the amount of $3,381,500. Additionally, in connection with the adoption of SOP 98-5, the Company expensed $10,439,229 of restaurant pre-opening costs as incurred during 1998. Prior to the adoption of SOP 98-5, the Company capitalized pre-opening costs and amortized such costs over the first twelve months the applicable restaurant was open. Following is a summary of the results of operations as previously reported and as restated to reflect the adoption of SOP 98-5. All numbers are in thousands, except per share data:

                                                             PREVIOUSLY
   3 months ended:                                            REPORTED  RESTATED
   ---------------                                           ---------- --------
   March 31, 1998
     Operating income.......................................  $11,347   $11,507
     Net income before cumulative effect of change in
      accounting principle..................................    7,751     7,854
     Net income.............................................    7,751     4,473
     EPS
      --Basic (before cumulative effect of accounting
       change)..............................................  $  0.29   $  0.29
      --Basic (after cumulative effect of accounting
       change)..............................................  $  0.29   $  0.17
      --Diluted (before cumulative effect of accounting
       change)..............................................  $  0.28   $  0.28
      --Diluted (after cumulative effect of accounting
       change)..............................................  $  0.28   $  0.16
   June 30, 1998
     Operating income.......................................  $17,060   $16,191
     Net income.............................................   11,644    11,075
     EPS--basic.............................................  $  0.38   $  0.37
     EPS--diluted...........................................  $  0.38   $  0.36
   September 30, 1998
     Operating income.......................................  $11,463   $11,072
     Net income.............................................    7,588     7,332
     EPS--basic.............................................  $  0.25   $  0.24
     EPS--diluted...........................................  $  0.25   $  0.24

  Depreciation expense and amortization expense for amounts other than pre-opening expense increased $6,274,204, or 50.5%, from $12,412,304 to $18,686,508 in the year ended December 31, 1998, compared to the year ended December 31, 1997. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of revenues for the year ended December 31, 1998 increased to 4.7% from 3.9%.

  Pre-opening amortization expense in 1997 was $4,667,078. In 1998, the Company expensed pre-opening expenses as incurred due to the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Company incurred $10,439,229 in pre-opening expenses in 1998.

  The Company incurred $37,632,000 in store closing and special charges in the fourth quarter of 1998. These charges provided an estimated income tax benefit of $13,000,000. These expenses were the result of the Company's decision in the fourth quarter of 1998 to close eleven under-performing restaurants, eight of which were closed in 1998 and three of which were closed in 1999, the Company's decision not to renew a restaurant lease upon option renewal and changes in the Company's strategic growth plan.

  The Company is in the process of selling its leasehold or fee interest and is negotiating the termination of the associated lease obligations at nine locations. As a result of changes in the Company's strategic growth plan, the
Company: (i) reduced future unit growth to 9 to 12 units per year, (ii) abandoned restaurant development sites, and (iii) abandoned efforts to build a stand-alone office complex in Houston, Texas. These strategic changes resulted in a reduction in employees, the sale of a duplicate corporate asset and the abandonment of a corporate transaction. The store closings and special charges consist of the following items:

                                                                     CHARGE IN
                                                                    4TH QUARTER
                                                                       1998
                                                                    -----------
Closure of restaurants and decision not to renew lease:
  Write down of property, equipment, leasehold interests and other assets to estimated net realizable value........................ $25,815,000
  Estimated lease termination costs and employee severance on
   closed restaurants..............................................   7,634,000
Charges associated with the changes in the Company's strategic growth plan:
  Abandonment of restaurant development sites and Company plans to
   build a stand-alone office complex in Houston, Texas............   2,910,000
  Employee severance and separation costs related to a reduction in
   future restaurant unit growth...................................     303,000
  Loss on sale of a duplicate corporate asset......................     400,000
  Costs associated with abandoned corporate transaction............     570,000
                                                                    -----------
    Total.......................................................... $37,632,000
                                                                    ===========

  Store closing and special charges include management's estimate of costs which will be incurred in future periods based on various factors. Such factors could change, resulting in additional costs in future periods. The Company expects the majority of cash payments to occur through 1999. The net realizable value of the property, equipment and leasehold interests held for sale, of approximately $3,443,000, is included in other current assets at December 31, 1998.

  General and administrative expenses increased $4,705,891, or 44.7%, from $10,516,493 to $15,222,384 in the year ended December 31, 1998, compared to the prior year, and increased as a percentage of revenues to 3.8% from 3.4%. The dollar increase resulted primarily from increased personnel, salaries and travel to support the Company's expansion during 1998.

  The increase in net interest income of $562,152 and the increase in other income of $449,119 in the year ended December 31, 1998, as compared to the prior year, was not deemed significant.

  Provision for income taxes decreased by $13,792,377 from $15,399,631 in 1997 to $1,607,254 in 1998 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes decreased to 34.5% from 36% due to the effect of FICA tax tip credits on reducing the Company's effective tax rate.

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

  Restaurant labor expenses increased $20,588,224, or 34.2%, from $60,248,830 to $80,837,054 for the year ended December 31, 1997 compared to the prior year, primarily as a result of increased openings of new restaurants. Restaurant labor expenses as a percentage of restaurant revenues for the year ended December 31, 1997, remained flat in 1997 and 1996 at 25.9%. The Company continues to experience labor cost pressures attributable in part to increases in federally mandated minimum wages.

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

  Merger costs in 1996 are non-recurring costs related to the merger with Bayport. The costs primarily include investment banking fees, legal and accounting fees, printing, filing and related costs, employee severance payments and the write-off of specific assets which represented duplicative facilities or non-operating properties.

  The decrease in net interest income of $1,317,014 is the result of lower excess cash balances in 1997, as compared to the prior year. The change in other expense was not deemed significant.

  Provision for income taxes increased due to the increase in the Company's income.

 Liquidity and Capital Resources

  For the year ended December 31, 1998 the capital expenditures of the Company were approximately $138 million which were funded out of existing cash balances, proceeds from stock offerings, cash flow from operations and borrowings.

  In March 1998, the Company completed a public offering of 3,810,950 shares of the Company's common stock. Net proceeds of the common stock offering of approximately $102 million have been used to repay outstanding bank loans, finance expansion and for general corporate purposes.

  The Company has a $125.0 million line of credit from a syndicate of banks which expires in June 2000. The line of credit is available for expansion, acquisitions and general corporate purposes. At December 31, 1998, the Company had $35 million outstanding under this credit facility at an approximate interest rate of 6.3% and had cash and cash equivalent balances aggregating approximately $35.0 million. These borrowings were used to fund capital expenditures.

  The Company's current development plans are to open approximately 9 to 12 restaurants during each of 1999 and 2000. The 1999 restaurant development has been reduced from previous plans as the Company believes that an increased focus on the Company's existing restaurant operations is prudent.

  During late 1998 the Company substantially completed the majority of construction on a development plan for a waterfront area in South Houston (the "Kemah Development"). The Kemah Development includes up to eight restaurant sites, a 52 room hotel, connected public areas and plaza, four amusement/entertainment rides, and light retail facilities. The Company currently operates six restaurants, a 52-room hotel, amusement facilities, and retail shops, (some of which are leased and operated by third parties). Two additional restaurants will be constructed over the next two years, one of which was under construction as of March 22, 1999.

  Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $50.0 million in 1999 and 2000 (based upon approximately 9 to 12 new restaurants in each year), depending upon the actual number and timing of restaurant construction, the number of land purchases, the amount of expenditures spent on conversions, remodels, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs, capitalized interest costs and pre-opening expenses, will approximate $2.0 million. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and planned capital expenditures through 1999.

  The Company has reviewed possible scenarios which would be intended to increase shareholder value. On November 19, 1998, the Company announced the authorization of an open market stock buy back program for up to $50.0 million. This program, which continues until December 31, 1999, unless extended or cancelled, has resulted in the Company repurchasing approximately 1,478,000 common shares through March 29, 1999. Further, the Company has engaged in discussions with certain parties who have expressed interests in acquiring significant amounts of and/or all common shares outstanding.

  On March 2, 1999, the Company announced the signing of a definitive merger agreement to acquire another restaurant company. Such merger agreement was subsequently terminated on March 8, 1999. The Company incurred an estimated $3.5 million in connection with the transaction, which as a result of the termination, will be charged to the income statement in the first quarter of 1999.

 Seasonality and Quarterly Results

  The Company's business is seasonal in nature, with revenues and, to a greater degree, operating profits being lower in the first and fourth quarters than in other quarters due to the Company's reduced winter volumes. The Company has and continues to open restaurants in highly seasonal tourist markets and has further noted that the Joe's Crab Shack concept restaurants tend to experience even greater seasonality and sensitivity to weather. During the Company's 1998 third quarter, the Company's restaurant operations, revenues and profitability were negatively affected by a series of four tropical storms in the Gulf Coast and Mid-Atlantic areas of the United States. The timing of unit openings can and will affect quarterly results. The Company anticipates decline ("honeymoon") in revenues from the initial volumes of new units.

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

 Year 2000 Date Conversion

  The Company recognizes the need to insure that its operation will not be adversely impacted by Year 2000 software failures. The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive data by the Company's computerized information systems. In 1998, the Company began to evaluate, test and modify its computer information systems to ensure proper processing of transactions relating to the Year 2000 and beyond. Since all of the Company's critical business information systems are vendor-supported software packages, this remediation process involves performing normal software version upgrades and some related hardware upgrades on those vendor supported systems that are not already Year 2000 compliant. The Company expects to complete the required upgrades and modifications by August 1999.

  The amount charged to expense during the twelve months ended December 31, 1998, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer compliance modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

  The Company is taking steps to resolve Year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business. However, there can be no guarantee that the systems of other entities will be converted on a timely basis.

  The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to provide information reporting to maintain satisfactory control of the business. Should the Company have to utilize manual systems, it is uncertain that it could maintain the same level of operations, and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on this situation and will develop such contingency plans as are required by the changing environment.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The Company is not exposed to any other significant risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

 Interest Rate Risk

  Total debt at December 31, 1998, included $35.0 million of floating-rate debt attributed to bank credit facility borrowings at an average interest rate of 6.3%. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (approximately 60 basis points) would not be material.

  At December 31, 1998, the Company's fixed rate debt had a book value and a fair market value of $35.0 million. The floating-rate debt will mature in June 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements are set forth herein commencing on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the fiscal years 1996, 1997, and 1998 and through the date of this report, there have been no changes in the Company's independent public accountants, nor have any disagreements with such accountants or reportable events occurred.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1.Financial Statements

     The following financial statements of the Company are set forth herein commencing on page 18:

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1998 and 1997
     Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

   2.Financial Statement Schedules--Not applicable.

   3.Exhibits

     A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

  (b)Reports on Form 8-K

     March 9, 1999 Termination of Proposed CRC Acquisition.

  (c)Exhibits

     All exhibits required by item 601 are listed in the accompanying "Exhibit Index" described in (a)3. above.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Landry's Seafood Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Landry's Seafood Restaurants, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income
(loss), stockholders' equity and cash flows for each of three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landry's Seafood Restaurants, Inc., and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Houston, Texas
February 19, 1999, except for Note 11, as to which the date is March 29, 1999

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                       -------------------------
                                                           1998         1997
                                                       ------------ ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................  $ 35,183,405 $ 17,234,130
  Accounts receivable--trade and other...............    13,678,197    8,381,965
  Deferred tax assets................................     2,330,000           --
  Inventory..........................................    22,839,020   28,224,551
  Other current assets...............................    10,816,686    8,361,755
                                                       ------------ ------------
    Total current assets.............................    84,847,308   62,202,401
                                                       ------------ ------------
PROPERTY AND EQUIPMENT, net..........................   398,568,419  313,341,200
GOODWILL, net of amortization of $1,249,000 and
 $1,120,000 in 1998 and 1997, respectively...........     2,844,542    2,933,590
OTHER ASSETS, net....................................     3,688,971    3,804,294
                                                       ------------ ------------
    Total assets.....................................  $489,949,240 $382,281,485
                                                       ============ ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................  $ 21,216,470 $ 18,050,183
  Accrued liabilities................................    19,588,812    9,022,274
  Current portion of long-term notes and other
   obligations.......................................        81,672       71,819
                                                       ------------ ------------
    Total current liabilities........................    40,886,954   27,144,276
                                                       ------------ ------------
LONG-TERM NOTES AND OTHER OBLIGATIONS, NET OF CURRENT
 PORTION.............................................    35,153,100   50,234,528
DEFERRED INCOME TAXES AND OTHER LIABILITIES..........     5,237,111    8,164,954
                                                       ------------ ------------
    Total liabilities................................    81,277,165   85,543,758
                                                       ------------ ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value, 2,000,000 shares
   authorized, 0 and 2,702 issued and outstanding,
   respectively......................................             0           27
  Common Stock, $0.01 par value, 60,000,000 shares
   authorized, 30,345,290 and 26,004,449 issued and
   outstanding, respectively.........................       303,453      260,044
  Additional paid-in capital.........................   363,156,349  250,935,805
  Retained earnings..................................    45,212,273   45,541,851
                                                       ------------ ------------
    Total stockholders' equity.......................   408,672,075  296,737,727
                                                       ------------ ------------
    Total liabilities and stockholders' equity.......  $489,949,240 $382,281,485
                                                       ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1998          1997          1996
                                      ------------  ------------  ------------
REVENUES:
  Restaurant........................  $399,548,083  $311,672,557  $232,596,509
  Processing plant..................            --            --     3,510,368
                                      ------------  ------------  ------------
   Total revenues...................   399,548,083   311,672,557   236,106,877
OPERATING COSTS AND EXPENSES:
  Cost of sales.....................   121,081,247    95,639,436    72,303,748
  Restaurant labor..................   107,976,294    80,837,054    60,248,830
  Other restaurant operating
   expenses.........................    86,319,234    66,227,204    51,076,737
  Merger costs......................            --            --    25,971,815
  Store closings and special
   charges..........................    37,631,969            --            --
  Depreciation and amortization.....    18,686,508    17,079,382    12,978,075
  Processing plant cost of sales and
   operating expense................            --            --     3,857,224
  Restaurant pre-opening expenses...    10,439,229            --            --
  General and administrative
   expenses.........................    15,222,384    10,516,493     9,446,541
                                      ------------  ------------  ------------
   Total operating costs and
    expenses........................   397,356,865   270,299,569   235,882,970
OPERATING INCOME....................     2,191,218    41,372,988       223,907
OTHER (INCOME) EXPENSE:
Interest (income) expense, net......    (1,624,569)   (1,062,417)   (2,379,431)
Other, net..........................      (843,389)     (394,270)      318,314
                                      ------------  ------------  ------------
                                       (2,467,958)    (1,456,687)   (2,061,117)
INCOME BEFORE INCOME TAXES &
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE ..............     4,659,176    42,829,675     2,285,024
PROVISION FOR INCOME TAXES..........     1,607,254    15,399,631       779,451
                                      ------------  ------------  ------------
NET INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE..     3,051,922    27,430,044     1,505,573
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, NET OF TAX...     3,381,500            --            --
                                      ------------  ------------  ------------
NET INCOME (LOSS)...................  $   (329,578) $ 27,430,044  $  1,505,573
                                      ============  ============  ============
EARNINGS (LOSS) PER SHARE
 INFORMATION:
BASIC
  Net income before cumulative
   effect of accounting change......  $       0.10  $       1.07  $       0.06
  Cumulative effect of accounting
   change...........................         (0.11)           --            --
                                      ------------  ------------  ------------
  Net income (loss).................  $      (0.01) $       1.07  $       0.06
                                      ============  ============  ============
  Weighted average number of common
   shares outstanding...............    29,400,000    25,518,000    23,360,000

DILUTED
  Net income before cumulative
   effect of accounting change......  $       0.10  $       1.03  $       0.06
  Cumulative effect of accounting
   change...........................         (0.11)           --            --
                                      ------------  ------------  ------------
  Net income (loss).................  $      (0.01) $       1.03  $       0.06
                                      ============  ============  ============
  Weighted average number of common
   and common share equivalents
   outstanding......................    29,900,000    26,600,000    24,100,000


  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Preferred
                              Stock           Common Stock      Additional
                          ---------------  -------------------   Paid-In     Retained
                          Shares   Amount    Shares    Amount    Capital     Earnings       Total
                          -------  ------  ---------- -------- ------------ -----------  ------------
BALANCE, December 31,
 1995...................  108,391  $1,084  19,865,027 $198,650 $127,984,583 $16,606,234  $144,790,551
 Net income.............       --      --          --       --           --   1,505,573     1,505,573
 Issuance of common
  stock, net of offering
  costs.................       --      --   4,890,000   48,900  105,264,100          --   105,313,000
 Conversion of preferred
  stock.................  (79,993)   (800)     79,993      800           --          --            --
 Exercises of stock
  options and income tax
  benefit...............       --      --     390,336    3,903    4,834,384          --     4,838,287
                          -------  ------  ---------- -------- ------------ -----------  ------------
BALANCE, December 31,
 1996...................   28,398     284  25,225,356  252,253  238,083,067  18,111,807   256,447,411
                          -------  ------  ---------- -------- ------------ -----------  ------------
 Net income.............       --      --          --       --           --  27,430,044    27,430,044
 Conversion of preferred
  stock.................  (25,696)   (257)     25,696      257           --          --            --
 Exercises of stock
  options and income tax
  benefit...............                      753,397    7,534   12,852,738          --    12,860,272
                          -------  ------  ---------- -------- ------------ -----------  ------------
BALANCE, December 31,
 1997...................    2,702      27  26,004,449  260,044  250,935,805  45,541,851   296,737,727
                          -------  ------  ---------- -------- ------------ -----------  ------------
 Net loss...............       --      --          --       --           --    (329,578)     (329,578)
 Conversion of preferred
  stock.................   (2,702)    (27)      2,702       27           --
 Issuance of common
  stock, net of offering
  costs.................       --      --   3,810,950   38,110  102,273,091          --   102,311,201
 Exercises of stock
  options and income tax
  benefit...............       --      --     527,189    5,272    9,947,453          --     9,952,725
                          -------  ------  ---------- -------- ------------ -----------  ------------
BALANCE, December 31,
 1998...................        0  $    0  30,345,290 $303,453 $363,156,349 $45,212,273  $408,672,075
                          =======  ======  ========== ======== ============ ===========  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                       ---------------------------------------
                                           1998          1997         1996
                                       ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).................... $   (329,578) $ 27,430,044  $ 1,505,573
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Merger costs........................           --            --   17,623,337
  Store closings and special charges..   25,362,773            --           --
  Cumulative effect of change in
   accounting principle...............    5,162,500            --           --
  Gain on involuntary conversion of
   assets.............................   (1,229,043)           --           --
  Depreciation and amortization.......   18,686,508    17,079,382   12,978,075
  Changes in assets and liabilities:
   (Increase) decrease in trade and
    other receivables.................   (5,296,232)    2,193,909   (7,495,694)
   (Increase) decrease in inventory...    5,385,531   (16,158,657)  (4,064,313)
   (Increase) decrease in other
    assets............................      586,569    (7,619,919)  (5,682,060)
   Increase (decrease) in accounts
    payable and accrued liabilities...   11,475,059    13,890,995     (435,203)
                                       ------------  ------------  -----------
  Total adjustments...................   60,133,665     9,385,710   12,924,142
                                       ------------  ------------  -----------
 Net cash provided by operating
  activities..........................   59,804,087    36,815,754   14,429,715

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment additions..... (137,950,072) (135,890,725) (64,468,539)
 Proceeds from sale of property and
  equipment...........................    1,850,000            --           --
 Other................................       52,986      (976,153)  (1,253,171)
                                       ------------  ------------  -----------
   Net cash used in investing
    activities........................ (136,047,086) (136,866,878) (65,721,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common
  stock...............................  102,294,532            --  105,313,000
 Proceeds from exercise of stock
  options.............................    6,969,317    10,182,106    3,564,758
 Notes payable borrowings.............   33,000,000    50,000,000   10,747,621
 Payments on notes payable and
  borrowings..........................  (48,071,575)     (164,838) (28,767,119)
                                       ------------  ------------  -----------
   Net cash provided by financing
    activities........................   94,192,274    60,017,268   90,858,260

NET INCREASE (DECREASE) IN CASH.......   17,949,275   (40,033,856)  39,566,265
CASH AT BEGINNING OF YEAR.............   17,234,130    57,267,986   17,701,721
                                       ------------  ------------  -----------
CASH AT END OF YEAR................... $ 35,183,405  $ 17,234,130  $57,267,986
                                       ============  ============  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Interest............................ $  1,834,000  $    775,000  $   162,000
  Income taxes........................ $  2,074,000  $  3,409,000  $ 5,320,000


  The accompanying notes are an integral part of these consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying financial statements include the consolidated accounts of Landry's Seafood Restaurants, Inc., a Delaware holding company (the "Company") and its wholly owned subsidiaries and partnership. The Company owns and operates seafood restaurants primarily under the trade names Landry's Seafood House, Joe's Crab Shack and The Crab House. All significant intercompany accounts and transactions have been eliminated in consolidation.

 INVENTORIES

  Inventories are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food and beverages.

 PROPERTY AND EQUIPMENT

  Property and equipment are recorded at cost. Expenditures for major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred.

  Interest is capitalized in connection with the construction and development of new and converted restaurants. The capitalized interest is recorded as part of the asset to which it relates and amortized over the asset's estimated useful life. During 1998 and 1997, the Company capitalized $1,171,653 and $1,433,746, respectively, of interest costs.

  The Company computes depreciation using the straight-line method. The estimated lives used in computing depreciation are as follows:

                                                                    Years
                                                                    -----
   Buildings and improvements...............................        5-40
   Furniture, fixtures and equipment........................        4-10
   Leasehold improvements................................... Shorter of 30 years or lease term

 PRE-OPENING COSTS

  Pre-opening costs include the direct and incremental costs incurred in connection with the commencement of each restaurant's operations, which are substantially comprised of training-related costs. Pre-opening costs have historically been capitalized and amortized using the straight-line method over 12 months. Such amounts are included in other current assets on the consolidated balance sheets and totaled $5,162,500, net of accumulated amortization as of December 31, 1997. During the fourth quarter of 1998, the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities (SOP 98-5)". SOP 98-5 requires companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of change in accounting principle. SOP 98-5 required the Company to expense $5,162,500 of pre-opening costs capitalized as of December 31, 1997 during 1998. The expense of $5,162,500 is recorded net of a tax benefit of $1,781,000 as a Cumulative Effect of Change in Accounting Principle in the amount of $3,381,500. Additionally, in connection with the adoption of SOP 98-5, the Company expensed $10,439,229 of restaurant pre-opening costs as incurred during 1998.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

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

 EARNINGS PER SHARE

  Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed using the average share price for the period in all cases when applying the treasury stock method to potentially dilutive outstanding options.

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

 ACCOUNTS RECEIVABLE TRADE AND OTHER

  Accounts receivable at December 31, 1998 included an estimated $6,100,000 recoverable from an insurance company related to property damage and business interruption claims during 1998. Revenues for the year ended December 31, 1998 include an estimated $1,200,000, related to business interruption claims during 1998. The property damage and business interruption claims relate to a restaurant destroyed by fire in February 1998, and partial damage to six of the Company's restaurants caused by Tropical Storm Frances hitting the Texas Gulf Coast in September 1998. Other income for the year ended December 31, 1998 includes a gain on the involuntary conversion of assets of $1,229,043 as a result of the restaurant fire. All of the restaurants damaged were reopened by December 31, 1998.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

2.  ACCRUED LIABILITIES

  Accrued liabilities are comprised of the following:

                                                              December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------- ----------
   Payroll and related costs............................ $ 3,024,139 $2,166,035
   Taxes, other than payroll and income taxes...........   5,146,592  4,001,719
   Deferred and state income taxes......................     442,275    974,279
   Store closings and special charges (Note 7)..........   7,513,001         --
   Other................................................   3,462,805  1,880,241
                                                         ----------- ----------
                                                         $19,588,812 $9,022,274
                                                         =========== ==========

3. INCOME TAXES

  An analysis of the provision for income taxes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                1998         1997       1996
                                             -----------  ----------- --------
   Tax Provision (Benefit) on Income Before
    Cumulative Effect of Change in
    Accounting Principle:
     Current income taxes..................  $ 5,350,808  $ 8,558,391 $300,000
     Deferred income taxes.................   (3,743,554)   6,841,240  479,451
                                             -----------  ----------- --------
       Total...............................  $ 1,607,254  $15,399,631 $779,451
                                             ===========  =========== ========
   Tax Provision (Benefit) on Cumulative
    Effect of Change in Accounting
    Principle:
     Deferred income taxes.................  $(1,781,000)          --       --
                                             -----------  ----------- --------
       Total provision (benefit)...........  $  (173,746) $15,399,631 $779,451
                                             ===========  =========== ========

  The Company's effective tax rate, for the year ended December 31, 1998, 1997 and 1996, differs from the federal statutory rate as follows:

                                                             1998   1997  1996
                                                             -----  ----  -----
   Statutory rate...........................................  35.0% 35.0%  34.0%
   FICA credit on tips...................................... (25.4) (2.3) (34.6)
   State income/franchise tax, net of federal tax benefit...   9.5   1.2   13.7
   Goodwill amortization....................................    --    --    2.9
   Other....................................................  15.4   2.1   18.1
                                                             -----  ----  -----
                                                             34.5%  36.0%  34.1%
                                                             =====  ====  =====

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

  Deferred income tax liabilities and assets as of December 31 are comprised of the following:

                                                             1998       1997
                                                          ---------- -----------
   Deferred Liabilities:
    Current:
     Pre-opening costs and other current items........... $  350,000 $   674,000
    Non-current:
     Property and equipment and other assets.............  9,227,000   9,765,000
                                                          ---------- -----------
                                                          $9,577,000 $10,439,000
                                                          ========== ===========
   Deferred Assets:
    Current:
     Accrued liabilities and other....................... $2,680,000          --
    Non-current:
     AMT credit, FICA credit carryforward and other......  3,026,000     636,000
     Net operating loss carryforward.....................    961,000     961,000
                                                          ---------- -----------
                                                           6,667,000   1,597,000
                                                          ---------- -----------
       Total............................................. $2,910,000 $ 8,842,000
                                                          ========== ===========

  Accounts receivable, as of December 31, 1998 and 1997 includes income tax receivables of $2,075,000 and $2,066,000, respectively.

4. PROPERTY AND EQUIPMENT

  Property and equipment is comprised of the following:

                                                      Year Ended December 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
   Land............................................. $ 70,493,425  $ 60,668,579
   Buildings and improvements.......................   92,698,313    45,357,143
   Furniture, fixtures and equipment................  103,047,261    81,430,962
   Leasehold improvements...........................  158,770,549   139,672,349
   Construction in progress.........................   18,713,281    17,526,136
                                                     ------------  ------------
                                                     $443,722,829   344,655,169

   Less--accumulated depreciation...................  (45,154,410)  (31,313,969)
                                                     ------------  ------------
   Property and equipment, net...................... $398,568,419  $313,341,200
                                                     ============  ============

  Other current assets at December 31, 1998 includes approximately $3,443,000 of property, equipment and leasehold interests held for sale as a result of the Company's decision to close certain underperforming restaurants (see Note
7) and approximately $4,661,000 of land held for sale (see Note 10).

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

5. DEBT

  The Company has a $125.0 million unsecured line of credit from a syndicate of banks which matures in June 2000, and is available for expansion, acquisitions, and other general corporate purposes. Interest on the credit facility is payable quarterly at the Eurodollar rate plus 0.6% or the bank's base rate. The credit facility is subject to certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 1998 the Company had $35.0 million outstanding under this credit facility at an average interest rate of 6.3%.

  Interest (income) expense, net includes the following:

                                               Year Ended December 31,
                                         --------------------------------------
                                             1998         1997         1996
                                         ------------  -----------  -----------
   Interest expense..................... $     40,924  $    55,082  $   693,376
   Interest income......................   (1,665,493)  (1,117,499)  (3,072,807)
                                         ------------  -----------  -----------
                                         $(1,624,569)  $(1,062,417) $(2,379,431)
                                         ============  ===========  ===========

6.COMMITMENTS AND CONTINGENCIES

 LEASE COMMITMENTS

  The Company has entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, the Company pays taxes, insurance and maintenance costs in addition to the lease payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $17,010,000, $13,212,000 and $10,639,000 during the years ended December 31, 1998, 1997, and 1996, respectively.

  The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 1998, are as follows:

   1999............................................................ $ 13,627,000
   2000............................................................   13,585,000
   2001............................................................   13,585,000
   2002............................................................   13,436,000
   2003............................................................   12,955,000
   Thereafter......................................................  156,043,000
                                                                    ------------
     Total minimum rentals......................................... $223,231,000
                                                                    ============

  Minimum lease commitments of approximately $22,200,000 related to the closed stores (see Note 7) have been excluded from the above table. The Company has accrued as of December 31, 1998 the estimated cost to exit such leases. Estimated lease costs until disposition related to these closed stores have been included as an accrual in connection with the store closing and special charges (see Note 7).

 LITIGATION AND CLAIMS

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of insurance coverages and accruals recorded, that the outcome of all legal actions and claims will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

 INSURANCE

  Through July 23, 1997, the Company was self-insured with respect to potential worker's compensation claims in Texas, but retained excess employer's indemnity coverage for any claim in excess of $100,000. Commencing July 24, 1997, the Company subscribed to worker's compensation insurance in Texas, as it has done in states other than Texas. The Company maintains a $250,000 aggregate deductible for losses in most states. Management believes that any claims paid under its worker's compensation program will not have a material adverse effect upon the consolidated financial position and results of operations of the Company based upon the Company's historical experience.

7. STORE CLOSINGS AND SPECIAL CHARGES

  The Company incurred approximately $37,632,000 in store closings and special charges in the fourth quarter of 1998. These special charges provided an estimated income tax benefit of $13,000,000. These expenses were the result of the Company's decision in the fourth quarter of 1998 to close eleven underperforming restaurants, eight of which were closed in 1998 and three of which were closed in 1999, the Company's decision not to renew a restaurant lease upon option renewal and changes in the Company's strategic growth plan.

  The Company is in the process of selling its leaseholds and fee interests in these closed restaurants and is negotiating the termination of related lease obligations. As a result of changes in the Company's strategic growth plan, the Company: (i) reduced planned future unit growth, (ii) abandoned potential restaurant sites, and (iii) abandoned efforts to build a stand-alone office complex in Houston, Texas. These strategic changes resulted in a reduction in employees, the sale of a duplicate corporate asset and the abandonment of a strategic corporate transaction. The store closing and special charges consist of the following items:

                                                                     CHARGE IN
                                                                    4TH QUARTER
                                                                       1998
                                                                    -----------
Restaurant closures and lease terminations:
  Write down of property, equipment, leasehold interests and other assets to estimated net realizable value........................ $25,815,000
  Estimated lease termination costs and employee severance on
   closed restaurants..............................................   7,634,000
Charges associated with the changes in the Company's strategic growth plan:
  Abandonment of restaurant development sites and Company plans to
   build a stand-alone office complex in Houston, Texas............   2,910,000
  Employee severance and separation costs related to a reduction in
   planned future restaurant unit growth...........................     303,000
  Loss on sale of a duplicate corporate asset......................     400,000
  Costs associated with abandoned corporate transaction............     570,000
                                                                    -----------
    Total.......................................................... $37,632,000
                                                                    ===========

  The special charge is based on management's estimate of costs to be incurred related to store closings. Significant estimates included in the special charge relate to estimated lease exit costs such as rent and lease buyout costs through final disposition, and estimated proceeds associated with certain owned properties. These costs have been estimated by management based upon information from internal and external real estate advisors and discussions and negotiations with third parties held to date. To the extent the actual costs differ from these estimates the special charge will be adjusted accordingly in future periods. The net realizable value of the property, equipment and leasehold interests held for sale totaled approximately $3,443,000 and is included in other current assets at December 31, 1998. The accrued expenses at December 31, 1998 related to the store closings and special charges in the amount of approximately $7,500,000 relates primarily to anticipated lease termination costs and employee severance. The Company expects the majority of cash payments to occur during 1999.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

8. BUSINESS COMBINATION

  On August 9, 1996, the Company, under an Agreement and Plan of Merger (the "Merger Agreement") exchanged 1.8 million newly issued common shares and .1 million newly issued preferred shares for all of the outstanding common and preferred shares of Bayport Restaurant Group, Inc. ("Bayport"). Accordingly, a wholly-owned subsidiary of the Company merged with and into Bayport, resulting in Bayport becoming a wholly-owned subsidiary of the Company (the "Merger"). The exchange of shares was accounted for as a pooling of interests. Bayport operated full-service casual dining seafood restaurants under the name "The Crab House". Bayport's Crab House restaurants are located primarily in Florida.

  Merger costs are non-recurring costs related to the merger with Bayport. These costs primarily include investment banking fees, legal and accounting fees, printing, filing and related costs, employee severance payments and the write-off of specific assets which represented duplicative facilities or non-operating properties.

9.  STOCKHOLDERS' EQUITY

  In March 1998, the Company completed a public offering of 3,810,950 shares of the Company's Common Stock. Net proceeds of the common stock offering were approximately $102,400,000 and have been used to repay outstanding bank loans, finance expansion, and for general corporate purposes.

  In May 1996, the Company completed a public offering of 4,890,000 shares of the Company's common stock. Net proceeds of the common stock offering were approximately $105,300,000. In May 1995, the Company declared a two-for-one stock split in the form of a dividend on the $.01 par value common stock. The split was payable to stockholders of record as of June 15, 1995, and was distributed and effective on June 23, 1995.

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

  In June 1995, the Company, with stockholder approval, adopted the 1995 Flexible Incentive Plan (Flex Plan) for key employees of the Company. Under the Flex Plan, as amended, eligible employees may receive stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock which may be issued under the Flex Plan (or with respect to which awards may be granted) may not exceed 2,000,000 shares.

  Bayport, prior to the merger, had two Incentive Stock Option Plans under which options were granted to Bayport employees at an option price which was equal to or in excess of the market price of the stock on the date of grant. In addition, various non-qualified options were granted to key Bayport employees at an option price at least equal to the market price of the stock on grant date. Stock options granted by Bayport were generally exercisable over two to five-year periods. Further, Bayport had issued warrants which were exercisable through January 2002. As a result of the merger, the outstanding options and warrants of Bayport are exercisable into common stock of Landry's at the given merger exchange ratios.

  The stock option plans are accounted for using APB Opinion No. 25, under which no compensation expense has been recorded. If compensation costs for the Company had been determined using the alternative accounting

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

method based on the fair value prescribed by SFAS 123, the Company's proforma net income (loss) for 1998, 1997 and 1996 would have been approximately $(4,385,618), $24,055,000, and $(1,511,000), respectively, and the Company's proforma earnings (loss) per share--basic would have been $(0.15), $0.94, and $(0.06), and per share--diluted would have been $(0.15), $0.89, and $(0.06), respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model; amortization over the respective vesting periods; no dividends; expected lives of 4.7, 6.8, and 9.5 years for 1998, 1997 and 1996, respectively; expected stock price volatility of approximately 40% and an interest rate of approximately 5% in 1998 and 7% in 1997 and 1996. The weighted average fair value of options granted during 1998, 1997 and 1996 was $6.37, $7.40, and $9.95, respectively. These proforma results exclude consideration of options granted prior to January 1, 1995, and may not be representative of that to be expected in future years.

  In connection with Company's stock options, certain stock options aggregating approximately 800,000 and 650,000 shares, at a weighted average price of $18.02 and $12.79 were repriced to $12.88 and $7.00 during 1997 and 1998, respectively. Approximately 1,645,000 and 2,212,000 options were granted to management employees during 1997 and 1998, at approximately $12.88 and $6.37 per share, respectively.

  At December 31, 1998, options for 3,646,741 shares were outstanding (883,151 of which were exercisable) at prices ranging from $6.00 to $24.25 per share. As of December 31, 1998, all options have been granted at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods.

                                1998                 1997                 1996
                         -------------------- -------------------- -------------------
                                     Weighted             Weighted            Weighted
                                     Average              Average             Average
                                     Exercise             Exercise            Exercise
                                      Price                Price               Price
                                       Per                  Per                 Per
                           Shares     Share     Shares     Share    Shares     Share
                         ----------  -------- ----------  -------- ---------  --------
Options outstanding,
 beginning of year......  3,095,619   $13.30   3,262,812   $15.13  2,834,514   $13.99
Granted.................  2,211,951     6.37   1,644,600    12.96    871,357    15.85
Exercised...............   (564,223)   12.57    (753,397)   14.78   (390,336)   12.38
Terminated.............. (1,096,606)   13.28  (1,058,396)   18.40    (52,723)   13.99
                         ----------   ------  ----------   ------  ---------   ------
Options outstanding,
 December 31............  3,646,741   $ 9.22   3,095,619   $13.30  3,262,812   $15.13
                         ==========   ======  ==========   ======  =========   ======
Options exercisable,
 December 31............    883,151   $14.10     813,622   $14.86    775,672   $17.89
                         ==========   ======  ==========   ======  =========   ======

10. RELATED PARTY TRANSACTIONS

  In January 1996, Fertitta Hospitality, which is jointly owned by Mr. Tilman
J. Fertitta, Chairman and Chief Executive Officer of the Company, and his wife, acquired certain properties in Galveston, Texas in connection with the acquisition of a major resort area. A portion of the property acquired by Fertitta Hospitality contained a leased restaurant site upon which a Landry's Seafood Restaurant was located and upon which the terms of the lease relating to that restaurant had been negotiated in 1993 at arm's-length between Landry's and the previous unaffiliated third party (the Woodlands Corporation, a subsidiary of Mitchell Energy and Development Corp.) owner/lessor. Upon the acquisition by Fertitta Hospitality, Landry's continued to pay rent under the original terms of the lease. The rent was approved in 1993 by the Company's Board of Directors at the time of the original lease with the unaffiliated party. In May 1997 the restaurant property, including land, building and improvements was purchased by the Company for $3,077,000.

  The Company entered into an agreement with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of Landry's, whereby, the Company would sell to 610 Loop Venture, a

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

4-acre undeveloped land tract at a third-party appraised value of approximately $5,360,000 (approximately $700,000 more than the original purchase price paid by the Company), and 610 Loop Venture would construct a condominium project on the land. The carrying cost of the land held for sale is included in other current assets at December 31, 1998. Such condominium project would contain, among other things, a hotel unit, owned by 610 Loop Venture, and a 4-story, 83,000 square foot office facility. The office facility will be purchased by Landry's for a third-party appraised value of approximately $14,840,000. At the completion of the project, a condominium regime agreement will be entered into between Landry's and 610 Loop Venture, who will operate and manage the project. Landry's and 610 Loop Venture are currently in discussions to delay commencement of construction of the condominium project, including the 4-story, 83,000 square foot office facility.

11. STOCK REPURCHASE

  On November 19, 1998 the Company announced the authorization of an open market stock buy back program for up to $50.0 million. This program, which continues until December 31, 1999, unless extended or cancelled, has resulted in the Company repurchasing approximately 1,478,000 common shares through March 29, 1999 for approximately $9.1 million.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of unaudited quarterly consolidated results of operations (in thousands, except per share data) for 1998, 1997 and 1996. Quarterly financial data for 1998 has been restated to reflect the fourth quarter adoption of SOP 98-5 (Note 1), which the Company adopted effective January 1, 1998:

                                 March 31, June 30, September 30,  December 31,
                                   1998      1998        1998          1998
                                 --------- -------- -------------- -------------
Quarter Ended:
 Restaurant revenues............  $90,045  $111,039    $109,353      $ 89,112
 Store closings and special
  charges.......................  $    --  $     --    $     --      $ 37,632
 Operating income (loss)........  $11,507  $ 16,191    $ 11,073      $(36,579)
 Net income (loss) before
  cumulative effect of change in
  accounting principle..........  $ 7,854  $ 11,075    $  7,332      $(23,211)
 Net income (loss)..............  $ 4,473  $ 11,075    $  7,332      $(23,211)
 Net income (loss) per share
  --Basic (before cumulative
   effect of accounting change).  $  0.29  $   0.37    $   0.24      $  (0.76)
  --Basic (after cumulative
   effect of accounting change).  $  0.17  $   0.37    $   0.24      $  (0.76)
  --Diluted (before cumulative
   effect of accounting change).  $  0.28  $   0.36    $   0.24      $  (0.76)
  --Diluted (after cumulative
   effect of accounting change).  $  0.16  $   0.36    $   0.24      $  (0.76)

                                 March 31, June 30, September  30, December  31,
                                   1997      1997        1997          1997
                                 --------- -------- -------------- -------------
Quarter Ended:
 Restaurant revenues............  $64,301  $ 81,182    $ 89,808      $ 76,382
 Operating income...............  $ 8,578  $ 12,204    $ 13,037      $  7,554
 Net income.....................  $ 5,794  $  8,002    $  8,574      $  5,060
 Net income per share (basic)...  $  0.23  $   0.31    $   0.33      $   0.20
 Net income per share (diluted).  $  0.22  $   0.30    $   0.32      $   0.19


                                  March 31, June 30, September 30, December 31,
                                    1996      1996       1996          1996
                                  --------- -------- ------------- ------------
Quarter Ended:
 Revenues........................  $53,071  $66,285    $ 64,390      $52,361
 Merger expenses.................  $    --  $    --    $ 25,972      $    --
 Operating income (loss).........  $ 5,488  $ 7,564    $(17,672)     $ 4,844
 Net income (loss)...............  $ 3,459  $ 4,978    $(10,579)     $ 3,648
 Net income (loss) per share
  (basic)........................  $  0.17  $  0.22    $  (0.42)     $  0.15
 Net income (loss) per share
  (diluted)......................  $  0.17  $  0.22    $  (0.42)     $  0.14

13. MERGER TERMINATION (UNAUDITED)

  On March 2, 1999, the Company announced the signing of a definitive merger agreement. Such merger agreement was subsequently terminated on March 8, 1999 with no further discussions anticipated. The Company estimates that it incurred approximately $3.7 million in transaction costs in connection with the definitive merger agreement which will be expensed in the first quarter of 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Houston, State of Texas, on the 31st day of March, 1999.

                                          Landry's Seafood Restaurants, Inc.

                                          /s/      Tilman J. Fertitta
                                          _____________________________________
                                                   Tilman J. Fertitta
                                             Chairman of the Board/President
                                               and Chief Executive Officer

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

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/ Tilman J. Fertitta          Chairman, President and         March 31, 1999
____________________________________ Chief Executive Officer,
        Tilman J. Fertitta           Principal Executive Officer
                                     and Director

        /s/ Paul S. West             Vice President, Principal       March 31, 1999
____________________________________ Financial Officer, Principal
           Paul S. West              Accounting Officer and
                                     Director

    /s/ Steven L. Scheinthal         Vice President, Secretary,      March 31, 1999
____________________________________ General Counsel and Director
       Steven L. Scheinthal

      /s/ James E. Masucci           Director                        March 31, 1999
____________________________________
         James E. Masucci

       /s/ Joe Max Taylor            Director                        March 31, 1999
____________________________________
          Joe Max Taylor


                                 EXHIBIT INDEX

  Certain of the exhibits to this report on Form 10-K are hereby incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-65498 and all amendments thereto ("A") and the Company's Form 10-Q for the quarterly period ended June 30, 1995 ("B"), May 9, 1995 Proxy Statement ("C"), the June 25, 1997 Form 8-K ("D"), the 1995 Form 10-K ("E"), the May 1996 Form S-4
("F"), the Form 10-Q for the quarterly period ended September 30, 1998 ("G"), and the March 9, 1999 Form 8-K as filed with the Securities and Exchange Commission ("H"). Such exhibits are denoted with the letter. Exhibits denoted by * are filed herewith.

 Exhibit
   No.                                   Exhibit
 -------                                 -------
   3.1   Certificate of Incorporation of Landry's Seafood Restaurants, Inc. as
         filed with the Delaware Secretary of State on June 23, 1993, as amended -A-(See Exhibit 3.1) and -B-
   3.2   Amendment to Certificate of Incorporation -A-
   3.3   Bylaws of Landry's Seafood Restaurants, Inc. -A- (See Exhibit 3.2)
     4   Specimen Common Stock Certificate, $.01 par value of Landry's Seafood
         Restaurants, Inc. -A-
  10.1   1993 Stock Option Plan ("Plan") -C-
  10.2   Form of Incentive Stock Option Agreement under the Plan -A- (See
         Exhibit 10.61)
  10.3   Form of Non-Qualified Stock Option Agreement under the Plan -A- (See
         Exhibit 10.62)
  10.4   Non-Qualified Formula Stock Option Plan for Non-Employee Directors
         ("Directors' Plan") -A-
  10.5   First Amendment to Non-Qualified Formula Stock Option Plan for Non-
         Employee Directors -C-
  10.6   Form of Stock Option Agreement for Directors' Plan -A- (See Exhibit
         10.64)
  10.7   Form of Personal Service and Employment Agreement of Tilman J.
         Fertitta -A- (See Exhibit 10.65)
  10.8   1995 Flexible Incentive Plan -C-
  10.9   Form of Consulting Services Agreement between Landry's Management,
         L.P. and Fertitta
         Hospitality -E-
 10.10   Form of Stock Option Agreement between Landry's Seafood Restaurants,
         Inc. and Tilman J.
         Fertitta -E-
 10.11   Business Loan Agreement dated June 19, 1997 between Landry's Seafood
         Restaurants, Inc. and Bank of America, Texas, N.A., as Agent, Issuing
         Bank and a Bank -D-
   *11   Statement regarding computation of per share earnings--fully diluted -
 10.12   Contract of Sale and Development Agreement -G-
 10.13   Executive Employment Agreements -G-
 10.14   First Amendment to Credit Agreement -G-
 10.15   Termination Agreement by and among Landry's Seafood Restaurants, Inc.
         and Consolidated Restaurant Corporation the Cracken Trust, the Katemcy
         Trust, Street, and Hartnett -H-
   *21   Subsidiaries of Landry's Seafood Restaurants, Inc.
   *23   Consent of Arthur Andersen LLP
   *24   Power of Attorney--(See page 32)
   *27   Financial Data Schedule