Form 10-K/A
period 1998-12-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 1999-04-30
CIK 908652

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                           OR

[ ] TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998    Commission file number 000-22150

                               ----------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          (Exact name of the registrant as specified in its charter)

             DELAWARE                                  76-0405386
     (State of incorporation)             (I.R.S. Employer Identification No.)
       1400 POST OAK BLVD.,
            SUITE 1010
         HOUSTON, TX 77056                           (713) 850-1010
(Address of principal executive             (Registrant's telephone number)
            offices)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The following information is set forth with respect to the directors and executive officers of Landry's Seafood Restaurants, Inc. (the "Company").

Directors

                                                                Director  Term
Name                                                        Age  Since   Expires
----                                                        --- -------- -------
Tilman J. Fertitta(1)(3)(4)................................  41   1993    1999
Steven L. Scheinthal(3)....................................  37   1993    1999
Paul S. West(3)............................................  40   1994    1999
James E. Masucci(1)(2).....................................  66   1993    1999
Joe Max Taylor(1)(2)(4)....................................  66   1993    1999

--------
(1) Member of Audit Committee
(2) Member of Compensation and Stock Option Committee
(3) Member of Executive Committee
(4) Member of Nominating Committee

   Mr. Fertitta has served as President and Chief Executive Officer of the Company since 1987. In 1988, he became the controlling stockholder and assumed full responsibility for all of the Company's operations. Prior to serving as President and Chief Executive Officer of the Company, Mr. Fertitta devoted his full time to the control and operation of a hospitality and development company. Mr. Fertitta serves on the boards of the Houston Livestock Show and Rodeo, Space Center Houston, the Children's Museum of Houston, The Greater Houston Convention and Visitor's Bureau, the Crohn's and Colitis Foundation, the Better Business Bureau of Houston, and the Childress Foundation.

   Mr. Scheinthal has served as Vice President of Administration, General Counsel and Secretary to the Company since September 1992. He devotes a substantial amount of time to lease and contract negotiations and is primarily responsible for the Company's compliance with all federal, state and local ordinances. Prior to joining the Company, he was a partner in the law firm of Stumpf & Falgout in Houston, Texas. Mr. Scheinthal represented the Company for approximately five years before joining the Company. He has been licensed to practice law in the state of Texas since 1984.

   Mr. West has served as Vice President of Finance and Chief Financial Officer of the Company since June 1993. Prior to joining the Company, Mr. West was a senior manager at Deloitte & Touche and a leader of their Restaurant/Entertainment Advisors Group in Dallas, Texas. He was responsible for numerous restaurant audits and performed the annual restaurant industry operations survey and study on behalf of the National Restaurant Association and many state restaurant associations. Mr. West had been engaged in public accounting and auditing since 1981, and has been a certified public accountant since 1983.

   Mr. Masucci is self-employed as an advertising consultant. From 1956 until June 1996 he was employed by Capital Cities/ABC ("ABC"). His last position with ABC was as President and General Manager of KTRK-TV, an owned station of ABC in Houston, Texas, a position he held from August 1990 to June 1996. Prior to serving as President, Mr. Masucci served in various executive positions with KTRK-TV and has served as Division Vice President and Vice President of the Broadcast Division of ABC.

   Mr. Taylor is a director and member of the Executive Committee of American National Insurance Company, a publicly traded insurance company. He also serves on the Board and Audit Committee of the

Transitional Learning Center of Galveston and is President and a member of the Executive Committee of Moody Gardens, Inc., which operates a public resort and entertainment facility in Galveston, Texas. Mr. Taylor is also the chief law enforcement administrator for Galveston County, Texas and serves on the Galveston County Pre-Trial Board as well as the Board of Directors of Harbourview Care Center.

   There were eight meetings of the Board of Directors held during the 12 months ended December 31, 1998. All of the current Board members attended 75% or more of the meetings of the Board and committees of the Board on which they were members.

Executive Officers

   In addition to Messrs. Fertitta, Scheinthal and West, for which information is provided above, the following person is an executive officer of the Company:

 Name                                   Age           Position
 ----                                   ---           --------
                                            Vice President of Restaurant
 Richard E. Ervin......................  43  Operations

   Mr. Ervin has served as Vice President of Restaurant Operations since 1991. Prior to that time, he was the Vice-President of Internal Controls and Director of Beverage Operations. He has 15 years of experience in high volume, multi-unit food and beverage operations. His experience includes new restaurant development and employee training programs.

Committees of the Board of Directors

   The Company has an Executive Committee, an Audit Committee, a Compensation Committee, and a Stock Option Committee. The Executive Committee has and may exercise all of the authority of the Board of Directors with respect to the management of the Company's business, except with respect to certain specified matters that by law, the Certificate of Incorporation or By-laws must be approved by the entire Board of Directors. The Executive Committee met twelve times during 1998. All actions taken by the Executive Committee were ratified unanimously by the Board of Directors. The Audit Committee is responsible for
(i) reviewing the scope of, and the fees for, the annual audit, (ii) reviewing with the independent accountants the corporate accounting practices and policies and recommending to whom reports should be submitted within the Company, (iii) reviewing with the independent accountants their final report,
(iv) meeting with internal and independent accountants during the year for consultation purposes, and (v) being available to the independent accountants during the year for consultation purposes. The Audit Committee met on two occasions in 1998. The Compensation Committee determines the compensation of the officers of the Company and performs other similar functions. The Compensation Committee met on two occasions in 1998. The Stock Option Committee grants options under the Company's Stock Option Plans and also determines whether additional options should be granted to deserving key employees. The Stock Option Committee met on four occasions in 1998. The Company established a nominating committee in 1999. The Committee selects appropriate candidates to be recommended to the full Board of Directors and the Stockholders for election as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. The Company believes, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, that during the preceding fiscal year all of the Company's directors, officers and holders of more than 10% of its Common Stock complied with all Section 16(a) filing requirements, except that Mr. Taylor and Mr. Masucci failed to timely file a Form 4 required to be filed during 1998. Such reports have been filed with the SEC.

Item 11. Executive Compensation

   The following table sets forth in summary, compensation paid by the Company and its subsidiaries for the year ended December 31, 1998 to executive officers of the Company whose cash compensation exceeded $100,000:

                           Summary Compensation Table

                                                                     Long Term
                                               Annual Compensation  Compensation
                                               -------------------- ------------
                                                                     Securities
                                                                     Underlying
                                                    Salary   Bonus  Options/SARs
Name and Principal Position(1)                 Year   ($)   ($)(2)      (#)
------------------------------                 ---- ------- ------- ------------
Tilman J. Fertitta(4)......................... 1998 578,142       0   900,000
 President and Chief Executive Officer         1997 525,000 325,000   750,000
                                               1996 465,000 200,000   150,000
E.A. "Al" Jaksa, Jr.(3)....................... 1998 222,115       0         0
 Former Executive Vice President and Chief     1997 200,000 125,000    75,000
  Operating Officer                            1996 225,000 125,000   100,000

Steven L. Scheinthal.......................... 1998 182,788       0   200,000
 Vice President of Administration, Secretary   1997 165,000 125,000    75,000
  and General Counsel                          1996 129,000 100,000   100,000

Paul S. West(4)............................... 1998 177,692       0   200,000
 Vice President of Finance and Chief Financial 1997 160,000 125,000    50,000
  Officer                                      1996 120,000  10,000    50,000

Richard E. Ervin.............................. 1998 117,981       0   125,000
 Vice President of Restaurant Operations       1997 105,000  75,000   325,000
                                               1996  90,000  50,000   200,000

--------
(1) These executive officers receive personal benefits in addition to salary. However, the Company has concluded that the aggregate amount of such personal benefits do not exceed the lesser of $50,000 or 10% of annual salary and bonus reported for each such executive.
(2) Bonuses were paid in the year after date indicated in table to reflect accomplishments in the year indicated.
(3) Mr. Jaksa resigned his positions as Executive Vice President and Chief Operating Officer in August, 1998. Compensation for 1998 includes severance payments.
(4) The Compensation Committee has determined that no base salary raises shall be awarded to Messrs. Fertitta and West in 1999. No bonuses were awarded to any executive officers in 1998.

   The following table provides details regarding stock options granted in 1998 to executive officers named in the Summary Compensation Table. In addition, in accordance with SEC rules, the hypothetical gains are shown that would exist for the respective options based on assumed rates of annual compounded growth in the stock price of 5% and 10% from the date the options were granted over the full option term. The actual value, if any, an executive may realize will depend on the spread between the market price and the exercise price on the date the options are exercised.

                     Option/SAR Grants in Last Fiscal Year

                                      Individual Grants
                         --------------------------------------------
                                                                           Potential
                                                                      Realizable Value at
                                                                        Assumed Annual
                             No. of      % of Total                     Rates of Stock
                           Securities     Options                     Price Appreciation
                           Underlying    Granted to Exercise Expira-  for Option Term(3)
                             Options     Employees   Price     tion   -------------------
          Name           Granted in 1998  in 1998    ($/Sh)    Date    5% ($)    10% ($)
          ----           --------------- ---------- -------- -------- --------- ---------
Tilman J. Fertitta(1)...     900,000         41%      6.00   12/17/08 3,396,031 8,606,207
Steven L.
 Scheinthal(2)..........     200,000          9%      6.00   12/17/08   754,673 1,912,491
Paul S. West(2).........     200,000          9%      6.00   12/17/08   754,673 1,912,491
Richard E. Ervin(2).....     125,000          6%      6.00   12/17/08   471,671 1,195,307

--------
(1) Granted pursuant to the Company's 1993 Employee Stock Option Plan.
(2) Granted pursuant to the Company's 1995 Flexible Incentive Plan.
(3) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the SEC's rules and are not intended to forecast future price appreciation of the Common Stock of the Company. The gains reflect a future value based upon growth at these prescribed rates. The Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on the exercise of stock options are dependent on the future performance of the Common Stock, overall market conditions, and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved. Amounts shown under the "Potential Realizable Value" columns have been calculated by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options.

   The following table shows the number of shares acquired upon exercise of stock options in 1998, the value realized and the number of shares covered by both exercisable and unexercisable stock options held by executive officers named in the Summary Compensation Table at December 31, 1998. Also reported are the value for the "in-the-money" options which represent the positive spread between the exercise price of any such existing stock option and the price of the Common Stock as of December 31, 1998.

              Aggregated Options/SAR Exercised in Last Fiscal Year
                     and Fiscal Year End Option/SAR Values

                                                                        Value of Unexercised
                          Shares              Number of Unexercised    In-The-Money Options at
                         Acquired   Value    Options at End of 1998        End of 1998(1)
                            on    Realized  ------------------------- -------------------------
          Name           Exercise    ($)    Exercisable Unexercisable Exercisable Unexercisable
          ----           -------- --------- ----------- ------------- ----------- -------------
Tilman J. Fertitta......     -0-        N/A   700,000     1,100,000      $-0-      $1,350,000
Steven L. Scheinthal....  96,250  1,332,525       167       315,833      $-0-      $  300,000
Paul S. West............  91,250  1,247,460     4,000       310,000      $-0-      $  300,000
Richard E. Ervin........  53,000    775,975       334       201,666      $-0-      $  187,500

--------
(1) The values were determined on the basis of the closing Common Stock price of $7.50 on December 31, 1998, and equals the aggregate amount by which the market value of the option shares exceeded the exercise price of outstanding options.

Compensation of Directors

   Directors of the Company who are not executive officers receive Director's fees of $18,000 per year, plus the expenses incurred by them on behalf of the Company. Non-employee Directors also receive $1,000 for each Audit, Compensation and Stock Option Committee meeting they attend. Each current non-employee director has received stock options to acquire shares of Common Stock under the Company's Non-Qualified Formula Stock Option Plan for Non-Employee Directors (the "Non-Employee Director's Plan"). The Non-Employee Director's Plan provides for the granting of nonqualified stock options to non-employee directors of the Company. Pursuant to the Non-Employee Director's Plan, 80,000 shares of Common Stock are reserved for issuance to eligible non-employee directors of the Company or its subsidiaries. The Non-Employee Director's Plan is administered by the President of the Company and requires that the purchase price under each option must not be less than 100% of the fair market value (as defined in the Non-Employee Director's Plan) of the Common Stock at the time of the grant of the option. Full payment for shares purchased upon exercise of an option must be made at the time of exercise and no shares may be issued until full payment is made. Options granted pursuant to the Non-Employee Director's Plan generally vest in five installments beginning no earlier than the first anniversary of the date of grant, and the options expire ten years from the grant date. The Non-Employee Director's Plan provides that an option agreement may include a provision for permitting an optionee the right to deliver previously owned shares of Common Stock in partial or full payment for shares to be purchased upon exercise of an option. In 1995, the Director's Plan was amended to provide that each non-employee director who received a grant of an option on the date such person was elected a director would receive an additional option in the amount of 2,000 shares each time such person was re-elected for an additional term as a director. Pursuant to the Non-Employee Director's Plan, each current non-employee director initially received an option to purchase 10,000 shares of Common Stock at $6 per share and received an option to purchase 2,000 shares at $19.13 per share upon their re-election in 1995, an option to purchase 2,000 shares at $24.63 per share upon their re-election in 1996, an option to purchase 2,000 shares at $18.75 upon their re-election in 1997, and an option to purchase 2,000 shares at $21.31 upon their reelection in 1998. As set forth below, Mr. Taylor relinquished his option to acquire 2,000 shares at $6.00 per share. In 1998 and 1999, in connection with their functions as members of Committees of Non-Employee Independent Directors, Messrs. Masucci and Taylor were each paid $41,000.

Compensation Committee Interlocks and Insider Participation

   No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. For information concerning the relinquishment of certain options by Mr. Taylor, see "Security Ownership of Certain Beneficial Owners and Management". The members of the Compensation Committee had no other relationships with the Company requiring disclosure pursuant to Item 404 of SEC Regulation S-K. No executive officer of the Company served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire Board of Directors) of another corporation, one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a director of another corporation, one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another corporation, one of whose executive officers served as a director of the Company.

Compensation Committee Report on Executive Compensation

   In August 1993, the Board of Directors established a Compensation Committee to review and approve the compensation levels of members of management, evaluate the performance of management, consider management succession and consider any related matters for the Company. The Committee is charged with reviewing with the Board of Directors in detail all aspects of compensation for the executive officers of the Company.

   The philosophy of the Company's compensation program is to employ, retain and reward executives capable of leading the Company in achieving its business objectives. These objectives include creating and preserving strong financial performance, increasing the assets of the Company, positioning the Company's assets and business operations in geographic markets and industry segments offering long-term growth opportunities, enhancing stockholder value, and ensuring the survival of the Company. The accomplishment of these objectives is measured against conditions prevalent in the industry within which the Company operates. In recent years these conditions reflect a highly competitive market environment and rapidly changing regional geographic and overall industry market conditions.

   The available forms of executive compensation include base salary, cash bonus awards and stock options. Each component is intended to serve the Compensation Committee's philosophy; however, performance of the Company is a key consideration. The Company's compensation policy recognizes, however, that stock price performance is only one measure of performance and, given industry business conditions and the long term strategic direction and goals of the Company, it may not necessarily be the best current measure of executive performance. Therefore, the Company's compensation policy also gives consideration to the Company's achievement of specified business objectives when determining executive officer compensation. An additional objective of the Compensation Committee has been to reward executive officers with equity compensation in addition to salary in keeping with the Company's overall compensation philosophy, which attempts to place equity in the hands of its key employees in an effort to further instill stockholder considerations and values in the actions of all the key employees and executive officers.

   In furtherance of the Company's compensation philosophy and goal of employing, retaining and rewarding its executives who have demonstrated a desire and ability to lead the Company in the pursuit of its business objectives, the Company entered into Personal Service and Employment Agreements with the CEO and with Steven L. Scheinthal, Paul S. West and Richard E. Ervin (Messrs. Scheinthal, West and Ervin are collectively referred to as the "Additional Executives"). The employment agreements, which are discussed in more detail below, became effective as of January 1, 1998 and established the initial base salary payable to the CEO and each of the Additional Executives in 1998, established the minimum number of options available to the CEO and each of the Additional Executives, and further provided for additional bonus awards under any bonus programs established by the Company and/or, based upon merit and Company performance, from the Compensation Committee. The employment agreements also provided for certain additional executive benefits and perquisites to be provided to each of the CEO and the Additional Executives.

   The employment agreements established the initial salary payable in 1998 for the CEO and each of the Additional Executives. Each executive officer's salary shall thereafter be reviewed at least annually. In establishing the initial salary payable to the CEO and the Additional Executives, the Compensation Committee considered a number of factors. The factors included a review and evaluation of the compensation and salary levels for similar level executives for other comparable companies in the industry, the achievement of specified business objectives during the prior fiscal years including progress made by the Company in increasing the number of restaurants, improving revenues, income and operating cash flows and progress made by the Company in product development and improvements in customer satisfaction. Based upon such considerations, the Compensation Committee determined the following 1998 fiscal base salary levels to be fair and appropriate for the CEO and Additional Executives taking into consideration the level of salary compensation paid to the other key employees of the Company and the salaries payable to other similarly situated executives at the Company's industry peers: Mr. Fertitta-- $585,000; Mr. Scheinthal--$185,000; Mr. West--$180,000; and, Mr. Ervin--
$120,000. Based on the 1998 performance of the Company, the Compensation Committee determined not to grant any bonuses to Executive Officers in 1998. In determining the options granted to the CEO and Additional Executives for fiscal 1998, the Compensation Committee considered the terms of the CEO's Employment Agreement and granted to the CEO stock options to acquire up to 900,000 shares of the Company's stock which is the minimum number of options required to be granted under the terms of the CEO's Employment Agreement. The Compensation Committee also granted to Messrs. Scheinthal and West options to acquire up to 200,000 shares apiece and Mr. Ervin options to acquire up to 125,000 shares of the Company's stock which were also the minimum number of options required to be granted in accordance with the terms of their employment agreements.

                                          COMPENSATION COMMITTEE

                                          James E. Masucci
                                          Joe Max Taylor

Employment Contracts and Change-in-Control Arrangements

   The Company has entered into Personal Service and Employment Agreements with the CEO and each of the Additional Executives which set forth the general terms and conditions of each such executive's employment by the Company for the period commencing January 1, 1998 through December 31, 2002, unless sooner terminated. Each of the executives have the right to voluntarily terminate his employment upon 90 day's prior notice.

   Pursuant to the terms and provisions of the Personal Service and Employment Agreement between the Company and Mr. Fertitta (the "CEO's Agreement"), Mr. Fertitta has agreed to serve as President and Chief Executive Officer of the Company to December 31, 2002, and is subject to automatic five-year extensions. The CEO's Agreement provides that Mr. Fertitta will devote substantially all of his time and attention to the business and affairs of the Company and will receive, among other things, an annual base salary in an amount not less than $585,000, annual cash bonuses in amounts determined by the Compensation Committee, and a minimum number of stock options covering at least as many shares for which options were granted to Mr. Fertitta during the three (3) fiscal years preceding 1998, such options to be granted at a price equal to the fair market value of the Company's Common Stock on the date of grant. In 1998, the minimum number of options required to be granted under the CEO Agreement were granted with an exercise price of $6.00 per share. The options shall vest in equal annual installments over the three (3) year period following the date of grant; provided, that if the stock price of the Company's stock increases by more than forty percent (40%) from the exercise price, all options granted under the CEO Agreement shall immediately vest.

   The CEO's Agreement further provides that Mr. Fertitta shall be included in all plans and programs of the Company made available to the Company's executives and other salaried employees generally, including group life insurance, accidental death and dismemberment insurance, hospitalization, long-term disability, vacations and holidays. Mr. Fertitta will also be entitled to life insurance and certain other benefits and perquisites in addition to those made available to the Company's management generally, including use of Company property, certain memberships, and matching charitable contributions. Mr. Fertitta is also entitled to split-dollar life insurance. However, such split-dollar life insurance was not obtained for Mr. Fertitta during 1998.

   In the event Mr. Fertitta's employment is terminated as a result of his death or disability (as defined in the CEO's Agreement), he, or his legal representative, will be entitled to receive all compensation he would otherwise have been entitled to receive throughout the remaining term of the then effective employment period as well as the most favorable benefits provided by the Company with regard to death or disability, all payable within 90 days of such death or disability. In addition, upon Mr. Fertitta's death or disability, unvested stock options shall immediately vest. In the event Mr. Fertitta's employment is terminated (i) by him other than for Good Reason (as defined in the CEO's Agreement) or (ii) by the Company for Cause (as defined in the CEO's Agreement), Mr. Fertitta will receive all accrued compensation and other amounts owed to him under his Employment Agreement as of the date of termination as well as the most favorable benefits provided by the Company with regard to death or disability. In the event Mr. Fertitta's employment is terminated (i) by the Company other than for Cause, (ii) by Mr. Fertitta for Good Reason (including a substantial or material alteration of the CEO's duties and responsibilities under the CEO's Agreement; action by the Company which negatively affects the CEO's rights under an employee benefit plan; relocation; and material breach by the Company of the CEO's Agreement, subject to thirty
(30) days' notice to cure; and, any failure by the Company or its successors or assigns to assume and perform the CEO's Agreement), or (iii) a Change in Control (as defined in the CEO's Agreement), Mr. Fertitta will be entitled to receive the following: (a) a lump sum payment of $3,000,000 in consideration of his agreement not to compete with the Company, payable in full within five (5) days of his termination, (b) an amount equal to two (2) years' base salary at the rate then in effect immediately prior to termination, payable in full within five (5) days of termination, (c) all unvested stock options shall immediately vest, (d) the Company will pay all excise taxes, penalties and interest arising from payments made under the CEO's Agreement which are imposed pursuant to Section 4999 of the United States Internal Revenue Code or other similar federal, state or local law, (e) a lump sum payment of $2,000,000 in lieu of the Company's further maintenance of the split-dollar life insurance policy for the remaining life of the policy, payable in full within five (5) days of his termination, (f) for a period of two (2) years following his termination, the Company will provide all benefits he would have otherwise been eligible to receive as if he were still employed by the Company, and (g) within five (5) days of his termination, he will receive title to his Company automobile, free and clear of all encumbrances. The CEO's Agreement further provides that during the term of Mr. Fertitta's employment and for a period of one (1) year following the termination of his employment, Mr. Fertitta will not engage in any businesses involving the operation or management of seafood restaurants within a 100-mile radius of any location in which the Company operates a seafood restaurant.

   The conditions of the Personal Service and Employment Agreements of the Additional Executives (the "Additional Executive Agreements") are substantially similar, differing only with respect to the specific amounts or value of certain items of compensation to which each is entitled under the respective Additional Executive Agreement. Under the Additional Executive Agreements, each Additional Executive is obligated to devote his full time, attention and energy to the Company. As compensation, the Additional Executive will receive, among other things, the following respective annual base salaries: Mr. Scheinthal-- $185,000; Mr. West--$180,000; and Mr. Ervin--$120,000. Each Additional
Executive will be entitled to annual bonus awards under any bonus program established by the Company and/or based on merit and Company performance from the Stock Option Committee. Each Additional Executive will be included in all plans and programs of the Company made available to the Company's executives and other salaried employees generally, including group life, accidental death and dismemberment, hospitalization, surgical, major medical, long-term disability, and payment of or reimbursement of medical expenses not covered by such plans up to $3,000 annually. Each Additional Executive shall also be entitled to split-dollar life insurance and certain other benefits and perquisites in addition to those made available to the Company's management generally, including use of Company property, certain memberships, and matching charitable contributions. During the term of employment, each of the Additional Executives shall be granted stock options for the following minimum number of shares: Mr. Scheinthal--200,000 shares; Mr. West--200,000 shares; and Mr. Ervin--125,000 shares. Such options shall be granted at a price equal to the fair market value at the time of grant. In 1998 the minimum number of options under these Additional Executive Agreements were granted with an exercise price of $6.00 per share. The options shall vest in equal annual installments over three (3) years from the time of grant.

   In the event an Additional Executives' employment is terminated as a result of his death or disability (as defined in the Additional Executive Agreement), he, or his legal representative, will receive his base salary which he would have otherwise been entitled to receive throughout the remainder of the then effective employment term, as well as the most favorable benefits provided by the Company with regard to death or disability, all payable within ninety (90) days of such death or disability. In addition, upon the Additional Executive's death or disability, unvested stock options shall be vested. In the event an Additional Executive's employment is terminated (i) by him other than for Good Reason (as defined in the Additional Executive Agreement) or (ii) by the Company for Cause (as defined in the Additional Executive Agreement), the Additional Executive shall only be entitled to receive accrued compensation and unpaid expenses through his termination date. In the event an Additional Executive's employment is terminated by the Company other than for Cause, the Additional Executive shall be entitled to receive, for a period of twelve (12) months following such termination, his base salary at the rate then in effect as of the date of termination and maintenance of all insurance benefits provided under the terms of the Additional Executive Agreement. In the event any Additional Executive's employment is terminated following a Change in Control (as defined in the Additional Executive Agreement), the Additional Executive Agreement provides that the Additional Executive will receive: (i) a lump sum payment in consideration of his agreement not to compete in the following respective amounts: Mr. Scheinthal-$1,500,000; Mr. West-$1,500,000 and Mr. Ervin-$750,000, (ii) those benefits as he would have otherwise been entitled to receive had he been terminated by the Company other than for Cause,
(iii) all unvested stock options shall immediately vest, (iv) the Company will pay all excise taxes, penalties and interest arising from payments made under the Additional Executive Agreement which are imposed pursuant to Section 4999 of the United States Internal Revenue Code or similar federal, state or local law, and (v) the Additional Executive will receive title to his company automobile, free and clear of all encumbrances. The Additional Executive Agreement provides that the Additional Executive shall not, during the term of employment and for one (1) year following his termination from the Company, compete with the Company in the casual dining restaurant business anywhere in the United States. The Additional Executive Agreement further provides that during the term of employment and for a period of two (2) years following the termination of employment from the Company, the Additional Executive shall not seek to solicit, divert or hire the employees of the Company.

   Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings in whole or in part, the following Performance Graph and the previous Report of the Compensation Committee of Landry's Seafood Restaurants, Inc. on Executive Compensation shall not be incorporated by reference into any such filings.

Performance Graph

   The following line graph compares the Company's cumulative total stockholder return with the cumulative total stockholder return of the Dow Jones Global Index and the Dow Jones Restaurant Index for the period from August 18, 1993 (the date of the Company's initial public offering) through December, 1998, assuming in each case an initial investment of $100 on August 18, 1993.

             Comparison of Five-Year Cumulative Total Return Among
   Landry's Seafood Restaurants, Inc., Dow Jones Global Index, and Dow Jones
                                Restaurant Index



                              [Graph Appears Here]

                               08/18/93 12/31/93 12/31/94 12/31/95 12/31/96 12/31/97 12/31/98
                               -------- -------- -------- -------- -------- -------- --------
     Dow Jones Global Index..    100      102      100      134      162      213      270
     Dow Jones Restaurant....    100      104       98      139      141      145      218
     Landry's Seafood
      Restaurants, Inc.......    100      200      236      284      356      400      125

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth, as of April 21, 1999, certain information regarding the beneficial ownership of the Company's Common Stock by (a) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (b) each director of the Company, (c) each executive officer named in the Summary Compensation Table below, and (d) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. The address of each of Messrs. Fertitta, Scheinthal, West, Ervin, Masucci and Taylor is 1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056.

                                                                   Shares
                                                                Beneficially
                                                                    Owned
                                                              -----------------
      Name of Beneficial Owner                                 Number   Percent
      ------------------------                                --------- -------
      Tilman J. Fertitta(1)(4)(5)............................ 4,550,000  15.3%
      Steven L. Scheinthal(2)................................    86,500     *
      Paul S. West(2)........................................   113,100     *
      James E. Masucci(2)....................................    14,000     *
      Joe Max Taylor(2)(3)...................................     6,000     *
      Richard E. Ervin(2)....................................    48,667     *
      Hospitality Entertainment, L.L.C.(4)................... 2,090,000   8.9%
      All officers and directors as a group(5) (6 persons)... 4,818,267  16.1%

--------
 * Less than 1%.
(1) Includes 800,000 shares subject to options which are exercisable prior to June 21, 1999 and the 2,090,000 shares owned of record by Hospitality Entertainment, L.L.C. ("Hospitality"). Mr. Fertitta has a 90% ownership interest in Hospitality (his wife owns the remaining 10%) and thus controls Hospitality. Mr. Fertitta is deemed to share voting and dispositive power with Hospitality with respect to such 2,090,000 shares.
(2) Includes 66,000, 64,000, 14,000, 6,000 and 41,667 shares subject to options, respectively for the persons named in the above table, which are exercisable prior to June 21, 1999.
(3) In 1998, the Company paid $40,000 to Mr. Taylor and concurrently Mr. Taylor relinquished an option to purchase 2,000 shares of the Company's Common Stock at an exercise price of $6.00 per share previously issued to Mr. Taylor.
(4) Hospitality is the record owner of 2,090,000 shares or 8.9% of the Company's Common Stock. Mr. Fertitta has a 90% interest membership interest in Hospitality (his wife owns the remaining 10%) and is deemed to share voting and dispositive power with Hospitality with respect to such 2,090,000 shares.
(5) Includes 985,667 shares subject to options for all officers and directors as a group which are, or will become, exercisable prior to June 21, 1999.

Item 13. Certain Relationships and Related Transactions

   The policy of the Company is, to the extent practicable, to avoid transactions (except those which are employment related) with officers, directors, and affiliates. In any event, any such transactions will be entered into on terms no less favorable to the Company than could be obtained from third parties, and such transactions will be approved by a majority of the disinterested directors of the Company.

   Effective January 1, 1996, the Company entered into a Consulting Service Agreement (the "Agreement") with Fertitta Hospitality, LLC ("Fertitta Hospitality"), which is jointly owned by Mr. Fertitta and his wife. Pursuant to the Agreement, the Company provides limited consulting services to Fertitta Hospitality with respect to management and operational matters, administrative and personnel matters. The Company receives a consulting fee of $2,500 per month under the Agreement plus the reimbursement of all out-of-pocket expenses and such additional compensation as may be agreed upon. The Agreement provides for a one-year term which is automatically renewed unless either party terminates the Agreement upon 30 days' written notice to the other party. The Consulting Services Agreement was entered into between related parties and was not the result of arm's-length negotiations. Accordingly, the terms of this transaction may have been more or less favorable to the Company than might have been obtained from unaffiliated third parties. The Company believes that the terms of the transaction were at least as favorable to the Company as that which could have been obtained in arm's-length transactions with an unaffiliated party.

   The Company entered into an agreement with 610 Loop Venture, L.L.C. ("Loop 610 Venture"), a company wholly-owned by the CEO, whereby the Company would sell to Loop 610 Venture a 4-acre undeveloped tract of land at a third-party appraised value of approximately $5,360,000 (approximately $700,000 more than the original purchase price paid by the Company), and Loop 610 Venture would construct the condominium project on the land. It is proposed that the condominium project would contain, among other things, a hotel unit owned by Loop 610 Venture and a 4-story 83,000 square foot office facility. The agreement contemplates that the Company would purchase the office facility for a third-party appraised value of approximately $14,840,000. The agreement further contemplates that at the completion of the project, a condominium regime agreement would be entered into between the Company and Loop 610 Venture who would continue to operate and manage the project. The Company and Loop 610 Venture have entered into discussions concerning a postponement of the proposed construction and development of the condominium project including the 4-story, 83,000 square foot office facility.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Houston, State of Texas, on the 29th day of April, 1999.

                                          LANDRY'S SEAFOOD RESTAURANTS, INC.

                                              /s/  Tilman J. Fertitta
                                          _____________________________________
                                                   Tilman J. Fertitta
                                           Chairman of the Board/President and
                                                 Chief Executive Officer

           Signature                         Title                  Date

   /s/  Tilman J. Fertitta           Chairman, President and   April 29, 1999
-----------------------------------   Chief Executive
        Tilman J. Fertitta            Officer, Principal
                                      Executive Officer and
                                      Director

   /s/     Paul S. West              Vice President,           April 29, 1999
-----------------------------------   Principal Financial
           Paul S. West               Officer, Principal
                                      Accounting Officer and
                                      Director

   /s/ Steven L. Scheinthal          Vice President,           April 29, 1999
-----------------------------------   Secretary, General
       Steven L. Scheinthal           Counsel and Director


   /s/   James E. Masucci            Director                  April 29, 1999
-----------------------------------
         James E. Masucci

   /s/    Joe Max Taylor             Director                  April 29, 1999
-----------------------------------
          Joe Max Taylor