Form 10-Q
period 1999-03-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 1999-05-14
CIK 908652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999.

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

             1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056
             -----------------------------------------------------
                   (Address of principal executive offices)


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

                         As of May 6, 1999 there were
                     27,821,040 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

-----------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
PART I.       FINANCIAL INFORMATION                                                                            NUMBER
-----------------------------------------------------------------------------------------------------------------------

Item 1.       Financial Statements                                                                                2

              Condensed Unaudited Consolidated Balance Sheets at March 31, 1999 and December 31, 1998             3

              Condensed Unaudited Consolidated Statements of Income for the Three Months ended
              March 31, 1999 and March 31, 1998                                                                   4

              Condensed Unaudited Consolidated Statement of Stockholders' Equity for the Three
              Months Ended March 31, 1999                                                                         5

              Condensed Unaudited Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and March 31, 1998                                                             6

              Notes to Condensed Unaudited Consolidated Financial Statements                                     7-11

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations             12-20
-----------------------------------------------------------------------------------------------------------------------
PART II.      OTHER INFORMATION
-----------------------------------------------------------------------------------------------------------------------
Item 1.       Legal Proceedings                                                                                  21

Item 2.       Changes in Securities                                                                              21

Item 3.       Defaults upon Senior Securities                                                                    21

Item 4.       Submission of Matters to a Vote of Security Holders                                                21

Item 5.       Other Information                                                                                  21

Item 6.       Exhibits and Reports on Form 8-K                                                                   21
-----------------------------------------------------------------------------------------------------------------------
Signatures                                                                                                       22
-----------------------------------------------------------------------------------------------------------------------

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

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of food, labor and employee benefits, the ability of the Company to acquire prime locations at acceptable lease or purchase terms, seasonality of results, ability to make projected capital expenditures, store unit sales and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,          December 31,
               ASSETS                                                          1999                1998
                                                                           ------------         ------------
                                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                             $ 57,463,690         $ 35,183,405
     Accounts receivable--trade and other                                    18,511,997           13,678,197
     Deferred tax assets                                                      2,330,000            2,330,000
     Inventory                                                               17,864,336           22,839,020
     Other current assets                                                     8,598,387           10,816,686
                                                                           ------------         ------------
          Total current assets                                              104,768,410           84,847,308
                                                                           ------------         ------------
PROPERTY AND EQUIPMENT, net                                                 408,813,264          398,568,419
GOODWILL, net of amortization of $1,283,000 and
     $1,249,000, respectively                                                 2,810,979            2,844,542
OTHER ASSETS, net                                                             3,796,173            3,688,971
                                                                           ------------         ------------
          Total assets                                                     $520,188,826         $489,949,240
                                                                           ============         ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $ 16,342,980         $ 21,216,470
     Accrued liabilities                                                     23,751,430           19,588,812
     Current portion of long-term notes and other obligations                    84,857               81,672
                                                                           ------------         ------------
          Total current liabilities                                          40,179,267           40,886,954
LONG-TERM NOTES AND OTHER OBLIGATIONS,
     NON-CURRENT                                                             75,130,365           35,153,100
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                   5,239,698            5,237,111
                                                                           ------------         ------------
          Total liabilities                                                 120,549,330           81,277,165
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value,  2,000,000 shares
          authorized, none outstanding                                             ----                 ----
     Common stock, $0.01 par value, 60,000,000 shares
          authorized, 28,842,290 and 30,345,290 issued and
           outstanding, respectively                                            288,423              303,453
     Additional paid-in capital                                             354,918,758          363,156,349
     Retained earnings                                                       44,432,315           45,212,273
                                                                           ------------         ------------
          Total stockholders' equity                                        399,639,496          408,672,075
                                                                           ------------         ------------
          Total liabilities and stockholders' equity                       $520,188,826         $489,949,240
                                                                           ============         ============

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended
                                                             ------------------
                                                                   March 31,
                                                           1999                1998
                                                       ------------         -----------
REVENUES                                               $101,265,669         $90,044,954
OPERATING COSTS AND EXPENSES:
  Cost of sales                                          31,693,385          27,488,230
  Restaurant labor                                       30,161,439          22,917,819
  Other restaurant operating expenses                    24,330,420          19,285,812
  Depreciation and amortization                           5,242,025           4,132,238
  General and administrative expenses                     4,639,802           2,802,447
  Pre-opening expenses                                    1,041,412           1,911,282
  Special charge                                          3,675,000                 ---
                                                       ------------         -----------
     Total operating costs and expenses                 100,783,483          78,537,828
                                                       ------------         -----------
OPERATING INCOME                                            482,186          11,507,126
OTHER (INCOME) EXPENSE:
  Interest (income) expense, net                            (42,122)           (207,525)
  Other, net                                                160,537            (278,332)
                                                       ------------         -----------
     Total other (income) expense                           118,415            (485,857)
                                                       ------------         -----------
INCOME BEFORE INCOME TAXES & CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   363,771          11,992,983
PROVISION FOR INCOME TAXES                                  125,729           4,138,229
                                                       ------------         -----------
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                    238,042           7,854,754
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             ---           3,381,500
                                                       ------------         -----------
NET INCOME                                             $    238,042         $ 4,473,254
                                                       ============         ===========
EARNINGS PER SHARE INFORMATION
BASIC
  Net income before cumulative effect of
   accounting change                                   $       0.01         $      0.29
  Cumulative effect of accounting change                        ---               (0.12)
                                                       ------------         -----------
  Net income                                           $       0.01         $      0.17
                                                       ============         ===========
  Weighted average number of common shares
   outstanding                                           29,700,000          26,700,000
DILUTED
  Net income before cumulative effect of
   accounting change                                   $       0.01         $      0.28
  Cumulative effect of accounting change                        ---               (0.12)
                                                       ------------         -----------
  Net income                                           $       0.01         $      0.16
                                                       ============         ===========
  Weighted average number of common share
   equivalents outstanding                               29,800,000          27,700,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                 CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF
                             STOCKHOLDERS' EQUITY

                                               Common Stock          Additional
                                               ------------           Paid-In        Retained
                                             Shares      Amount       Capital        Earnings        Total
                                           ----------   --------    ------------    -----------   ------------
Balance, December 31, 1998                 30,345,290   $303,453    $363,156,349    $45,212,273   $408,672,075
Net income                                        ---        ---             ---        238,042        238,042
Exercise of stock options and
 income tax benefit                               ---        ---             ---            ---           ----
Purchase of common stock held
 for treasury                              (1,503,000)   (15,030)     (8,237,591)    (1,018,000)    (9,270,621)
                                           ----------   --------    ------------    -----------   ------------
Balance, March 31, 1999                    28,842,290   $288,423    $354,918,758    $44,432,315   $399,639,496
                                           ==========   ========    ============    ===========   ============

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                              1999            1998
                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $    238,042     $  4,473,254
  Cumulative effect of change in accounting principle              ---        3,381,500
                                                          ------------     ------------
  Net income before accounting change                          238,042        7,854,754
  Adjustments to reconcile net income to net cash
    provided by operating activities--
      Depreciation and amortization                          5,242,025        4,132,238
      Change in assets and liabilities-net and other         1,650,568        6,841,445
                                                          ------------     ------------
        Total adjustments                                    6,892,593       10,973,683
                                                          ------------     ------------
      Net cash provided by operating activities              7,130,635       18,828,437
                                                          ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                         (15,452,977)     (33,426,451)
  Other assets, including goodwill                            (107,202)        (161,329)
                                                          ------------     ------------
    Net cash used in investing activities                  (15,560,179)     (33,587,780)
                                                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on notes payable and other
    long-term obligations                                   39,980,450      (24,517,046)
  Net amounts from sale (repurchase) of common stock        (9,270,621)     102,431,472
  Proceeds from exercise of stock options                          ---        6,689,000
                                                          ------------     ------------
    Net cash provided by (used in) financing activities     30,709,829       84,603,426
                                                          ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                 22,280,285       69,844,083
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                      35,183,405       17,234,130
                                                          ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 57,463,690     $ 87,078,213
                                                          ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash payments during the period for--
    Income taxes                                          $    139,000     $    159,000
    Interest                                              $    572,000     $    730,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 1998. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company's December 31, 1998, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

Goodwill And Non-Compete Agreements

    Goodwill and non-compete agreements are amortized over 30 years and 15 years (or the life of the related agreement), respectively. These amounts are included in goodwill and other assets in the accompanying consolidated balance sheets, respectively.

Earnings Per Share

    Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic Earnings Per Share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted Earnings Per Share is computed using the average share price for the period in all cases when applying the treasury stock method to potentially dilutive outstanding options.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Trade and Other

    Accounts receivable at December 31, 1998, includes an estimated $6,100,000 recoverable from an insurance company related to property damage and business interruption claims occurring in 1998. Such amounts will be collected during 1999.

Pre-opening Costs

    Pre-opening costs include the direct and incremental costs incurred in connection with the commencement of each restaurant's operations, which are substantially comprised of training-related costs. Pre-opening costs were historically capitalized and amortized using the straight-line method over 12 months. During the fourth quarter of 1998, the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities (SOP 98-5)." SOP 98-5 requires companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of change in accounting principle. SOP 98-5 required the Company to expense $5,162,500 of pre-opening costs capitalized as of December 31, 1997 during the first quarter of 1998. The expense of $5,162,500 is recorded net of a tax benefit of $1,781,000, as a Cumulative Effect of Change in Accounting Principle in the amount of $3,381,500. Additionally, in connection with the adoption of SOP 98-5, the Company expensed restaurant pre-opening costs as incurred during 1998. Quarterly financial statements for 1998 have been restated to reflect the 1998 fourth quarter adoption of SOP 98-5.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.  Accrued Liabilities
    Accrued liabilities are comprised of the following:

                                               March 31, 1999  December 31, 1998
                                               --------------  -----------------
Payroll and related costs.....................    $ 6,097,396      $ 3,024,139
Taxes, other than payroll and income taxes....      4,775,794        5,146,592
Deferred and state income  taxes..............        410,553          442,275
Store closings and special charges............      8,260,464        7,513,001
Other.........................................      4,207,223        3,462,805
                                                  -----------      -----------
                                                  $23,751,430      $19,588,812
                                                  ===========      ===========


    During the three months ended March 31, 1999, store closings and special charges increased by approximately $1.5 million related to the termination of an acquisition as discussed below, and decreased by approximately $.75 million due to payments for costs, lease rentals and other expenses related to the fourth quarter 1998 charge.

3.  Debt

    The Company has a $125.0 million unsecured credit facility from a syndicate of banks which matures in June 2000, and is available for expansion, acquisitions, and other general corporate purposes. Interest on the credit facility is generally payable quarterly at the Eurodollar rate plus 0.6% or the bank's base rate. The credit facility is governed by certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 1999, the Company had $75.0 million outstanding under this credit facility at an approximate interest rate of 5.7%. Amounts outstanding under the credit facility will be classified as a current liability in balance sheets presented after June 1999, as the existing credit agreement expires one year from that date. The Company expects to renegotiate the credit agreement no later than the first quarter of 2000.

4.  Stockholders' Equity

    On November 19, 1998, the Company announced the authorization of an open market stock buy back program for up to $50.0 million. This program, which continues until December 31, 1999 (unless extended or canceled) has resulted in the Company repurchasing approximately 2,408,000 common shares through May 6, 1999 for approximately $16.1 million.

    On March 2, 1999, the Company announced the signing of a definitive merger agreement to acquire another restaurant company. The merger agreement was subsequently terminated on March 8, 1999. As a result of the termination, the Company incurred a $3.675 million liability in connection with the transaction, which was recorded as a special charge in the income statement for the three months ended March 31, 1999.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    A reconciliation of the amounts used to compute net income per common share - diluted is as follows:

                                                                                           Three Months Ended March 31,
                                                                                       -----------------------------------
                                                                                          1999                    1998
                                                                                       -----------             -----------
Net Income...........................................................................  $   238,042             $ 4,473,254
                                                                                       ===========             ===========
Weighted Average Common Shares Outstanding...........................................   29,700,000              26,700,000
Dilutive Common Stock Equivalents -- Stock Options...................................      100,000               1,000,000
                                                                                       -----------             -----------
Weighted Average Common and Common Equivalent Shares Outstanding -- Diluted..........   29,800,000              27,700,000
                                                                                       ===========             ===========
Net Income Per Share -- Diluted......................................................  $      0.01             $      0.16
                                                                                       ===========             ===========
Net Income Per Share, Before Special Charge and Change in Accounting Principle
 -- Diluted..........................................................................  $      0.09             $      0.28
                                                                                       ===========             ===========

5.  Contingencies

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of all pending legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

6.  Related Party Transactions

    The Company entered into an agreement with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of Landry's, whereby, the Company would sell to 610 Loop Venture, a 4-acre undeveloped land tract at a third-party appraised value of $5,360,000 (approximately $700,000 more than the original purchase price paid by the Company), and 610 Loop Venture would construct a condominium project on the land. The carrying cost of the land held for sale is included in other current assets. Such condominium project would contain, among other things, a hotel unit, owned by 610 Loop Venture, and a 4-story, 83,000 square foot office facility. The office facility will be purchased by Landry's for a third-party appraised value of approximately $14,840,000. At the completion of the project, a condominium regime agreement will be entered into between Landry's and 610 Loop Venture, which will operate and manage the project. At the request of the Company, 610 Loop Venture and the Company have executed an amendment to the contract delaying commencement of construction of the condominium project, including the 4-story, 83,000 square foot office facility, until April 1, 2000. The amendment further provides that the Company shall enter into a ground lease agreement with 610 Loop Venture for approximately one-third of the undeveloped tract. The ground lease agreement provides for 610 Loop Venture's development of a retail

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

facility which is the initial phase of 610 Loop Venture's condominium project. However, 610 Loop Venture cannot utilize any other portion of the undeveloped tract and can take no action which in any manner may hinder, delay, impede or increase the cost of construction to the Company for the building of the office facility. The ground lease is for a term of five years with one option renewal period and shall terminate upon 610 Loop Venture's purchase of the entire 4-acre undeveloped land tract. Under the terms of the ground lease, 610 Loop Venture will pay the Company base rent and pro-rata real property taxes and insurance in the amount of approximately $16,000 per month.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

    The Company owns and operates full-service, casual dining seafood restaurants. As of March 31, 1999, the Company operated approximately 143 restaurants. In addition, the Company operates three limited-menu take-out service units.

    The Company, in the fourth quarter of 1998, decided to close eleven underperforming restaurants, eight of which were closed in 1998, and three of which were closed in 1999. The Company is in the process of selling its leasehold or fee interest and terminating associated lease obligations for each of the restaurants. In addition, the Company did not exercise one restaurant's lease option renewal. Store closing costs related to the write-down of associated property and equipment amounts to estimated realizable value, and anticipated costs to be incurred related to lease terminations and employee severance were recorded during the fourth quarter of 1998. In addition, the Company reevaluated its strategic growth plan and, (i) reduced future unit growth to approximately 9 to 12 new restaurants per year, (ii) abandoned numerous potential restaurant sites, and (iii) abandoned efforts to build a stand-alone office complex in Houston, Texas. These strategic changes resulted in a reduction in employees, the sale of a duplicate corporate asset and the abandonment of a strategic corporate transaction. The Company incurred a fourth quarter 1998 charge that aggregated $37.6 million related to all such activities.

    Store closing and special charges include management's estimate of costs which will be incurred in future periods based on various factors. Such factors could change, resulting in additional costs or credits in future periods. The Company expects the majority of cash payments to occur through 1999. The net realizable value of the property, equipment and leasehold interests held for sale, of approximately $3,443,000, is included in other current assets at March 31, 1999.

    From time to time one or more of the Company's restaurants may be temporarily closed for remodeling and conversion to one of the Company's other restaurant concepts in order to improve consumer appeal.

    The Company's operations may be impacted by changes in federal and state taxes and other federal and state governmental policies which include many possible factors such as the level of minimum wages, the deductibility of business and entertainment expenses, levels of disposable income and national and regional economic growth. Increases to the federally mandated minimum wage have increased the Company's labor costs.

    The restaurant industry is intensely competitive and is affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants, including new restaurants the Company may open or acquire, may be affected by factors such as traffic patterns, demographic considerations, weather conditions, and the type, number, and location of competing restaurants. The Company has many well-established competitors with greater financial resources and longer histories of operation than the Company, including competitors already established in regions where the Company is planning to expand, as well as competitors planning to expand in the same regions or into regions where the Company currently operates. The Company faces significant competition from mid-priced, full-

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

service, casual dining restaurants offering seafood and other types and varieties of cuisine. The Company's competitors include national, regional, and local chains as well as local owner-operated restaurants. The Company also competes with other restaurants and retail establishments for restaurant sites.

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of food, labor and employee benefits, the ability of the Company to acquire prime locations at acceptable lease or purchase terms, seasonality of results, ability to make projected capital expenditures, store unit sales and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

RESULTS OF OPERATIONS

    Restaurant Profitability

    The following table sets forth the percentage relationship to revenues of certain operating data for the periods indicated:

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                             MARCH 31,
                                                             ---------
                                                       1999             1998
                                                       ----             ----
         REVENUES                                     100.0%           100.0%
         COST OF SALES                                 31.3             30.5
         RESTAURANT LABOR                              29.8             25.5
         OTHER RESTAURANT OPERATING EXPENSES (1)       24.0             21.4
                                                      -----            -----
         RESTAURANT LEVEL PROFIT (1)                   14.9%            22.6%
                                                      =====            =====
_____________________

(1) Excludes depreciation, amortization and pre-opening expenses.

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

    Revenues increased $11,220,715, or 12.5%, from $90,044,954 to $101,265,669 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The increase in revenues was primarily attributable to revenues from new restaurant openings. During the first quarter of 1999, the Company implemented a new menu change for the Joe's Crab Shack restaurants, a new manager bonus plan, and a new advertising and marketing campaign. These programs have so far resulted in positive revenue results. Same store sales for the three months ended March 31, 1999 were down approximately 1.5% from the same quarter in 1998, as compared to a 3% decline in the fourth quarter of 1998. However, January 1999 same store sales were the primary cause of the negative quarterly statistic. The more recent same store sales trend line, coincident with the increased advertising expenditures, was more positive in February and March. Average weekly sales for all stores declined 2.8% in the first quarter of 1999. While the Company's internal sales forecasts were exceeded during the first quarter of 1999, restaurant level cash flow margins were below internal forecasts. Management believes that the many restaurant level operational changes that were instituted will, over a longer term, provide sustained sales and profitability.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

    As a primary result of increased revenues, cost of sales increased $4,205,155, or 15.3%, from $27,488,230 to $31,693,385 in the three months ended
March 31, 1999, compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended March 31, 1999 increased to 31.3%, from 30.5% in 1998. The increase in cost of sales as a percentage of revenues reflects new menu changes, temporarily increased inefficiencies and training due to the new menu roll-out, reduced menu pricing in certain markets, and higher product costs in 1999 as compared to 1998.

    Restaurant labor expenses increased $7,243,620, or 31.6%, from $22,917,819 to $30,161,439 in the three months ended March 31, 1999, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the three months ended March 31, 1999 increased to 29.8% from 25.5%. In connection with the new menu roll-out and the planned advertising and promotional campaign, the Company increased staffing levels and implemented additional training programs. In addition, to combat what the Company believed to be higher general manager turnover than normally experienced by the Company, the Company raised the base salary of substantially all of its general managers by approximately $10,000 per person.

    Other restaurant operating expenses increased $5,044,608, or 26.2%, from $19,285,812 to $24,330,420 in the three months ended March 31, 1999, compared to the same period in the prior year, as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.0% in 1999 from 21.4% in 1998, as a primary result of declines in average restaurant revenues, increased advertising and marketing expenditures, and temporary inefficiencies, costs and effects of the new menu roll-out. The Company anticipates advertising and marketing expenses to increase as a percentage of revenues throughout 1999.

    During 1998 the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities (SOP 98-5)." This new accounting standard requires companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of change in accounting principle. As a result of the adoption of SOP 98-5, the Company expensed $5,162,500, effective January 1, 1998, of net pre-opening costs capitalized as of December 31, 1997. The expense of $5,162,500, in the three months ended March 31, 1998, is recorded net of a tax benefit of $1,781,000 as a Cumulative Effect of Change in Accounting Principle in the net amount of $3,381,500. Additionally, in connection with the adoption of SOP 98-5, the Company expensed $10,439,229 of restaurant pre-opening costs as incurred during 1998, including $1,911,282 in the three months ended March 31, 1998. Prior to the adoption of SOP 98-5, the Company capitalized pre-opening costs and amortized such costs over the first twelve months the applicable restaurant was open. The following is a summary of the results of operations as previously reported and as restated to reflect the adoption of SOP 98-5. All table numbers are in thousand's, except per share data:

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

SELECTED INCOME STATEMENT AMOUNTS RESTATED TO REFLECT THE ADOPTION
OF SOP 98-5 (PRE-OPENING COSTS)                                            PREVIOUSLY   RESTATED FOR
3 MONTHS ENDED MARCH 31, 1999 (IN $000'S, EXCEPT PER SHARE DATA):          REPORTED       SOP 98-5
-----------------------------------------------------------------          ----------   ------------
*Depreciation and amortization..........................................      $ 6,203        $ 4,132

*Pre-opening expenses...................................................         ----          1,911

Operating income........................................................       11,347         11,507

Net income before cumulative effect of change in accounting principle...        7,751          7,854

Cumulative effect of change in accounting principle.....................         ----          3,381

Net income..............................................................        7,751          4,473

EPS.....................................................................

-Basic (before cumulative effect of accounting change)..................      $  0.29        $  0.29

-Basic (after cumulative effect of accounting change)...................      $  0.29        $  0.17

-Diluted (before cumulative effect of accounting change)................      $  0.28        $  0.28

-Diluted (after cumulative effect of accounting change).................      $  0.28        $  0.16
____________________
*Change resulting from pre-opening cost accounting change (adoption of SOP 98-5).

    Depreciation and amortization expense increased $1,109,787, or 26.9%, from $4,132,238 to $5,242,025 in the three months ended March 31, 1999, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of revenues for the three months ended March 31, 1999 increased to 5.2% from 4.6%, as the primary result of declines in average restaurant revenues.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

    General and administrative expenses increased $1,837,355, or 65.6%, from $2,802,447 to $4,639,802 in the three months ended March 31, 1999, compared to the same period in the prior year, and increased as a percentage of revenues to 4.6% from 3.1%. The dollar increase resulted primarily from increased personnel, particularly field operations support staff, salaries and travel to support the Company's operations.

    Pre-opening expenses in 1999 were $1,041,412 as compared to $1,911,282 in 1998. The Company opened five units during the three months ended March 31, 1999, at an average pre-opening expense of approximately $210,000 per unit.

    Special charge of $3,675,000 ($2,370,000 net of tax) for the three months ended March 31, 1999, was incurred in connection with the termination of a proposed acquisition.

    The decrease in net interest income and the increase in other income in the three months ended March 31, 1999, as compared to the same period in the prior year, was not deemed significant.

    Provision for income taxes decreased by $4,012,500 from $4,138,229 in 1998 to $125,729 in 1999 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes remained constant at 34.5%.

Liquidity and Capital Resources

    For the three months ended March 31, 1999 the capital expenditures of the Company were approximately $15.4 million which were funded out of existing cash balances, cash flow from operations and borrowings.

    The Company has a $125.0 million credit facility from a syndicate of banks which expires in June 2000. The line of credit is available for expansion, acquisitions and general corporate purposes. At March 31, 1999, the Company had $75.0 million outstanding under this credit facility at an approximate interest rate of 5.7% and had cash and cash equivalent balances aggregating approximately $57.5 million. These borrowings were used primarily to fund capital expenditures and working capital. Amounts outstanding under the line of credit will be classified as a current liability in the Company's balance sheets presented after June 1999, as the existing credit agreement expires one year from that date. The Company expects to renegotiate the credit agreement no later than the first quarter of 2000.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

    During late 1998 the Company completed the majority of construction on a development plan for a waterfront area in South Houston (the "Kemah Development"). The Kemah Development includes up to eight restaurant sites, a 52-room hotel, connected public areas and plaza, four amusement/entertainment rides, and light retail facilities. The Company currently operates six restaurants, a 52-room hotel, amusement facilities, and retail shops, (some of which are leased and operated by third parties). Two additional restaurants will be constructed over the next few years, one of which was under construction as of March 31, 1999.

    Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $50.0 million in 1999 (based upon approximately 9 to 12 new restaurants), depending upon the actual number and timing of restaurant construction, the number of land purchases, the amount spent on conversions, remodels, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs, capitalized interest costs and pre-opening expenses, to approximate $2.0 million. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations. The Company may, from time to time, review opportunities for investment in the hospitality, entertainment and food service management industries. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and planned capital expenditures through 2000.

    On November 19, 1998, the Company announced the authorization of an open market stock buy back program for up to $50.0 million. This program, which continues until December 31, 1999, unless extended or canceled, has resulted in the Company repurchasing 2,408,000 common shares through May 6, 1999 for approximately $16.1 million.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Seasonality and Quarterly Results

    The Company's business is seasonal in nature, with revenues and, to a greater degree, operating profits being lower in the first and fourth quarters than in other quarters due to the Company's reduced winter volumes. The Company has and continues to open restaurants in highly seasonal tourist markets and has further noted that the Joe's Crab Shack concept restaurants tend to experience even greater seasonality and sensitivity to weather. The Company anticipates a decline in revenues from the initial ("honeymoon") volumes of new units.

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

Year 2000 Date Conversion

    The Company recognizes the need to ensure that its operation will not be adversely impacted by Year 2000 software failures. The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive data by the Company's computerized information systems. In 1998, the Company began to evaluate, test and modify its computer information systems to ensure proper processing of transactions relating to the Year 2000 and beyond. Since all of the Company's critical business information systems are vendor-supported software packages, this remediation process involves performing normal software upgrades and some related hardware upgrades on those vendor supported systems that are not already Year 2000 compliant. The Company expects to complete the required upgrades and modifications by August 1999.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     Not Applicable

ITEM 5.  OTHER INFORMATION                                       Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS -- 10.1 FIRST AMENDMENT TO CONTRACT OF SALE AND DEVELOPMENT AGREEMENT.

                         27.  FINANCIAL DATA SCHEDULE

         (B) REPORTS ON FORM 8-K -- THE COMPANY FILED A FORM 8-K ON MARCH 9, 1999, TERMINATING THE MERGER AGREEMENT WITH CONSOLIDATED RESTAURANT COMPANIES, INC.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            Landry's Seafood Restaurants, Inc.
                            (Registrant)


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



Dated: May 14, 1999
       ------------