Form 10-Q
period 1999-06-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 1999-08-16
CIK 908652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999.

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


                                (713) 850-1010
------------------------------------------------------------------------------
                        (Registrant's telephone number)

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

                        As of August 9, 1999 there were
                     25,666,040 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

-----------------------------------------------------------------------------------------------------------------
                                                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                                                             NUMBER
-----------------------------------------------------------------------------------------------------------------
Item 1.  Financial Statements                                                                                  2

         Unaudited Consolidated Balance Sheets at June 30, 1999 and December 31, 1998                          3

         Unaudited Consolidated Statements of Income for the Three and Six Months Ended
         June 30, 1999 and 1998                                                                                4

         Unaudited Consolidated Statement of Stockholders' Equity
         for the Six Months Ended June 30, 1999                                                                5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 1998                                                                          6

         Notes to Condensed Unaudited Consolidated Financial Statements                                      7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              12-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                           21
-----------------------------------------------------------------------------------------------------------------
PART II  OTHER INFORMATION
-----------------------------------------------------------------------------------------------------------------
Item 1.  Legal Proceedings                                                                                    22

Item 2.  Changes in Securities                                                                                22

Item 3.  Defaults upon Senior Securities                                                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                                                  22

Item 5.  Other Information                                                                                    23

Item 6.  Exhibits and Reports on Form 8-K                                                                     23
-----------------------------------------------------------------------------------------------------------------
Signatures                                                                                                   24
-----------------------------------------------------------------------------------------------------------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included.

   Cautionary Statement

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, changes in restaurant sales and development plans, changes in costs of food, labor, development and employee benefits, as well as general market conditions, competition, pricing, employee turnover, and the timing of opening of new restaurants and outcome of corporate litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company does not expect to update forward-looking statements continually as conditions change.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,           December 31,
                 ASSETS                                              1999                 1998
                 ------                                          ------------         ------------
CURRENT ASSETS:
     Cash and cash equivalents                                   $ 36,938,593         $ 35,183,405
     Accounts receivable--trade and other                          13,698,649           13,678,197
     Deferred tax assets                                            2,330,000            2,330,000
     Inventory                                                     12,286,815           22,839,020
     Other current assets                                           8,922,995           10,816,686
                                                                 ------------         ------------
          Total current assets                                     74,177,052           84,847,308
                                                                 ------------         ------------
PROPERTY AND EQUIPMENT, net                                       415,199,739          398,568,419
GOODWILL, net of amortization of $1,317,000 and
     $1,249,000, respectively                                       2,776,863            2,844,542
OTHER ASSETS, net                                                   3,738,830            3,688,971
                                                                 ------------         ------------
          Total assets                                           $495,892,484         $489,949,240
                                                                 ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                            $ 16,673,824         $ 21,216,470
     Accrued liabilities                                           18,825,926           19,588,812
     Current portion of long-term notes and other obligations      75,087,691               81,672
                                                                 ------------         ------------
          Total current liabilities                               110,587,441           40,886,954
LONG-TERM NOTES AND OTHER OBLIGATIONS,
     NON-CURRENT                                                      107,074           35,153,100
DEFERRED INCOME TAXES AND OTHER LIABILITIES                         8,945,267            5,237,111
                                                                 ------------         ------------
          Total liabilities                                       119,639,782           81,277,165

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 2,000,000 shares
          authorized, none outstanding                                   ----                 ----
     Common stock, $0.01 par value, 60,000,000 shares
          authorized, 25,666,040 and 30,345,290 issued and
           outstanding, net of treasury shares, respectively          256,611              303,453
     Additional paid-in capital                                   328,536,125          363,156,349
     Retained earnings                                             47,459,966           45,212,273
                                                                 ------------         ------------
          Total stockholders' equity                              376,252,702          408,672,075
                                                                 ------------         ------------
          Total liabilities and stockholders' equity             $495,892,484         $489,949,240
                                                                 ============         ============

            The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended                      Six Months Ended
                                               --------------------------------        --------------------------------
                                                           June 30,                               June 30,
                                                   1999                1998                1999               1998
                                               ------------        ------------        ------------        ------------
REVENUES                                       $123,607,013        $111,038,615        $224,872,683        $201,083,568

OPERATING COSTS AND EXPENSES:
  Cost of sales                                  38,697,215          33,259,847          70,389,942          60,748,077
  Restaurant labor                               34,756,632          28,481,639          64,918,070          51,399,458
  Other restaurant operating expenses            27,799,256          22,210,890          52,129,676          41,496,702
  Depreciation and amortization                   5,467,598           4,373,475          10,709,623           8,505,713
  General and administrative expenses             5,905,486           3,455,148          10,545,287           6,257,595
  Pre-opening expenses                              765,334           3,066,278           1,806,746           4,977,561
  Special charges/(credits), net                   (730,000)               ----           2,945,000                ----
                                               ------------        ------------        ------------        ------------
     Total operating costs and expenses         112,661,521          94,847,277         213,444,344         173,385,106
                                               ------------        ------------        ------------        ------------
OPERATING INCOME                                 10,945,492          16,191,338          11,428,339          27,698,462

OTHER (INCOME) EXPENSE:
  Interest (income) expense, net                    482,298            (750,463)            440,177            (957,988)
  Other, net                                       (310,488)             40,606            (149,951)           (237,725)
                                               ------------        ------------        ------------        ------------
     Total other (income) expense                   171,810            (709,857)            290,226          (1,195,713)
                                               ------------        ------------        ------------        ------------
INCOME BEFORE INCOME TAXES &
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                            10,773,682          16,901,195          11,138,113          28,894,175
PROVISION FOR INCOME TAXES                        3,705,570           5,825,725           3,831,299           9,964,000
                                               ------------        ------------        ------------        ------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                   7,068,112          11,075,470           7,306,814          18,930,175
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                  ----                ----                ----           3,381,500
                                               ------------        ------------        ------------        ------------
NET INCOME                                     $  7,068,112        $ 11,075,470        $  7,306,814        $ 15,548,675
                                               ============        ============        ============        ============

EARNINGS PER SHARE INFORMATION:
BASIC
  Net income before cumulative effect
   of accounting change                        $       0.26        $       0.37        $       0.26        $       0.66
  Cumulative effect of accounting change       $       ----        $       ----                ----                0.11
                                               ------------        ------------        ------------        ------------
  Net income                                   $       0.26        $       0.37        $       0.26        $       0.55
                                               ============        ============        ============        ============
  Weighted average number of common
   shares outstanding                            27,600,000          30,300,000          28,650,000          28,500,000
                                               ============        ============        ============        ============
DILUTED
  Net income before cumulative effect
   of accounting change                        $       0.26        $       0.36        $       0.25        $       0.64
  Cumulative effect of accounting change               ----                ----                ----        $       0.11
                                               ------------        ------------        ------------        ------------
  Net income                                   $       0.26        $       0.36        $       0.25        $       0.53
                                               ============        ============        ============        ============
  Weighted average number of common
   share equivalents outstanding                 27,700,000          31,050,000          28,750,000          29,375,000
                                               ============        ============        ============        ============

            The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         Common Stock         Additional
                                      ------------------        Paid-In        Retained
                                     Shares        Amount       Capital        Earnings        Total
                                   ----------     -------     -----------     ----------     -----------
Balance, December 31, 1998         30,345,290    $303,453    $363,156,349    $45,212,273    $408,672,075

Net income                                                                     7,306,814       7,306,814

Exercise of stock options and
  income tax benefit                  900,000       9,000       6,294,105                      6,303,105

Purchase of common stock held
  for treasury                     (5,579,250)    (55,842)    (40,914,329)    (5,059,121)    (46,029,292)
                                   ----------     -------     -----------     ----------     -----------
Balance, June 30, 1999             25,666,040    $256,611    $328,536,125    $47,459,966    $376,252,702
                                   ==========    ========    ============    ===========    ============

            The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended June 30,
                                                          ----------------------------------------
                                                             1999                        1998
                                                          ------------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  7,306,814                $ 15,548,675
  Cumulative effect of change in accounting principle             ----                   3,381,500
                                                          ------------                ------------
  Net income before accounting change                        7,306,814                  18,930,175
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Store closings and special charges (credits)            (730,000)                       ----
      Depreciation and amortization                         10,709,623                   8,505,713
      Change in assets and liabilities-net and other        12,460,845                  15,999,077
                                                          ------------                ------------
        Total adjustments                                   22,440,468                  24,504,790
                                                          ------------                ------------
      Net cash provided by operating activities             29,747,282                  43,434,965
                                                          ------------                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                         (27,272,936)                (83,733,194)
  Other assets, including goodwill                             (49,859)                   (468,269)
                                                          ------------                ------------
      Net cash used in investing activities                (27,322,795)                (84,201,463)
                                                          ------------                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on notes payable and other
    long-term obligations                                   39,959,993                 (32,534,798)
  Net amounts from sale (repurchase) of common stock       (46,029,292)                102,431,472
  Proceeds from exercise of stock options                    5,400,000                   6,933,077
                                                          ------------                ------------
      Net cash provided by (used in) financing activities     (669,299)                 76,829,751
                                                          ------------                ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,755,188                  36,063,253

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            35,183,405                  17,234,130
                                                          ------------                ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 36,938,593                $ 53,297,383
                                                          ============                ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments during the period for--
   Income taxes                                           $    431,000                $  1,216,000
   Interest                                               $    961,000                $    292,000


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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pre-opening Costs

    Pre-opening costs include the direct and incremental costs incurred in connection with the commencement of each restaurant's operations, which are substantially comprised of training-related costs. Pre-opening costs were historically capitalized and amortized using the straight-line method over 12 months. During the fourth quarter of 1998, the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of change in accounting principle. SOP 98-5 required the Company to expense $5,162,500 of pre-opening costs, capitalized as of December 31, 1997, during the first quarter of 1998. The expense of $5,162,500 is recorded net of a tax benefit of $1,781,000, as a Cumulative Effect of Change in Accounting Principle in the amount of $3,381,500. Additionally, in connection with the adoption of SOP 98-5, the Company expensed restaurant pre-opening costs as incurred during 1998. Quarterly financial statements for 1998 have been restated to reflect the 1998 fourth quarter adoption of SOP 98-5.

2.  Accrued Liabilities

    Accrued liabilities are comprised of the following:

                                              June 30, 1999  December 31, 1998
                                              -------------  -----------------
Payroll and related costs                       $ 4,735,038     $ 3,024,139
Taxes, other than payroll and income taxes        5,866,521       5,146,592
Deferred and state income taxes                     393,602         442,275
Store closings and special charges                4,262,563       7,513,001
Other                                             3,568,202       3,462,805
                                                -----------     -----------
                                                $18,825,926     $19,588,812
                                                ===========     ===========

    During the six months ended June 30, 1999, store closings and special charges decreased due to payments for costs, lease rentals and other expenses related to the fourth quarter 1998 charge as well as payments for costs associated with the terminated acquisition discussed below. Additionally, a special credit was recorded during the three months ended June 30, 1999 as a reversal (i.e., additional income) of amounts originally recorded as five of nine lease terminations have been resolved favorably to amounts accrued.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  Debt

    The Company has a $125.0 million unsecured credit facility from a bank syndicate which matures in June 2000, and is available for expansion, acquisitions, and other general corporate purposes. Interest on the credit facility is generally payable quarterly at the Eurodollar rate plus 0.6% or the bank's base rate. The credit facility is governed by certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 1999, the Company had $75 million outstanding under this credit facility at an approximate interest rate of 5.8%. Amounts outstanding under the credit facility are classified as a current liability as the existing credit agreement expires in June 2000. The Company expects to renegotiate the credit agreement prior to its expiration.

    In August 1999, the Company and bank syndicate entered into an amendment which excludes the store closing and special charge of $37.6 million recorded in the fourth quarter of 1998, from substantially all of the financial covenants, permits additional future stock repurchases of $7.0 million, through June 1, 2000, and reduces the credit facility to $110.0 million. In addition, the amendment readjusts the interest rate spread to an initial amount of 225 basis points above the Euro dollar rate, but allows for future reductions in the spread to 175 basis points.

4.  Stockholders' Equity

    On November 19, 1998, the Company announced the authorization of an open market stock buy back program for up to $50.0 million. This program, which continues until December 31, 1999 (unless extended or canceled) has resulted in the Company repurchasing approximately 5,580,000 common shares through June 30, 1999 for $46.0 million.

    On March 2, 1999, the Company announced the signing of a definitive merger agreement to acquire another restaurant company. The merger agreement was subsequently terminated on March 8, 1999. As a result of the termination, the Company incurred costs of $3.7 million ($2.3 million net of tax) in connection with the transaction, which was recorded as a special charge in the income statement for the three months ended March 31, 1999 (and included in the income statement for the six months ended June 30, 1999.)

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    A reconciliation of the amounts used to compute net income per common share - diluted is as follows:

                                                       Three Months Ended June 30,  Six Months Ended June 30,
                                                       --------------------------   -------------------------
                                                           1999          1998          1999          1998
                                                        -----------   -----------   -----------   -----------
Net Income                                              $ 7,068,112   $11,075,470   $ 7,306,814   $15,548,675
                                                        ===========   ===========   ===========   ===========
Weighted Average Common Shares Outstanding               27,600,000    30,300,000    28,650,000    28,500,000
Dilutive Common Stock Equivalents -- Stock Options          100,000       750,000       100,000       875,000
                                                        -----------   -----------   -----------   -----------
Weighted Average Common and Common Equivalent Shares
 Outstanding -- Diluted                                  27,700,000    31,050,000    28,750,000    29,375,000
                                                        ===========   ===========   ===========   ===========
Net Income Per Share -- Diluted                         $      0.26   $      0.36   $      0.25   $      0.53
                                                        ===========   ===========   ===========   ===========
Net Income Per Share, Before Special Charge and         $      0.24   $      0.36   $      0.32   $      0.64
 Change in Accounting Principle - Diluted               ===========   ===========   ===========   ===========


5.  Contingencies

    Class Action Litigation

    Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name the Company, all of its current executive officers and directors, E.A. "Al" Jaksa, Jr. (a former executive officer and director) and underwriters that participated in the Company's secondary offering in March of 1998. Such lawsuits allege that the defendants violated Federal securities laws by making misrepresentations and omissions regarding the Company's performance and future prospects during the respective class periods while individually selling the Company's common stock. The plaintiffs in the above actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

    General Litigation

    The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.  Related Party Transactions

    The Company entered into an agreement with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of Landry's, whereby, the Company would sell to 610 Loop Venture, a 4-acre undeveloped land tract at a third-party appraised value of $5.4 million (approximately $700,000 more than the original purchase price paid by the Company), and 610 Loop Venture would construct a condominium project on the land. The carrying cost of the land held for sale is included in other current assets. Such condominium project would contain, among other things, a hotel unit, owned by 610 Loop Venture, and a 4-story, 83,000 square foot office facility. The office facility will be purchased by Landry's for a third-party appraised value of approximately $14.8 million.
At the completion of the project, a condominium regime agreement will be entered into between Landry's and 610 Loop Venture, which will operate and manage the project. At the request of the Company, 610 Loop Venture and the Company have executed an amendment to the contract delaying commencement of construction of the condominium project, including the 4-story, 83,000 square foot office facility, until April 1, 2000. The amendment further provides that the Company shall enter into a ground lease agreement with 610 Loop Venture for approximately one-third of the undeveloped tract. The ground lease agreement provides for 610 Loop Venture's development of a retail facility which is the initial phase of 610 Loop Venture's condominium project. However, 610 Loop Venture cannot utilize any other portion of the undeveloped tract and can take no action which in any manner may hinder, delay, impede or increase the cost of construction to the Company for the building of the office facility. The ground lease is for a term of five years with one option renewal period and shall terminate should 610 Loop Venture purchase the entire 4-acre undeveloped land tract. Under the terms of the ground lease, 610 Loop Venture will pay the Company base rent, pro-rata real property taxes and insurance in the amount of approximately $16,000 per month.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    The Company owns and operates full-service, casual dining seafood restaurants. As of June 30, 1999, the Company operated 144 restaurants. In addition, the Company operates three limited-menu take-out service units.

    The Company, in the fourth quarter of 1998, decided to close eleven underperforming restaurants, eight of which were closed in 1998, and three of which were closed in 1999. During the second quarter of 1999, the Company concluded its negotiations on five of the nine leased restaurants included in the fourth quarter special charge on a favorable basis compared to amounts previously accrued. As a result, the Company recognized a $730,000 special credit gain during the three months ended June 30, 1999. The Company is in the process of selling its leasehold or fee interest and terminating associated lease obligations for each of the remaining restaurants. Store closing costs related to the write-down of associated property and equipment amounts to estimated realizable value, and anticipated costs to be incurred related to lease terminations and employee severance were recorded during the fourth quarter of 1998. In addition, the Company reevaluated its strategic growth plan, and (i) reduced future unit growth to approximately 9 to 12 new restaurants per year, (ii) abandoned numerous potential restaurant sites, and (iii) abandoned efforts to build a stand-alone office complex in Houston, Texas. These strategic changes resulted in a reduction in employees, the sale of a duplicate corporate asset and the abandonment of a strategic corporate transaction. The Company incurred a fourth quarter 1998 charge that aggregated $37.6 million related to all such activities.

    Store closing and special charges and credits include management's estimate of costs which will be incurred in future periods based on various factors. Such factors could change, resulting in additional costs or credits in future periods. The Company expects the majority of cash payments to occur through 1999. The net realizable value of the property, equipment and leasehold interests held for sale, of approximately $1,000,000, is included in other current assets at June 30, 1999.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

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

   Cautionary Statement

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, changes in restaurant sales and development plans, changes in costs of food, labor, development and employee benefits, as well as general market conditions, competition, pricing, employee turnover, and the timing of opening of new restaurants and outcome of corporate litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company does not expect to update forward-looking statements continually as conditions change.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

RESULTS OF OPERATIONS

    Restaurant Profitability

    The following table sets forth the percentage relationship to revenues of certain operating data for the periods indicated:

                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE  30,                             JUNE 30,
                                                  --------------------------            -------------------------
                                                     1999           1998                   1999          1998
                                                  -----------   ------------            -----------   -----------
Revenues                                            100.0%         100.0%                 100.0%        100.0%
Cost of sales                                        31.3%          30.0%                  31.3%         30.2%
Restaurant labor                                     28.1%          25.6%                  28.9%         25.6%
Other restaurant operating expenses (1)              22.5%          20.0%                  23.2%         20.6%
                                                    -----          -----                  -----         -----
Restaurant level profit (1)                          18.1%          24.4%                  16.6%         23.6%

_____________________

(1) Excludes depreciation, amortization and pre-opening expenses.

Three Months Ended June 30, 1999 Compared to the Three Months Ended
June 30, 1998

    Revenues increased $12,568,398, or 11.3%, from $111,038,615 to $123,607,013 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The increase in revenues was primarily attributable to revenues from new restaurant openings. During the first quarter of 1999, the Company implemented a new menu change for the Joe's Crab Shack restaurants, a new manager bonus plan, and a new advertising and marketing campaign. These programs have so far resulted in positive revenue results. Same store sales for the three months ended June 30, 1999 were up approximately 4% from the same quarter in 1998, as compared to a 1.5% decline in the first quarter of 1999.
The decline in the first quarter was primarily caused by a decline in January 1999 same store sales. The more recent same store sales trend line, coincident with increased advertising expenditures, is positive. Average weekly sales for all stores increased approximately 3% in the second quarter of 1999, when compared to the same quarter in the prior year. While the Company's internal sales forecasts were exceeded during the second quarter of 1999, restaurant level cash flow margins remained below internal forecasts. Management believes that the many restaurant level operational changes that were instituted will, over a longer term, provide sustained sales and profitability.

    As a primary result of increased revenues, cost of sales increased $5,437,368, or 16.3%, from $33,259,847 to $38,697,215 in the three months ended
June 30, 1999, compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended June 30, 1999 increased to 31.3%, from 30.0% in 1998. The increase in cost of sales as a percentage of revenues reflects new menu changes, temporarily increased inefficiencies and training due to the new menu roll-out, reduced menu pricing in certain markets, and higher product costs in 1999 as compared to 1998.

    Restaurant labor expenses increased $6,274,993, or 22.0%, from $28,481,639 to $34,756,632 in the three months ended June 30, 1999, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the three months ended June 30, 1999 increased to 28.1% from 25.7%. In connection with the new menu roll-out and the planned advertising and promotional campaign, the Company increased staffing levels and implemented additional training programs. In addition, to combat what the Company believed to be higher general manager turnover than normally experienced by the Company, the Company raised the base salary of substantially all of its general managers by approximately $10,000 per person.

    Other restaurant operating expenses increased $5,588,366, or 25.2%, from $22,210,890 to $27,799,256 in the three months ended June 30, 1999, compared to the same period in the prior year, as a result of increased revenues. Such expenses increased as a percentage of revenues to 22.5% in 1999 from 20.0% in 1998, as a primary result of increased advertising, marketing, customer relations expenses, and temporary inefficiencies, costs and effects of the new menu roll-out. The Company anticipates advertising and marketing expenses to increase as a percentage of revenues throughout 1999, as compared to 1998.

    During 1998 the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities (SOP 98-5)." This new accounting standard requires companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of change in accounting principle. As a result of the adoption of SOP 98-5, the Company expensed $5,162,500, effective January 1, 1998, of net pre-opening costs capitalized as of December 31, 1997. Additionally, in connection with the adoption of SOP 98-5, the Company expensed $10,439,229 of restaurant pre-opening costs as incurred during 1998, including $3,066,278 in the three months ended June 30, 1998. Prior to the adoption of SOP 98-5, the Company capitalized pre-opening costs and amortized such costs over the first twelve months the applicable restaurant was open. The following is a summary of the results of operations as previously reported and as restated to reflect the adoption of SOP 98-5.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                                                        THREE  MONTHS ENDED                 SIX MONTHS ENDED
                                                                       ----------------------            ------------------------
                                                                            JUNE 30, 1998                    JUNE 30, 1998
                                                                       ----------------------            ------------------------
SELECTED INCOME STATEMENT AMOUNTS RESTATED TO REFLECT THE ADOPTION                   RESTATED                            RESTATED
 OF SOP 98-5 (PRE-OPENING COSTS)                                      PREVIOUSLY       FOR              PREVIOUSLY         FOR
                                                                       REPORTED      SOP 98-5            REPORTED        SOP 98-5
                                                                       --------      --------            --------        --------
*Depreciation and amortization                                        $ 6,570,729    $ 4,373,475         $12,774,089    $ 8,505,713

*Pre-opening expenses.                                                       ----      3,066,278                ----      4,977,561

Operating income                                                       17,060,361     16,191,338          28,407,647     27,698,462

Net income before cumulative effect of change in accounting principle  11,644,493     11,075,470          19,395,406     18,930,175

Cumulative effect of change in accounting principle                          ----           ----                ----      3,381,500

Net income                                                             11,644,493     11,075,470          19,395,406     15,548,675

EPS

-Basic (before cumulative effect of accounting change)                $      0.38    $      0.37         $      0.68    $      0.66

-Basic (after cumulative effect of accounting change)                 $      0.38    $      0.37         $      0.68    $      0.55

-Diluted (before cumulative effect of accounting change)              $      0.38    $      0.36         $      0.66    $      0.64

-Diluted (after cumulative effect of accounting change)               $      0.38    $      0.36         $      0.66    $      0.53

____________________

*Change resulting from pre-opening cost accounting change (adoption of SOP 98-5).

    Depreciation and amortization expense increased $1,094,123, or 25.0%, from $4,373,475 to $5,467,598 in the three months ended June 30, 1999, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment.

    General and administrative expenses increased $2,450,338, or 70.9%, from $3,455,148 to $5,905,486 in the three months ended June 30, 1999, compared to the same period in the prior year. The dollar increase resulted primarily from increased personnel, particularly field operations support staff, salaries and travel to support the Company's operations.

    Pre-opening expenses in 1999 were $765,334 as compared to $3,066,278 in 1998. The Company opened 3 units during the three months ended June 30, 1999, at an average pre-opening expense of approximately $250,000 per unit.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

    The increase in net interest expense, as compared to the second quarter 1998, is primarily attributable to increased borrowings for capital expenditures and working capital. The Company expects that the average interest rate on the credit line will be higher for the remainder of 1999 and 2000. The increase in other income in the three months ended June 30, 1999, as compared to the same period in the prior year, was not deemed significant.

    Provision for income taxes decreased by $2,120,155 from $5,825,725 in 1998 to $3,705,570 in 1999 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes remained relatively constant.

Six Months Ended June 30, 1999 Compared to the Six Months  Ended June 30, 1998

    Revenues increased $23,789,115, or 11.8%, from $201,083,568 to $224,872,683 for the six months ended June 30, 1999, compared to the six months ended
June 30, 1998. The increase in revenues was primarily attributable to revenues from new restaurant openings. During the first quarter of 1999, the Company implemented a new menu change for the Joe's Crab Shack restaurants, a new manager bonus plan, and a new advertising and marketing campaign. These programs have so far resulted in positive revenue results. Same store sales for the three months ended June 30, 1999 were up approximately 4% from the same quarter in 1998, as compared to a 1.5% decline in the first quarter of 1999. The more recent same store sales trend line, coincident with the increased advertising expenditures, was positive. Average weekly sales for all stores increased 3% in the second quarter of 1999, but declined by 2.8% in the first quarter of 1999, as compared to the same quarters in 1998. While the Company's internal sales forecasts were exceeded during the first and second quarter of 1999, restaurant level cash flow margins were below internal forecasts. Management believes that the many restaurant level operational changes that were instituted will, over a longer term, provide sustained sales and profitability.

    As a primary result of increased revenues, cost of sales increased $9,641,865, or 15.9%, from $60,748,077 to $70,389,942 in the six months ended
June 30, 1999, compared to the same period in the prior year. Cost of sales as a percentage of revenues for the six months ended June 30, 1999 increased to 31.3%, from 30.2% in 1998. The increase in cost of sales as a percentage of revenues reflects new menu changes, temporarily increased inefficiencies and training due to the new menu roll-out, reduced menu pricing in certain markets, and higher product costs in 1999 as compared to 1998.

    Restaurant labor expenses increased $13,518,612 or 26.3%, from $51,399,458 to $64,918,070 in the six months ended June 30, 1999, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the six months ended June 30, 1999 increased to 28.9% from 25.6%. In connection with the new menu roll-out and the planned advertising and promotional campaign, the Company increased staffing levels and implemented additional training programs. In addition, to combat what

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

the Company believed to be higher general manager turnover than normally experienced by the Company, the Company raised the base salary of substantially all of its general managers by approximately $10,000 per person.

    Other restaurant operating expenses increased $10,632,974 or 25.6%, from $41,496,702 to $52,129,676 in the six months ended June 30, 1999, compared to the same period in the prior year, as a result of increased revenues. Such expenses increased as a percentage of revenues to 23.2% in 1999 from 20.6% in 1998, as a primary result of increased advertising, marketing, customer relations expenses, and temporary inefficiencies, costs and effects of the new menu roll-out. The Company anticipates advertising and marketing expenses to increase as a percentage of revenues throughout 1999, as compared to 1998.

    Depreciation and amortization expense increased $2,203,910, or 25.9%, from $8,505,713 to $10,709,623 in the six months ended June 30, 1999, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment.

    General and administrative expenses increased $4,287,692, or 68.5%, from $6,257,595 to $10,545,287 in the six months ended June 30, 1999, compared to the same period in the prior year. The dollar increase resulted primarily from increased personnel, particularly field operations support staff, salaries and travel to support the Company's operations.

    Pre-opening expenses in 1999 were $1,806,000 as compared to $4,977,561 in 1998. The Company opened 8 units during the six months ended June 30, 1999, at an average pre-opening expense of approximately $225,000 per unit.

    The special charge/(credit) reflects a store closing special credit (income) of $730,000 for the second quarter of 1999, offset by a special charge of $3,675,000 ($2,370,000 net of tax) for the first quarter of 1999 incurred in connection with the termination of a proposed acquisition.

    The increase in net interest expense in the six months ended June 30, 1999, as compared to the same period in the prior year, is primarily attributable to increased borrowings for capital expenditures and working capital. The change in other income was not deemed significant.

    Provision for income taxes decreased by $6,132,701 from $9,964,000 in 1998 to $3,831,299 in 1999 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes remained relatively constant.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Liquidity and Capital Resources

    For the six months ended June 30, 1999 the capital expenditures of the Company were approximately $27.3 million and the Company repurchased $46.0 million of common stock for treasury. These expenditures were funded out of existing cash balances, cash flow from operations and borrowings.

    The Company has a $125.0 million credit facility from a syndicate of banks which expires in June 2000. The credit facility was reduced to $110.0 million by an amendment in August 1999, which among other things permits the Company to repurchase an additional $7.0 million of common stock for treasury. The line of credit is available for expansion, acquisitions and general corporate purposes. At June 30, 1999, the Company had $75 million outstanding under this credit facility at an approximate interest rate of 5.8% and had cash and cash equivalent balances aggregating approximately $36.9 million. These borrowings were used primarily to fund capital expenditures and working capital. Amounts outstanding under the line of credit are classified as a current liability in the Company's June 30, 1999 balance sheet, as the existing credit agreement expires within one year from that date. The Company expects to renegotiate the credit agreement prior to its expiration.

    During late 1998 the Company completed the majority of construction on a development plan for a waterfront area in South Houston (the "Kemah Boardwalk Development"). The Kemah Boardwalk Development includes restaurants, entertainment venues and a hotel.

    Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $50.0 million in 1999 (based upon approximately 9 to 12 new restaurants), depending upon the actual number and timing of restaurant construction, the number of land purchases, the amount spent on conversions, remodels, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs and capitalized interest costs, to approximate $2.0 million. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations. The Company may, from time to time, review opportunities for investment in the hospitality, entertainment and food service management industries, and may increase or expand its investment and operations in the Kemah Boardwalk Development. The Company believes that existing cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and planned capital expenditures through 2000.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

    On November 19, 1998, the Company announced the authorization of an open market stock buy back program for up to $50.0 million. This program, which continues until December 31, 1999, unless extended or canceled, has resulted in the Company repurchasing 5,580,000 common shares through June 30, 1999 for $46.0 million.

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

    As a result of seasonality and seafood purchasing cycles, the Company's inventory balances may be expected to periodically increase and decrease on a quarter to quarter basis.

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

Year 2000 Date Conversion

    The Company recognizes the need to ensure that its operation will not be adversely impacted by Year 2000 software failures. The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive data by the Company's computerized information systems. In 1998, the Company began to evaluate, test and modify its computer information systems to ensure proper processing of transactions relating to the Year 2000 and beyond. Since all of the Company's critical business information systems are vendor-supported software packages, this remediation process involves performing normal software upgrades and some related hardware upgrades on those vendor supported systems that are not already Year 2000 compliant. The Company expects to complete the required upgrades and modifications by the end of October 1999.

    The amount charged to expense during the twelve months ended December 31, 1998, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer compliance modifications, have not been and are not expected to be material to the Company's financial position, results of operations or cash flows.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

    Interest Rate Risk

    Total debt at June 30, 1999, included $75.0 million of floating-rate debt attributed to bank credit facility borrowings at an average interest rate of 5.8%. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. As a result of an amendment to the Credit Line Agreement in August 1999, the interest rate spread will initially increase to 225 basis points over the Euro dollar rate, and the Company's interest expense for the remainder of 1999 and 2000, will increase accordingly.

    At June 30, 1999, the Company's floating rate debt had a book value and a fair market value of $75.0 million. The floating-rate debt will mature in June 2000.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    Class Action Litigation

    Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name the Company, all of its current executive officers and directors, E.A. "Al" Jaksa, Jr. (a former executive officer and director) and underwriters that participated in the Company's secondary offering in March of 1998. Each suit, purported to be on behalf of persons who purchased Company stock from December 19, 1997 through June 23, 1998, or from December 19, 1997 through September 18, 1998, alleges that the defendants violated Federal securities laws by making misrepresentations and omissions regarding the Company's performance and future prospects during the respective class periods while individually selling the Company's common stock. The plaintiffs in the above actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

    General Litigation

     The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

ITEM 2. CHANGES IN SECURITIES                                 Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                       Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    1.  The Annual Meeting of Shareholders was held on August 13, 1999.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

    2. The following persons were elected to serve on the Board of Directors until the 2000 Annual Meeting of Shareholders or until their successor have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                                                                   WITHHELD
                                                                   --------
       NAME                        FOR               AGAINST       AUTHORITY
       ----                        ---               -------       ---------
Tilman J. Fertitta              21,532,000              0          1,063,075
Steven L. Scheinthal            21,517,065              0          1,078,010
Paul S. West                    21,517,065              0          1,078,010
James E. Masucci                21,532,000              0          1,063,075
Joe Max Taylor                  21,532,000              0          1,063,050

ITEM 5.   OTHER INFORMATION                                      Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (A)   EXHIBITS -- 14.1 SECOND AMENDMENT TO CREDIT AGREEMENT

    27.1  FINANCIAL DATA SCHEDULE

    27.2  FINANCIAL DATA SCHEDULE (RESTATED)

    27.3  FINANCIAL DATA SCHEDULE (RESTATED)

    27.4  FINANCIAL DATA SCHEDULE (RESTATED)

    27.5  FINANCIAL DATA SCHEDULE (RESTATED)

Signatures
----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              Landry's Seafood Restaurants, Inc.
                              (Registrant)


                              /s/ Tilman J. Fertitta
                              -------------------------------------
                              Tilman J. Fertitta
                              Chairman of the Board of Directors
                              President and Chief Executive Officer
                              (Principal Executive Officer)


                              /s/ Paul S. West
                              -------------------------------------
                              Paul S. West
                              Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)


Dated: August 16, 1999
       ---------------