Form 10-Q
period 1999-09-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 1999-11-15
CIK 908652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999.

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

                      As of November 10, 1999 there were
                     24,824,133 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

------------------------------------------------------------------------------------------------------------------------
                                                                                                               PAGE
PART I.   FINANCIAL INFORMATION                                                                               NUMBER
------------------------------------------------------------------------------------------------------------------------
Item 1.   Financial Statements..............................................................................      2

          Unaudited Consolidated Balance Sheets at September 30, 1999 and December 31, 1998.................      3

          Unaudited Consolidated Statements of Income for the Three and Nine Months Ended
          September 30, 1999 and 1998.......................................................................      4

          Unaudited Consolidated Statement of Stockholders' Equity for the Nine Months
          Ended September 30, 1999..........................................................................      5

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and 1998.................................................................      6

          Notes to Condensed Unaudited Consolidated Financial Statements....................................    7-11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............   12-21

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................................      21
------------------------------------------------------------------------------------------------------------------------
PART II   OTHER INFORMATION
------------------------------------------------------------------------------------------------------------------------
Item 1.   Legal Proceedings.................................................................................      22

Item 2.   Changes in Securities.............................................................................      22

Item 3.   Defaults upon Senior Securities...................................................................      22

Item 4.   Submission of Matters to a Vote of Security Holders...............................................      22

Item 5.   Other Information.................................................................................      22

Item 6.   Exhibits and Reports on Form 8-K..................................................................      22
------------------------------------------------------------------------------------------------------------------------
Signatures..................................................................................................      23
------------------------------------------------------------------------------------------------------------------------

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

Cautionary Statement

  This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, changes in restaurant sales and development plans, changes in costs of food, labor, development and employee benefits, conditions beyond the Company's control such as weather or natural disasters, as well as general market conditions, competition, pricing, employee turnover, and the timing of opening of new restaurants and outcome of corporate litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company does not expect to update forward-looking statements continually as conditions change.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                       September 30,        December 31,
                   ASSETS                                                   1999                1998
                 ----------                                         ------------------    -----------------
                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.......................................         $ 26,399,686         $ 35,183,405
  Accounts receivable--trade and other............................           10,183,116           13,678,197
  Deferred tax assets.............................................            2,330,000            2,330,000
  Inventory.......................................................           12,431,162           22,839,020
  Other current assets............................................            8,661,475           10,816,686
                                                                           ------------         ------------
     Total current assets.........................................           60,005,439           84,847,308

PROPERTY AND EQUIPMENT, net.......................................          424,011,536          398,568,419
GOODWILL, net of amortization of $1,351,000 and
  $1,249,000, respectively........................................            2,742,016            2,844,542
OTHER ASSETS, net.................................................            4,064,654            3,688,971
                                                                           ------------         ------------
     Total assets.................................................         $490,823,645         $489,949,240
                                                                           ============         ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------
CURRENT LIABILITIES:
  Accounts payable................................................         $ 18,004,447         $ 21,216,470
  Accrued liabilities.............................................           22,543,936           19,588,812
  Income taxes payable............................................            2,614,966                 ----
  Current portion of long-term notes and other obligations........           58,089,755               81,672
                                                                           ------------         ------------
     Total current liabilities....................................          101,253,104           40,886,954

LONG-TERM NOTES AND OTHER OBLIGATIONS,
  NON-CURRENT.....................................................               84,560           35,153,100
DEFERRED INCOME TAXES AND OTHER LIABILITIES.......................            8,945,268            5,237,111
                                                                           ------------         ------------
     Total liabilities............................................          110,282,932           81,277,165

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 2,000,000 shares
     authorized, none outstanding.................................                 ----                 ----
  Common stock, $0.01 par value, 60,000,000 shares
     authorized, 25,399,133 and 30,345,290 issued and
     outstanding, net of treasury shares, respectively...........               253,991              303,453
  Additional paid-in capital......................................          326,583,373          363,156,349
  Retained earnings...............................................           53,703,349           45,212,273
                                                                            ------------         ------------
          Total stockholders' equity..............................          380,540,713          408,672,075
                                                                            ------------         ------------
          Total liabilities and stockholders' equity..............         $490,823,645         $489,949,240
                                                                           ============         ============


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended                      Nine Months Ended
                                               --------------------------------       -------------------------------
                                                        September 30                           September 30
                                                   1999               1998                1999                1999
                                               -------------      -------------       ------------        ------------
REVENUES.....................................  $116,509,850       $109,352,503        $341,382,531        $310,436,071

OPERATING COSTS AND EXPENSES:
  Cost of sales..............................    35,935,628         32,916,061         106,325,569          93,664,137
  Restaurant labor...........................    32,171,573         29,873,491          97,089,642          81,272,949
  Other operating expenses...................    25,663,859         23,513,687          77,795,268          65,010,389
  Depreciation and amortization..............     5,641,160          4,911,434          16,350,783          13,417,147
  General and administrative expenses........     5,486,155          4,451,460          16,031,442          10,709,055
  Pre-opening expenses.......................       789,224          2,614,132           2,595,970           7,591,692
  Special charges, net.......................          ----               ----           2,945,000                ----
                                               ------------       ------------        ------------        ------------
     Total operating costs and expenses......   105,687,599         98,280,265         319,133,674         271,665,369
                                               ------------       ------------        ------------        ------------

OPERATING INCOME.............................    10,822,251         11,072,238          22,248,857          38,770,702

OTHER (INCOME) EXPENSE:
  Interest (income) expense, net.............       661,073           (371,338)          1,101,250          (1,329,326)
  Other, net.................................        96,626            250,003             (53,325)             12,277
                                               ------------       ------------        ------------        ------------
     Total other (income) expense............       757,699           (121,335)          1,047,925          (1,317,049)
                                               ------------       ------------        ------------        ------------
INCOME BEFORE INCOME TAXES &
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE........................    10,064,552         11,193,573          21,200,932          40,087,751
PROVISION FOR INCOME TAXES...................     3,472,270          3,861,300           7,303,569          13,825,254
NET INCOME BEFORE CUMULATIVE EFFECT OF.......  ------------       ------------        ------------        ------------
 CHANGE IN ACCOUNTING PRINCIPLE..............     6,592,282          7,332,273          13,897,363          26,262,497
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE........................          ----               ----                ----           3,381,500
                                               ------------       ------------        ------------        ------------
NET INCOME...................................  $  6,592,282       $  7,332,273        $ 13,897,363        $ 22,880,997
                                               ============       ============        ============        ============


EARNINGS PER SHARE INFORMATION:
BASIC
  Net income before cumulative effect
   of accounting change......................  $       0.26       $       0.24        $       0.51        $       0.90
  Cumulative effect of accounting change.....          ----               ----                ----        $       0.12
                                               ------------       ------------        ------------        ------------
  Net income.................................  $       0.26       $       0.24        $       0.51        $       0.78
                                               ============       ============        ============        ============
  Weighted average number of common
   shares outstanding........................    25,600,000         30,350,000          27,233,000          29,117,000
DILUTED
  Net income before cumulative effect
   of accounting change......................  $       0.26       $       0.24        $       0.50        $       0.88
  Cumulative effect of accounting change.....          ----               ----                ----        $       0.11
                                               ------------       ------------        ------------        ------------
  Net income.................................  $       0.26       $       0.24        $       0.50        $       0.77
                                               ============       ============        ============        ============
  Weighted average number of common
   share equivalents outstanding.............    25,600,000         30,350,000          27,767,000          29,700,000




   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Common Stock          Additional
                                             ----------------------      Paid-In        Retained
                                               Shares       Amount       Capital        Earnings         Total
                                             ----------    --------    ------------    -----------    ------------
Balance, December 31, 1998................   30,345,290    $303,453    $363,156,349    $45,212,273    $408,672,075

Net income................................                                              13,897,363      13,897,363

Exercise of stock options and
 income tax benefit.......................      900,000       9,000       6,294,105                      6,303,105

Purchase of common stock held
 for treasury.............................   (5,846,157)    (58,462)    (42,867,081)    (5,406,287)    (48,331,830)
                                             ----------    --------    ------------    -----------    ------------

Balance, September 30, 1999...............   25,399,133    $253,991    $326,583,373    $53,703,349    $380,540,713
                                             ==========    ========    ============    ===========    ============

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended September 30,
                                                        ----------------------------------------
                                                            1999                       1998
                                                        -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................    $ 13,897,363               $  22,880,997
  Cumulative effect of change in
   accounting principle.............................            ----                   3,381,500
                                                        ------------               -------------
  Net income before accounting change...............      13,897,363                  26,262,497
  Adjustments to reconcile net income to
   net cash provided by operating
   activities-
            Store closings credits..................        (730,000)                       ----
            Depreciation and amortization...........      16,350,783                  13,417,147
            Change in assets and
             liabilities-net and other..............      23,757,479                  19,103,031
                                                        ------------               -------------
               Total adjustments....................      39,378,262                  32,520,178
                                                        ------------               -------------
            Net cash provided by operating
             operating activities...................      53,275,625                  58,782,675
                                                        ------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions..................     (41,691,374)               (118,101,272)
  Other assets, including goodwill..................        (375,683)                   (553,597)
                                                        ------------               -------------
            Net cash used in investing
             activities.............................     (42,067,057)               (118,654,869)
                                                        ------------               -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on notes payable
   and other long-term obligations..................      22,939,543                 (25,052,904)
  Net amounts from sale (purchase) of
   common stock.....................................     (48,331,830)                102,273,090
  Proceeds from exercise of stock options...........       5,400,000                   6,969,317
                                                        ------------               -------------
            Net cash provided by (used
             in) financing activities...............     (19,992,287)                 84,189,503
                                                        ------------               -------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................................      (8,783,719)                 24,317,309

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD.............................................      35,183,405                  17,234,130
                                                        ------------               -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........    $ 26,399,686               $  41,551,439
                                                        ============               =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash payments during the period for--
   Income taxes.....................................    $    464,000               $   1,512,000
   Interest.........................................    $  1,863,000               $   1,817,000


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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pre-opening Costs

  Pre-opening costs include the direct and incremental costs incurred in connection with the commencement of each restaurant's operations, which are substantially comprised of training-related costs. Pre-opening costs were historically capitalized and amortized using the straight-line method over 12 months. During the fourth quarter of 1998, the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities"(SOP 98-5). SOP 98-5 requires companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of change in accounting principle. SOP 98-5 required the Company to expense $5,162,500 of pre-opening costs, capitalized as of December 31, 1997, during the first quarter of 1998. The expense of $5,162,500 is recorded net of a tax benefit of $1,781,000, as a Cumulative Effect of Change in Accounting Principle in the amount of $3,381,500. Additionally, in connection with the adoption of SOP 98-5, the Company expensed restaurant pre-opening costs as incurred during 1998. Quarterly financial statements for 1998 have been restated to reflect the 1998 fourth quarter adoption of SOP 98-5.

2.   Accrued Liabilities

     Accrued liabilities are comprised of the following:

                                                             September 30, 1999           December 31, 1998
                                                             ------------------           -----------------
Payroll and related costs................................            $ 5,902,126               $ 3,024,139
Taxes, other than payroll and income taxes...............              6,082,544                 5,146,592
Store closings and special charges.......................              2,725,494                 7,513,001
Other....................................................              7,833,772                 3,905,080
                                                                     -----------               -----------
                                                                     $22,543,936               $19,588,812
                                                                     ===========               ===========

  During the nine months ended September 30, 1999, store closings and special charges decreased due to payments for costs, lease rentals and other expenses related to the fourth quarter 1998 charge as well as payments for costs associated with the terminated acquisition discussed in Note 4. Additionally, a special credit was recorded during the three months ended June 30, 1999 as a reversal (i.e., additional income) of amounts originally recorded as certain lease terminations were resolved favorably in relation to amounts accrued.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  Debt

  The Company has a $110.0 million unsecured credit facility from a bank syndicate which matures in June 2000, and is available for expansion, acquisitions, and other general corporate purposes. Interest on the credit facility is generally payable quarterly at the Eurodollar rate plus a spread. The credit facility is governed by certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 1999, the Company had $58.1 million outstanding under this credit facility at an approximate interest rate of 7.8%. Amounts outstanding under the credit facility are classified as a current liability as the existing credit agreement expires in June 2000. The Company expects to renegotiate the credit agreement prior to its expiration.

  In August 1999, the Company and bank syndicate entered into an amendment which excluded the store closing and special charge of $37.6 million recorded in the fourth quarter of 1998, from substantially all of the financial covenants, permitted additional future stock repurchases of $7.0 million, and reduced the credit facility to $110.0 million. In addition, the amendment readjusts the interest rate spread to an initial amount of 225 basis points above the Eurodollar rate, but allows for future reductions in the spread to 175 basis points.

4.  Stockholders' Equity

  On November 19, 1998, the Company announced the authorization of an open market stock buy back program. This program has resulted in the Company repurchasing approximately 6,421,157 common shares (21.2% of the outstanding common stock) through October 10, 1999 for $53.0 million.

  On March 2, 1999, the Company announced the signing of a definitive merger agreement to acquire another restaurant company. The merger agreement was subsequently terminated on March 8, 1999. As a result of the termination, the Company incurred costs of $3.7 million ($2.3 million net of tax) in connection with the transaction, which was recorded as a special charge in the income statement for the three months ended March 31, 1999 (and included in the income statement for the nine months ended September 30, 1999.)

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  A reconciliation of the amounts used to compute net income per common share - diluted is as follows:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                        -------------------------     -----------------------------
                                                           1999          1998            1999             1998
                                                        -----------   -----------     ------------     ------------
Net Income............................................  $ 6,592,282   $ 7,332,273      $13,897,363      $22,880,997
                                                        ===========   ===========      ===========      ===========
Weighted Average Common Shares Outstanding............   25,600,000    30,350,000       27,233,000       29,117,000
Dilutive Common Stock Equivalents -- Stock Options....         ----          ----          534,000          583,000
                                                        -----------   -----------      -----------      -----------
Weighted Average Common and Common Equivalent Shares
 Outstanding -- Diluted...............................   25,600,000    30,350,000       27,767,000       29,700,000
                                                        ===========   ===========      ===========      ===========
Net Income Per Share -- Diluted.......................  $      0.26   $      0.24      $      0.51      $      0.77
                                                        ===========   ===========      ===========      ===========
Net Income Per Share, Before Special Charge and
 Cumulative Effect of Change in Accounting Principle
 - Diluted............................................  $      0.26   $      0.24      $      0.57      $      0.88
                                                        ===========   ===========      ===========      ===========

5.      Contingencies

        Class Action Litigation

  Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name the Company, all of its current executive officers and directors, E.A. "Al" Jaksa, Jr. (a former executive officer and director) and underwriters that participated in the Company's secondary offering in March 1998. Such lawsuits allege that the defendants violated Federal securities laws during certain periods while individually selling the Company's common stock. The plaintiffs in the above actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.  Related Party Transactions

     The Company entered into an agreement with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of Landry's, whereby, the Company would sell to 610 Loop Venture, a 4-acre undeveloped land tract at a third-party appraised value of $5.4 million (approximately $700,000 more than the original purchase price paid by the Company), and 610 Loop Venture would construct a condominium hotel/office project on the land. Such condominium project would contain, among other things, a hotel unit, owned by 610 Loop Venture, and a 4-story, 83,000 square foot office facility, which would be purchased by Landry's for a third-party appraised value of approximately $14.8 million. At the completion of the project, a condominium regime agreement will be entered into between Landry's and 610 Loop Venture, which will operate and manage the project. In May 1999, at the request of the Company, 610 Loop Venture and the Company executed an amendment to the contract delaying commencement of construction of the condominium project until April 1, 2000.
The amendment provided that the Company and 610 Loop Venture enter into a ground lease agreement with 610 Loop Venture for approximately one-third of the undeveloped tract. The ground lease agreement provides for 610 Loop Venture's development of a retail facility which is the initial phase of 610 Loop Venture's condominium project. The ground lease is for a term of five years with one option renewal period and shall terminate should 610 Loop Venture purchase the entire 4-acre undeveloped land tract. Under the terms of the ground lease, 610 Loop Venture pays the Company base rent, pro-rata real property taxes and insurance in the amount of approximately $16,000 per month.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company owns and operates full-service, casual dining seafood restaurants. As of September 30, 1999, the Company operated 144 restaurants. In addition, the Company operates three limited-menu take-out service units.

     The Company, in the fourth quarter of 1998, decided to close eleven underperforming restaurants, eight of which were closed in 1998, and three of which were closed in 1999. Store closing costs related to the write-down of associated property and equipment amounts to estimated realizable value, and anticipated costs to be incurred related to lease terminations and employee severance were recorded during the fourth quarter of 1998. In addition, the Company reevaluated its strategic growth plan, which reduced future annual new unit growth and abandoned numerous potential restaurant sites. These strategic changes resulted in a reduction in employees, the sale of a duplicate corporate asset and the abandonment of a strategic corporate transaction. The Company incurred a fourth quarter 1998 charge that aggregated $37.6 million related to all such activities. During the second quarter of 1999, the Company concluded its negotiations on five of the nine leased restaurants included in the fourth quarter special charge on a favorable basis compared to amounts previously accrued. As a result, the Company recognized a $730,000 special credit gain during the three months ended June 30, 1999. The Company is in the process of selling its leasehold or fee interest and terminating associated lease obligations for each of the remaining restaurants.

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

Cautionary Statement

     This release contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, changes in restaurant sales and development plans, changes in costs of food, labor, development and employee benefits, conditions beyond the Company's control such as weather or natural disasters, as well as general market conditions, competition, pricing, employee turnover, and the timing of opening of new restaurants and outcome of corporate litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company does not expect to update forward-looking statements continually as conditions change.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

RESULTS OF OPERATIONS

     Restaurant Profitability

     The following table sets forth the percentage relationship to revenues of certain operating data for the periods indicated:

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                          SEPTEMBER 30,
                                                  --------------------------            -------------------------
                                                     1999           1998                   1999          1998
                                                  -----------   ------------            -----------   -----------
Revenues.......................................        100.0%         100.0%                 100.0%        100.0%
Cost of sales..................................         30.8%          30.1%                  31.1%         30.2%
Restaurant labor...............................         27.6%          27.3%                  28.5%         26.2%
Other operating expenses (1)...................         22.1%          21.5%                  22.8%         20.9%
                                                       -----          -----                  -----         -----
Restaurant level profit (1)....................         19.5%          21.1%                  17.6%         22.7%

_____________________

(1)  Excludes depreciation, amortization and pre-opening expenses.

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     Revenues increased $7,157,347, or 6.5%, from $109,352,503 to $116,509,850 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The increase in revenues was primarily attributable to increases in the Company's unit average weekly sales. During the first quarter of 1999, the Company implemented a new menu change for the Joe's Crab Shack restaurants, a new manager bonus plan, and a new advertising and marketing campaign. These programs have resulted in positive revenue results. Same store sales for the three months ended September 30, 1999 were up approximately 4% from the same quarter in 1998. Average weekly sales for all stores increased approximately 4% in the third quarter of 1999, when compared to the same quarter in the prior year. While the Company's internal sales forecasts were exceeded during the second and third quarters of 1999, restaurant level cash flow margins remained below prior year margins. Management believes that the many restaurant level operational changes that were instituted will, over a longer term, provide sustained sales and profitability.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

     As a primary result of increased revenues, cost of sales increased $3,019,567, or 9.2%, from $32,916,061 to $35,935,628 in the three months ended
September 30, 1999, compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended September 30, 1999 increased to 30.8%, from 30.1% in 1998. The increase in cost of sales as a percentage of revenues reflects new menu changes, reduced menu pricing in certain markets, and higher product costs in 1999 as compared to 1998.

     Restaurant labor expenses increased $2,298,082, or 7.7%, from $29,873,491 to $32,171,573 in the three months ended September 30, 1999, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the three months ended September 30, 1999 increased to 27.6% from 27.3%. Labor costs have increased as a result many strategic and operational changes implemented by the Company. These increased labor costs may be moderated by increased sales and decreased general manager turnover.

     Other operating expenses increased $2,150,172, or 9.1%, from $23,513,687 to $25,663,859 in the three months ended September 30, 1999, compared to the same period in the prior year, as a result of increased revenues. Such expenses increased as a percentage of revenues to 22.1% in 1999 from 21.5% in 1998, as a primary result of increased insurance, marketing and customer relations expenses. The Company anticipates advertising and marketing expenses to increase as a percentage of revenues into 2000.

     During 1998 the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5). This new accounting standard requires companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of change in accounting principle. As a result of the adoption of SOP 98-5, the Company expensed $5,162,500, effective January 1, 1998, of net pre-opening costs capitalized as of December 31, 1997. Additionally, in connection with the adoption of SOP 98-5, the Company expensed $10,439,229 of restaurant pre-opening costs as incurred during 1998, including $2,614,132 in the three months ended September 30, 1998. Prior to the adoption of SOP 98-5, the Company capitalized pre-opening costs and amortized such costs over the first twelve months the applicable restaurant was open. The following is a summary of the results of operations as previously reported and as restated to reflect the adoption of SOP 98-5.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                                                          Three Months Ended            Nine Months Ended
                                                                          September 30, 1998            September 30, 1998
                                                                       --------------------------    --------------------------
                                                                                       Restated                      Restated
Selected Income Statement Amounts Restated to Reflect the              Previously         For        Previously          For
Adoption of SOP 98-5 (Pre-opening Costs)                                Reported       SOP 98-5       Reported       SOP 98-5
                                                                       -----------    -----------    -----------    -----------
*Depreciation and amortization                                         $ 7,134,434    $ 4,911,434    $19,908,524    $13,417,147

*Pre-opening expenses.                                                        ----      2,614,132           ----      7,591,692

Operating income                                                        11,463,370     11,072,238     39,871,017     38,770,702

Net income before cumulative effect of change in accounting
 principle                                                               7,588,405      7,332,273     26,983,812     26,262,497

Cumulative effect of change in accounting principle                           ----           ----           ----      3,381,500

Net income                                                               7,588,405      7,332,273     26,983,812     22,880,997

EPS

-Basic (before cumulative effect of accounting change)                 $      0.25    $      0.24    $      0.93    $      0.90

-Basic (after cumulative effect of accounting change)                  $      0.25    $      0.24    $      0.93    $      0.78

-Diluted (before cumulative effect of accounting change)               $      0.25    $      0.24    $      0.91    $      0.88

-Diluted (after cumulative effect of accounting change)                $      0.25    $      0.24    $      0.91    $      0.77

       --------------
       *Change resulting from pre-opening cost accounting change (adoption of SOP 98-5).

       Depreciation and amortization expense increased $729,726, or 14.9%, from $4,911,434 to $5,641,160 in the three months ended September 30, 1999, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment.

     General and administrative expenses increased $1,034,695, or 23.2%, from $4,451,460 to $5,486,155 in the three months ended September 30, 1999, compared to the same period in the prior year. The dollar increase resulted primarily from increased personnel, particularly field operations support staff, salaries and travel to support the Company's operations.

       Pre-opening expenses in 1999 were $789,224 as compared to $2,614,132 in 1998. The Company opened four units during the three months ended September 30, 1999.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

       The increase in net interest expense, as compared to the second quarter 1998, is primarily attributable to increased borrowings for capital expenditures, working capital and treasury stock purchases. The Company expects that the average interest rate on the credit line will be higher for the remainder of 1999 and 2000, than in 1998 and the first six months of 1999. The change in other (income) expense in the three months ended September 30, 1999, as compared to the same period in the prior year, was not deemed significant.

       Provision for income taxes decreased by $389,030 from $3,861,300 in 1998 to $3,472,270 in 1999 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes remained relatively constant.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

       Revenues increased $30,946,460, or 10.0%, from $310,436,071 to
$341,382,531 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase in revenues was primarily attributable to revenues from new restaurant openings and increases in the Company's unit average weekly sales. During the first quarter of 1999, the Company implemented a new menu change for the Joe's Crab Shack restaurants, a new manager bonus plan, and a new advertising and marketing campaign. These programs have resulted in positive revenue results. Same store sales for the nine months ended September 30, 1999 were up approximately 3% from the same
period in 1998.   Average weekly sales for all stores for the nine months ended
September 30, 1999 increased 1.6%, with increases recorded in the second and third quarters of 1999, offsetting a lesser decline in the first quarter of 1999, as compared to the same quarters in 1998.

       As a primary result of increased revenues, cost of sales increased $12,661,432, or 13.5%, from $93,664,137 to $106,325,569 in the nine months ended
September 30, 1999, compared to the same period in the prior year. Cost of sales as a percentage of revenues for the nine months ended September 30, 1999 increased to 31.1%, from 30.2% in 1998. The increase in cost of sales as a percentage of revenues reflects new menu changes, increased inefficiencies and training due to the new menu roll-out, reduced menu pricing in certain markets, and higher product costs in 1999 as compared to 1998.

       Restaurant labor expenses increased $15,816,693, or 19.5%, from $81,272,949 to $97,089,642 in the nine months ended September 30, 1999, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the nine months ended September 30, 1999 increased to 28.5% from 26.2%. In connection with a new menu roll-out and advertising and promotional campaign, the Company increased staffing levels and implemented additional training programs. In addition, to combat what the Company believed to be higher general manager turnover than normally experienced by the Company, the Company raised the base salary of substantially all of its general

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

managers by approximately $10,000 per person. These increased labor costs may be moderated by increased sales and decreased general manager turnover.

       Other operating expenses increased $12,784,879, or 19.7%, from $65,010,389 to $77,795,268 in the nine months ended September 30, 1999, compared to the same period in the prior year, as a result of increased revenues. Such expenses increased as a percentage of revenues to 22.8% in 1999 from 20.9% in 1998, as a primary result of increased advertising, marketing, customer relations expenses, and inefficiencies, costs and effects of a new menu roll-out. The Company anticipates advertising and marketing expenses to increase as a percentage of revenues into 2000.

       Depreciation and amortization expense increased $2,933,636, or 21.9%, from $13,417,147 to $16,350,783 in the nine months ended September 30, 1999, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment.

       General and administrative expenses increased $5,322,387, or 49.7%, from $10,709,055 to $16,031,442 in the nine months ended September 30, 1999, compared to the same period in the prior year. The dollar increase resulted primarily from increased personnel, particularly field operations support staff, salaries and travel to support the Company's operations.

       Pre-opening expenses in 1999 were $2,595,970 as compared to $7,591,692 in 1998. The Company opened 12 units during the nine months ended September 30, 1999.

       The special charge/(credit) reflects a store closing special credit (income) of $730,000 for the second quarter of 1999, offset by a special charge of $3,675,000 ($2,370,000 net of tax) for the first quarter of 1999 incurred in connection with the termination of a proposed acquisition.

       The increase in net interest expense in the nine months ended September 30, 1999, as compared to the same period in the prior year, is primarily attributable to increased borrowings for capital expenditures, working capital and treasury stock purchases. The change in other income was not deemed significant.

       Provision for income taxes decreased by $6,521,685 from $13,825,254 in 1998 to $7,303,569 in 1999 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes remained relatively constant.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Liquidity and Capital Resources

       For the nine months ended September 30, 1999, the capital expenditures of the Company were $41.7 million and through October 10, 1999 the Company purchased $53 million of common stock for treasury. These expenditures were funded out of existing cash balances, cash flow from operations and borrowings.

    The Company has a $110 million credit facility from a bank syndicate which expires in June 2000. The line of credit is available for expansion, acquisitions and general corporate purposes. At September 30, 1999, the Company had $58 million outstanding under this credit facility at an approximate interest rate of 7.8% and had cash and cash equivalent balances aggregating approximately $26.4 million. These borrowings were used primarily to fund capital expenditures and working capital and treasury stock purchases. Amounts outstanding under the line of credit are classified as a current liability in the Company's September 30, 1999 balance sheet, as the existing credit agreement expires within one year from that date. The Company expects to renegotiate the credit agreement prior to its expiration.

    Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $50-60 million in 1999. The Company expects that its average per unit investment, excluding real estate costs and capitalized interest costs, to approximate $2.2 million. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations. The Company currently anticipates that it will continue to purchase a portion of its new restaurant locations, which are expected to be more costly than leased locations.

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

    In furtherance of the Company's shareholder value initiatives, the Company's Board of Directors approved a $0.10 per share annual dividend, to be declared
and paid quarterly, commencing in 2000.   The Company believes that existing
cash balances, cash generated from operations and potential financing sources will be sufficient to satisfy the Company's working capital and planned capital expenditures through 2000.

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

Year 2000 Date Conversion

    The Company recognizes the need to ensure that its operation will not be adversely impacted by Year 2000 software failures. The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive data by the Company's computerized information systems. In 1998, the Company began to evaluate, test and modify its computer information systems to ensure proper processing of transactions relating to the Year 2000 and beyond. Since all of the Company's critical business information systems are vendor-supported software packages, this remediation process involves performing normal software upgrades and some related hardware upgrades on those vendor supported systems that are not already Year 2000 compliant. The Company expects to complete the required upgrades and modifications by the end of November 1999.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

    The amount charged to expense as well as the amounts anticipated to be charged to expense related to the Year 2000 computer compliance modifications have not been, and are not expected to be, material to the Company's financial position, results of operations or cash flows.

    The Company is taking steps to resolve Year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business. However, there can be no guarantee that the systems of other entities will be converted on a timely basis.

    The Company believes that in an emergency, it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to provide information reporting to maintain satisfactory control of the business. Should the Company have to utilize manual systems, it is uncertain that it could maintain the same level of operations, and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on this situation and will develop such contingency plans as are required by the changing environment.

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

     Interest Rate Risk

       Total debt at September 30, 1999, included $58.0 million of floating-rate debt attributed to bank credit facility borrowings at an average interest rate of 7.8%. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. As a result of an amendment to the Credit Line Agreement in August 1999, the interest rate spread increased to 225 basis points over the Eurodollar rate, and the Company's interest expense for the remainder of 1999 and 2000, will increase accordingly.

       At September 30, 1999, the Company's floating-rate debt had a book value and a fair market value of $58.0 million. The floating-rate debt will mature in June 2000.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Class Action Litigation

     Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name the Company, all of its current executive officers and directors, E.A. "Al" Jaksa, Jr. (a former executive officer and director) and underwriters that participated in the Company's secondary offering in March of 1998. Each suit, purported to be on behalf of persons who purchased Company stock from December 19, 1997 through June 23, 1998, or from December 19, 1997 through September 18, 1998, alleges that the defendants violated Federal securities laws during certain periods while individually selling the Company's common stock. The plaintiffs in the above actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

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

         27.1 FINANCIAL DATA SCHEDULE

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            Landry's Seafood Restaurants, Inc.
                            (Registrant)


                            ---------------------------------------
                            /s/ Tilman J. Fertitta
                            Tilman J. Fertitta
                            Chairman of the Board of Directors
                            President and Chief Executive Officer
                            (Principal Executive Officer)



                            ---------------------------------------
                            /s/ Paul S. West
                            Paul S. West
                            Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)



Dated: November 15, 1999