Form 10-K
period 1999-12-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 2000-03-06
CIK 908652

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

For the fiscal year ended December 31, 1999    Commission file number 000-22150

                               ----------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          (Exact name of the registrant as specified in its charter)

              DELAWARE                                 76-0405386
                                          (I.R.S. Employer Identification No.)
      (State of incorporation)


        1400 POST OAK BLVD.,
             SUITE 1010
          HOUSTON, TX 77056                          (713) 850-1010
   (Address of principal executive           (Registrant's telephone number)
              offices)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON SHARES, PAR VALUE $.01 PER SHARE
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $138,500,000 as of February 29, 2000, based on the New York Stock Exchange closing price on that date. For this purpose, all shares held by officers and directors of the registrant are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrants.

  The number of shares outstanding of the registrant's common stock is 24,824,121 as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders, to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Commission within 120 days after December 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                               TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
 PART I.

    Item 1.   Business..............................................      2

    Item 2.   Properties............................................      7

    Item 3.   Legal Proceedings.....................................      8

    Item 4.   Submission of Matters to a Vote of Security Holders...      8

 PART II.

    Item 5.   Market For the Registrant's Common Stock and Related
              Stockholder Matters...................................      9

    Item 6.   Selected Financial Data...............................     10

    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................     11

    Item 7.A. Quantitative and Qualitative Disclosures about Market
              Risk..................................................     18

    Item 8.   Financial Statements and Supplementary Data...........     18

    Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................     18

 PART III.

    Item 10.  Directors and Executive Officers of the Registrant....     19

    Item 11.  Executive Compensation................................     19

    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management............................................     19

    Item 13.  Certain Relationships and Related Transactions........     19

 PART IV.

    Item 14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K...........................................     19

    SIGNATURES.......................................................    35
    EXHIBIT INDEX....................................................    36
    EXHIBITS.........................................................

  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of food, retail merchandise, labor, employee turnover and employee benefits, the ability of the Company to acquire prime locations at acceptable lease or purchase terms, seasonality of results, ability to make projected capital expenditures, store unit sales and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. In addition, there is no assurance that the proposed acquisition of Rainforest Cafe, Inc. will actually be consummated, whether Landry's management will be able to smoothly integrate Rainforest operations and business, or whether store sales declines of Rainforest can be mitigated to maintain the Company's existing business and achieve reasonable financial results. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  The Company owns and operates full-service, mid-priced, casual dining, seafood restaurants located in 26 states, under the restaurant divisional names "Joe's Crab Shack," "Landry's Seafood House," and "Crab House." As of February 29, 2000, the Company operated 152 full service restaurants, including 98 Joe's Crab Shack restaurants, 39 Landry's Seafood House division restaurants and 15 The Crab House restaurants. In addition, the Company operates three limited-menu take-out service units. Management believes that the Company's restaurants appeal to a broad range of customers by offering generous portions of fresh seafood and excellent service in a high-energy environment at an attractive price-value relationship. The first Landry's Seafood House restaurant opened in 1980. In 1988, Mr. Tilman J. Fertitta acquired sole ownership of the two existing Landry's restaurants. The first Joe's Crab Shack was acquired by the Company in 1994. Following his 1988 acquisition, Mr. Fertitta instituted: (i) new financial, accounting and reporting systems; (ii) financial incentives for employees; (iii) a system for training, supervising and retaining employees; (iv) a program for hiring top management personnel; (v) a site selection and growth strategy; and (vi) an operating philosophy emphasizing customer service and quality control. As a result of the implementation of these programs, profitability increased substantially, and the Company commenced an expansion program which resulted in the opening of approximately 150 restaurants from 1993 through the third quarter of 1998. Beginning in the fourth quarter of 1998, the Company reduced the pace of its expansion to 12 to 15 restaurants annually and closed eleven underperforming restaurants. During 1999, the Company implemented a new menu for the Joe's Crab Shack restaurants, a new manager bonus program and a new advertising and marketing campaign resulting in positive revenue growth and consistent improvement in restaurant level margins (see "Expansion Strategy").

  On February 9, 2000, the Company announced it had entered into an agreement to acquire all of the outstanding shares of Rainforest Cafe, Inc. (Rainforest). Rainforest operates 28 restaurants in the United States and has franchise agreements and/or ownership interests in ten restaurants outside the United States. Consummation of the transaction is subject to a number of conditions, including approval by the stockholders of Rainforest.

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

    High Profile Restaurant Locations. The Company's site selection strategy is to locate a substantial number of its restaurants in markets which provide a balanced mix of tourist, convention, business, and residential clientele. A variety of factors are analyzed in the site selection process, including local market demographics, site visibility, aesthetics (including waterfront views) and accessibility and proximity to significant generators of potential customers such as major retail centers, office complexes, hotel concentrations, convention and entertainment complexes, historical areas and entertainment facilities (stadiums, arenas, theaters, etc.). Management believes that this strategy results in a high volume of new and repeat customers and provides the Company with increased name recognition in new markets. The Company's current restaurants are located in areas that satisfy the Company's site selection strategy.

    Commitment to Attracting and Retaining Quality Employees. By providing extensive training and attractive compensation, the Company fosters a strong corporate culture and encourages a sense of personal commitment from its employees. The Company has a monthly cash bonus program for each restaurant's management team pursuant to which management believes restaurant managers typically earn bonuses equal to between 15% and 25% of their total cash compensation. The Company has historically utilized a program of extensive background checks for prospective management employees (including criminal checks, credit checks and drug screening).

EXPANSION STRATEGY

  From 1990 through the latter half of 1998, the Company pursued an accelerated expansion strategy through the opening of new restaurants or the conversion of existing restaurants. The Company opened 38 units in 1998. However, in the latter part of 1998, as a result of declining average weekly sales and increases in restaurant management turnover, the Company's per unit profitability decreased. In addition, in the fourth quarter of 1998, the Company announced a loss of $23,200,000 and a program to close several restaurants with marginal performance. In 1999, the Company opened 13 restaurants. The 1999 restaurant development was reduced from previous years' strategy as the Company believed that an increased focus on the Company's existing operations was prudent. In 2000, the Company plans to open up to 15 or 16 restaurants, of which five were opened by February 29, 2000. The number of restaurants actually opened will vary depending upon, among other things, the Company's ability to locate suitable restaurant sites, the Company's ability to obtain satisfactory lease or purchase arrangements for its restaurant locations, the availability of funds to construct and open such restaurants, the Company's ability to obtain on a timely basis all necessary governmental permits to construct and operate such restaurants, the Company's ability to adequately manage the construction or conversion of such restaurants, the Company's ability to hire, train and retain skilled management and other restaurant personnel, general economic conditions and the stability in per unit sales of the Company's existing restaurants. The Company plans to continue its expansion principally through the opening of new restaurants. From time-to-time, the Company will evaluate the strategic acquisition of existing restaurants. The Company will also consider the conversion of existing restaurants to another one of its restaurant concepts.

  On February 9, 2000, the Company announced it had entered into an agreement to acquire all of the outstanding shares of Rainforest Cafe, Inc.
(Rainforest). Rainforest operates 28 restaurants in the United States and has franchise agreements and/or ownership interests in ten restaurants outside the United States.

Consummation of the transaction is subject to a number of conditions, including approval by the stockholders of Rainforest.

  The Company plans to focus expansion efforts primarily in the United States, although the Company has and will continue to develop or acquire restaurants in cities outside of this area. Further development of locations in an existing market is likely to occur where management believes the area can effectively support additional quality seafood restaurants. In connection with this expansion effort, the Company's primary growth will utilize the Joe's Crab Shack concept, although additional restaurants will be built in the Landry's Seafood House and The Crab House divisions of the Company. The Company believes that the increased consumption of seafood due to its taste, variety and perceived health advantages, combined with the excellent unit economics of its restaurants, support the Company's decision to concentrate its expansion efforts on quality seafood restaurants in strategically targeted markets. The Company has designated a team of employees that are responsible for opening new restaurant locations, including kitchen personnel and other individuals who are trained as hosts, waiters, floor managers and bartenders. The Company has enhanced its management-training program to enable assistant general managers to be promoted to general managers and in efforts to lower the Company's staff turnover rates. The Company believes that through its training program and the hiring of outside personnel it will be able to support its expansion strategy.

RESTAURANT LOCATIONS

  The Company's restaurants range in size from 5,000 square feet to 16,000 square feet, with the average restaurant approximating 8,000 square feet. The restaurants generally have dining room floor seating for approximately 215 customers, many with patio seating on a seasonal basis, and bar seating for approximately 10 to 20 additional customers.

  The following table provides information with respect to the states in which the Company's existing full service restaurants were open as of February 29, 2000:

                         NUMBER
                           OF
STATE                    UNITS
-----                    ------
Alabama.................    4
Arizona.................    4
California..............    4
Colorado................    6
Florida.................   17
Georgia.................    3
Illinois................    5
Indiana.................    5
Kansas..................    1
Kentucky................    2
Louisiana...............    4
Maryland................    2
Michigan................    4
Minnesota...............    2

                         NUMBER
                           OF
STATE                    UNITS
-----                    ------
Mississippi.............    1
Missouri................    3
Nevada..................    3
New Jersey..............    2
New Mexico..............    1
North Carolina..........    4
Ohio....................    7
Oklahoma................    2
South Carolina..........    7
Tennessee...............    5
Texas...................   50
Virginia................    4
                          ---
Total...................  152
                          ===

The Company is also the developer and operator of the Kemah Boardwalk south of Houston, Texas. The Kemah Boardwalk is a forty acre development, largely owned fee simple by the Company, that includes eight restaurants, a hotel, retail shops, amusement attractions, and a marina the majority of which are owner-operated by Landry's Seafood Restaurants, Inc.

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

  The Company's restaurants emphasize a complete dining experience, and, accordingly, full liquor service is available. Alcoholic beverages are primarily served to complement meals, with sales of alcoholic beverages accounting for approximately 15.4% of the Company's revenues in 1999. The Company's restaurants generally serve both lunch and dinner. The average dinner entree menu price for the Company's restaurants is between $11 and $13, excluding menu entree items which are priced daily "at market," based on cost and availability to the Company's restaurants. At certain of the Company's restaurants there is a separate lunch menu with reduced prices on selected entrees.

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

  The management staff of a typical Company restaurant consists of a five-person management team (one general manager, two kitchen managers, and two floor managers) with the general manager having overall responsibility for restaurant operations. The general managers typically have been promoted after training in all areas of restaurant level management within the Company. The kitchen managers in each restaurant supervise kitchen operations, which allows the general managers to spend most of their time in the dining area of the restaurant supervising the staff and providing service to customers. Each restaurant management team is eligible to receive monthly incentive bonuses. These employees typically earn between 15% and 25% of their total cash compensation under this program. In addition, restaurant general managers are typically entitled to participate in the Company's stock option plans, although the Company is currently moving away from this practice.

  The Company has historically spent considerable effort in screening prospective employees and training and developing employees, allowing it to promote from within. The Company requires each employee to participate in a formal training program that utilizes departmental training manuals, examinations and a scheduled evaluation process. Newly hired waitstaff are required to spend from 5 to 10 days in training before they serve customers. The Company has historically utilized a program of extensive background checks for prospective management employees, such as criminal checks, credit checks, and drug screening. Management training encompasses three general areas including: (i) all service positions; (ii) management accounting, personnel management, and dining room and bar operations; and (iii) kitchen management, which entails food preparation and quality controls, cost controls, training, ordering and receiving, and sanitation operations. Due to the Company's enhanced training program, management training customarily lasts approximately 8 to 12 weeks, depending upon the trainee's prior experience and performance relative to the Company's objectives. As the Company expands, it will need to hire additional management personnel and its continued success will depend in large part on its ability to attract, train, and retain quality management employees.

  As of December 31, 1999, there were approximately 55 individuals involved in regional management functions. As the Company grows, it plans to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within those geographic regions. The Company plans to promote experienced restaurant level management personnel to serve as future regional managers as well as hire needed personnel from outside the Company.

  As of December 31, 1999, the Company employed approximately 10,530 persons, of whom approximately 770 were restaurant managers or manager-trainees, approximately 200 were salaried corporate and administrative employees, approximately 55 were operations regional management employees, approximately 40 were development and construction employees and the rest were hourly employees. Each restaurant employs an average of approximately 60 to 100 people, depending on seasonal needs. The Company believes that its management level employee turnover for 1999 was within industry standards, and that its general manager turnover was lower in 1999 in comparison to 1998. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with employees to be satisfactory.

CUSTOMER SATISFACTION

  The Company is committed to providing its customers prompt, friendly, efficient service, keeping table-to-waitstaff ratios low and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality. Through the use of comment cards and a 1-800-telephone number, senior management receives valuable feedback from customers and through prompt responses demonstrates a continuing interest in customer satisfaction. The Company emphasizes availability of the items on its menu, and if an item is in short supply, restaurant level management is expected to use its initiative to procure the item immediately.

PURCHASING

  The Company strives to obtain consistent quality items at competitive prices from reliable sources. The Company continually researches and surveys various products in an effort to obtain the highest quality products possible and to be responsive to changing customer tastes. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products while obtaining the lowest possible prices for the required quality, each restaurant's management team determines the daily quantities of food items needed and orders such quantities from major suppliers at prices often negotiated directly by the Company's corporate office.

  The Company currently uses many suppliers for obtaining its seafood products in order to maintain the freshness and quality required by the Company, all of which are available on short notice from qualified suppliers. For non-seafood items, the Company generally uses one national distributor in order to achieve certain cost efficiencies, but such items are available on short notice from alternative qualified suppliers. The Company has not experienced any significant delays in receiving its food and beverage products, restaurant supplies or equipment.

ADVERTISING AND MARKETING

  The Company employs a marketing strategy that utilizes frequent, high profile advertising in order to attract new customers and establish a high level of name recognition. The Company has historically relied primarily on word-of-mouth publicity, billboards with distinctive graphics, travel and hospitality magazines and print advertising. However, during 1999, the Company expanded its use of television and radio commercials. The Company uses multiple billboards on highways leading to its restaurants to direct potential customers from the highways to the restaurants, as well as to build name recognition within each market. The Company's advertising expenditures for 1999 were approximately 2.0% of revenues. The Company expects that future advertising and marketing expenses will increase as a percentage of revenues and that the Company will utilize more television and radio advertising.

RESTAURANT REPORTING

  Financial controls are maintained through management of an accounting and management information system that is implemented at the restaurant level. Administrative and management staff prepare daily reports of cash, deposits, sales, sales mix, labor, and customer counts. Physical inventories of food, beverage and supply items are taken weekly. Weekly and monthly costs of sales and profit and loss statements are compiled by the Company's accounting department and provided to the restaurant and regional managers for analysis and comparison to the Company's budgets. The Company closely monitors sales, costs of sales, labor and restaurant trends. Weekly sales data is used by management to detect trends from location to location and negative trends are immediately investigated and remedied where possible. The Company purchases food carefully and, through tight controls, keeps food and beverage waste and theft to a minimum. Management believes that its current systems are adequate for its planned expansion strategy.

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

COMPETITION

  The restaurant industry is intensely competitive with respect to price, service, the type and quality of food offered, location and other factors. The Company has many well-established competitors, both seafood and non-seafood, with substantially greater financial resources and a longer history of operations than the Company. The Company competes with both locally owned seafood and non-seafood restaurants, as well as national and regional seafood and non-seafood restaurant chains, some of which may be better established in the Company's existing and future markets. In particular, Red Lobster, a national seafood restaurant chain, operates approximately 700 seafood restaurants nationwide, many of which operate in the Company's existing and future markets. The Company also competes with other restaurant and retail establishments for sites. Changes in customer tastes, economic conditions, demographic trends and the location, number of, and type of food served by competing restaurants could adversely affect the Company's business as could a shortage of experienced management and hourly employees. Management believes its restaurants enjoy a high level of repeat business and customer loyalty due to high food quality, comfortable atmosphere, and friendly efficient service.

INFORMATION AS TO CLASSES OF SIMILAR PRODUCTS OR SERVICES.

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food, beverages and complementary retail goods to the general public through company-owned and company-operated restaurants. The Company currently has no operations outside the continental United States. However, Rainforest has franchise agreements and/or ownership interests in ten restaurants outside the United States.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

  For information concerning the location of the Company's restaurants see
Item 1. Business--Restaurant Locations.

ITEM 3. LEGAL PROCEEDINGS

 Class Action Litigation

  Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name the Company, all of its current executive officers and directors, E.A. "Al" Jaksa, Jr. (a former executive officer and director) and underwriters that participated in the Company's offering of Common Stock in March 1998. Such lawsuits allege that the defendants violated Federal securities laws during certain periods while individually selling the Company's common stock. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

 General Litigation

  The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS

PRICE RANGE OF COMMON STOCK

  The Company effected its initial public offering of Common Stock on August 18, 1993, at a price to the public of $6.00 per share (adjusted for the Company's 2-for-1 stock split effected in June 1995). The Common Stock traded on the NASDAQ National Market from August 18, 1993 through December 13, 1999. Effective December 14, 1999, the Company's common stock began trading on the New York Stock Exchange under the symbol "LNY." As of February 28, 2000, there were approximately 3,000 stockholders of record of the Common Stock.

  The table below sets forth, for the periods indicated, the high and low sale prices as reported on the NASDAQ National Market for the Common Stock from January 1, 1998, through December 13, 1999, and as reported on the New York Stock Exchange beginning December 14, 1999.

                                                                   HIGH   LOW
                                                                  ------ ------
   1998
     First Quarter............................................... $31.69 $21.25
     Second Quarter..............................................  31.13  16.50
     Third Quarter...............................................  19.00   6.56
     Fourth Quarter..............................................   9.50   5.19
   1999
     First Quarter............................................... $ 8.06 $ 4.66
     Second Quarter..............................................  10.88   6.06
     Third Quarter...............................................   9.00   6.75
     Fourth Quarter..............................................   9.50   7.88
   2000
     First Quarter (through February 28, 2000)................... $10.13 $ 6.50

DIVIDEND POLICY

  During the fourth quarter of 1999, the Company's Board of Directors authorized an annual $0.10 per share dividend, to be declared and paid quarterly with anticipation that such dividends would be declared commencing in 2000 and thereafter. The actual declaration and payment of cash dividends, commencing in 2000, will depend upon the Company's actual earnings levels, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors. Pursuant to the Company's revolving credit facility with a group of banks headed by Bank of America, the Company is restricted from paying cash dividends in an amount not to exceed 15% of the Company's net income for the previous fiscal year.The Company's revolving credit facility is being renegotiated.

STOCK REPURCHASE

  On November 19, 1998, the Company announced the authorization of an open market stock buy back program. This program, which continued until December 31, 1999, resulted in the Company repurchasing approximately 6,400,000 shares of Common Stock for approximately $53,000,000.

ITEM 6. SELECTED FINANCIAL DATA

  The following table contains selected consolidated financial data for each of the past five fiscal years. All numbers are in thousands, except per share data.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                    YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------
                          1995(1)     1996        1997      1998        1999
                          --------  --------    --------  --------    --------
INCOME STATEMENT DATA
Revenues:
 Restaurant.............  $149,737  $232,597    $311,673  $399,548    $438,986
 Processing plant.......     7,883     3,510          --        --          --
                          --------  --------    --------  --------    --------
   Total revenues.......  $157,620  $236,107    $311,673  $399,548    $438,986
Operating costs and
 expenses:
 Cost of sales..........    47,978    72,304      95,639   121,082     136,321
 Restaurant labor.......    38,595    60,249      80,837   107,976     125,566
 Other restaurant
  operating expenses....    31,662    51,077      66,227    86,319     101,563
 General and
  administrative
  expenses..............     8,437     9,447      10,517    15,222      21,354
 Depreciation and
  amortization..........     7,817    12,978      17,080    18,687      22,230
 Restaurant pre-opening
  expenses..............        --        --          --    10,439(3)    3,764
 Store closings and
  special charges.......        --        --          --    37,632(4)    2,945(5)
 Merger costs...........        --    25,971(2)       --        --          --
 Processing plant cost
  of sales and
  operating expenses....     7,686     3,857          --        --          --
                          --------  --------    --------  --------    --------
   Total operating costs
    and expenses........   142,175   235,883     270,300   397,357     413,743
Operating income........    15,445       224(2)   41,373     2,191      25,243
Other (income) expense:
 Interest (income)
  expense, net..........    (1,604)   (2,379)     (1,063)   (1,625)      1,965
 Other, net.............        55       318        (394)     (843)       (178)
                          --------  --------    --------  --------    --------
   Total other (income)
    expense.............    (1,549)   (2,061)     (1,457)   (2,468)      1,787
Income before income
 taxes and cumulative
 effect of accounting
 change.................    16,994     2,285(2)   42,830     4,659      23,456
Provision for income
 taxes..................     5,946       779      15,400     1,607       8,080
                          --------  --------    --------  --------    --------
Income before cumulative
 effect of accounting
 change.................    11,048     1,506(2)   27,430     3,052      15,376
Cumulative effect of
 accounting change, net
 of tax.................        --        --          --     3,382(3)       --
                          --------  --------    --------  --------    --------
Net income (loss).......  $ 11,048  $  1,506(2) $ 27,430  $   (330)   $ 15,376
                          ========  ========    ========  ========    ========
Net income before
 special charges, merger
 costs and accounting
 change.................    11,048    18,647      27,430    27,701      17,305
                          ========  ========    ========  ========    ========
Earnings (loss) per
 share information:
Basic
 Net income before
  cumulative effect of
  accounting change.....  $   0.58  $   0.06    $   1.07  $   0.10    $   0.58
 Cumulative effect of
  accounting change,
  net of tax............        --        --          --     (0.11)         --
                          --------  --------    --------  --------    --------
 Net income (loss)......  $   0.58  $   0.06(2) $   1.07  $  (0.01)   $   0.58
                          ========  ========    ========  ========    ========
Net income before
 special charges, merger
 costs and accounting
 change.................      0.58      0.80        1.07      0.94        0.65
                          ========  ========    ========  ========    ========
 Weighted average
  number of common
  shares outstanding....    19,051    23,360      25,518    29,400      26,675

Diluted
 Net income before
  cumulative effect of
  accounting change.....  $   0.57  $   0.06    $   1.03  $   0.10    $   0.57
 Cumulative effect of
  accounting change,
  net of tax............        --        --          --     (0.11)         --
                          --------  --------    --------  --------    --------
 Net income (loss)......  $   0.57  $   0.06(2) $   1.03  $  (0.01)   $   0.57
                          ========  ========    ========  ========    ========
Net income before
 special charges, merger
 costs and accounting
 change.................      0.57      0.77        1.03      0.93        0.64
                          ========  ========    ========  ========    ========
 Weighted average
  number of common
  shares and
  common share
  equivalents
  outstanding...........    19,300    24,100      26,600    29,900      27,025
BALANCE SHEET DATA (AT
 END OF PERIOD)
Working capital.........  $ 11,279  $ 64,377    $ 35,058  $ 43,960    $(50,570)(6)
Total assets............   187,866   281,199     382,281   489,949     496,726
Short-term notes payable
 and current portion of
 long-term notes and
 other obligations......     2,677       492          72        82      68,093(6)
Long-term notes and
 other obligations,
 noncurrent.............    16,204       221      50,235    35,153          60
Stockholders' equity....  $144,791  $256,447    $296,738  $408,672    $377,348



--------
(1) On August 9, 1996, the Company acquired Bayport Restaurant Group, Inc. ("Bayport") pursuant to a merger transaction (the "Bayport Merger"). The Bayport Merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company include the accounts and operations of Bayport for all periods represented.
(2) In connection with the Bayport Merger, the Company incurred certain merger costs. Without giving effect to such merger costs, the Company's income before income taxes, net income, and net income per share (diluted) would have been approximately $28,257, $18,000 and $0.75, respectively.

(3) During 1998, the Company early adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", requiring the expensing of pre-opening costs as incurred. Additionally, net pre-opening costs capitalized at December 31, 1997 were required to be expensed effective January 1, 1998 as a cumulative effect of a change in accounting principle. The Company had previously capitalized pre-opening costs and amortized such costs over the first 12 months the applicable restaurants were open. Pre-opening amortization expense was approximately $1,956, $3,244 and $4,667 in 1995, 1996 and 1997, respectively.
(4) The Company incurred $37,632 in store closings and special charges in the fourth quarter of 1998. These charges provided an estimated income tax benefit of $13,000. These charges were the result of the Company's decision during the fourth quarter of 1998 to close eleven underperforming restaurants, the Company's decision not to renew a restaurant lease upon option renewal and changes in the Company's strategic growth plan.
(5) The Company incurred $2,945 in store closings and special charges during 1999. The charges were the net result of $3,675 in transaction costs as the result of a terminated merger agreement during the first quarter of 1999 and the reversal of an accrual (income) of $730,000 related to favorably settling lease terminations during the second quarter of 1999.
(6) The Company's line of credit matures in June 2000 and is therefore classified as a current liability. The Company is currently in the process of negotiating a new credit facility. The negotiations are proceeding according to schedule and the Company expects the new credit facility to be in place during the second quarter of 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  The Company owns and operates full-service, casual dining seafood restaurants. As of February 29, 2000, the Company operated approximately 152 restaurants. In addition, the Company operates three limited menu take-out service units.

  On February 9, 2000, the Company announced it had entered into an agreement to acquire all of the outstanding shares of Rainforest Cafe, Inc. (Rainforest). Rainforest operates 28 restaurants in the United States and has franchise agreements and/or ownership interest in 10 restaurants outside the United States. Consummation of the transaction is subject to a number of conditions, including approval by the shareholders of Rainforest.

  In the fourth quarter of 1998, the Company decided to close eleven underperforming restaurants, eight of which were closed in 1998, and three of which were closed in 1999. Store closing costs related to the write-down of associated property and equipment to estimated realizable value, and anticipated costs to be incurred related to lease terminations and employee severance were recorded during the fourth quarter of 1998. In addition, the Company reevaluated its strategic growth plan which reduced future unit growth and abandoned numerous potential restaurant sites. These strategic changes resulted in a reduction in employees, the sale of a duplicate corporate asset and the abandonment of a strategic corporate transaction. The Company incurred a fourth quarter 1998 charge that aggregated $37,600,000 related to all such activities. During the second quarter of 1999, the Company concluded its negotiations on certain restaurants included in the fourth quarter special charge on a favorable basis compared to amounts previously accrued. As a result, the Company recognized a $730,000 special credit during the three months ended June 30, 1999. The Company is in the process of selling its leasehold interests and terminating associated lease obligations for the remaining restaurants. In January 2000, an additional property was exited at terms approximating estimated amounts.

  Store closing and special charges and credits include management's estimate of costs which will be incurred in future periods based on various factors. Such factors could change, resulting in additional costs or credits in future periods. The net realizable value of the property held for sale, of approximately $2,758,000 is included in other current assets at December 31, 1999.

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

  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of food, retail merchandise, labor, employee turnover and employee benefits, the ability of the Company to acquire prime locations at acceptable lease or purchase terms, seasonality of results, ability to make projected capital expenditures, store unit sales and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. In addition, there is no assurance that the proposed acquisition of Rainforest Cafe, Inc. will actually be consummated, whether Landry's management will be able to smoothly integrate Rainforest operations and business, or whether store sales declines of Rainforest can be mitigated to maintain the Company's existing business and achieve reasonable financial results. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS

 Restaurant Profitability

  The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1997   1998   1999
                                                            -----  -----  -----
      Restaurant revenues.................................. 100.0% 100.0% 100.0%
      Restaurant cost of sales.............................  30.7   30.3   31.1
      Restaurant labor.....................................  25.9   27.0   28.6
      Other restaurant operating expenses (1)..............  21.2   21.6   23.1
                                                            -----  -----  -----
      Restaurant level profit (1)..........................  22.2%  21.1%  17.2%
                                                            =====  =====  =====

--------
(1) Excludes depreciation, amortization and pre-opening expenses.

 Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

  Revenues increased $39,438,160, or 9.9%, from $399,548,083 to $438,986,243 for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in revenues was primarily attributable to revenues from new restaurant openings and increases in the Company's unit average weekly sales. During the first quarter of 1999, the Company implemented a new menu for the Joe's Crab Shack restaurants, a new manager bonus plan, and a new advertising and marketing campaign. These programs created positive revenue growth. Same store sales for the twelve months ended December 31, 1999 were up approximately 3.6% from the same period in 1998. Average weekly sales for all stores for the twelve months ended December 31, 1999 increased 2.8%, with increases recorded in the second, third and fourth quarters of 1999, offsetting a decline in the first quarter of 1999.

  As a primary result of increased revenues, cost of sales increased $15,239,784, or 12.6%, from $121,081,247 to $136,321,031 in the year ended
December 31, 1999, compared to the prior year. Cost of sales as a percentage of revenues for the year ended December 31, 1999 increased to 31.1%, from 30.3% in 1998. The increase in cost of sales as a percentage of revenues primarily reflects menu changes, reduced menu pricing in certain markets, and higher product costs in 1999 as compared to 1998.

  Restaurant labor expenses increased $17,590,047, or 16.3%, from $107,976,294 to $125,566,341 in the year ended December 31, 1999, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the twelve months ended December 31, 1999 increased to 28.6% from 27% in 1998. In connection with the new menu roll-out and a new advertising and promotional campaign, the Company increased staffing levels and implemented additional training programs. In addition, to counteract what the Company believed to be higher general manager turnover than historically experienced, the Company raised the base salary of substantially all of its general managers by approximately $10,000 a person during the fourth quarter of 1998.

  Other restaurant operating expenses increased $15,243,653, or 17.7%, from $86,319,234 to $101,562,887 in the year ended December 31, 1999, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 23.1% in 1999 from 21.6% in 1998, as a primary result of increased advertising, marketing, insurance, customer relations expenses, and the costs of the new menu roll-out. The Company anticipates advertising and marketing expenses to increase as a percentage of revenues into 2000.

  Depreciation and amortization expense increased $3,543,254, or 19%, from $18,686,508 to $22,229,762 in the year ended December 31, 1999, compared to the year ended December 31, 1998. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment.

  General and administrative expenses increased $6,131,226, or 40.3%, from $15,222,384 to $21,353,610 in the year ended December 31, 1999, compared to the prior year, and increased as a percentage of revenues to 4.9% from 3.8%. The dollar increase resulted primarily from increased personnel, particularly field operations support staff, salaries and travel to support the Company's operations. The Company expects that the future rate of increase of general and administrative expenses will moderate in comparison to revenue increases.

  The increase in net interest expense in the twelve months ended December 31, 1999, as compared to the same period in the prior year, is primarily attributable to increased borrowings for capital expenditures, working capital and treasury stock purchases, and increases in the weighted average borrowing rates under the Company's revolving credit facility. The change in other income was not deemed significant.

  Provision for income taxes increased by $6,472,978 from $1,607,254 in 1998 to $8,080,232 in 1999 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes remained consistent at 34.5%.

  For the twelve months ended December 31, 1999 store closings and special charges of $2,945,000 represents the net of a $730,000 reversal (income) of estimated costs relating to favorably settling lease obligations of certain closed stores recorded during the second quarter of 1999 and $3,675,000 of expenses incurred related to an abandoned merger transaction during the first quarter of 1999.

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

  As a primary result of increased revenues, cost of sales increased $25,441,811, or 26.6%, from $95,639,436 to $121,081,247 in the year ended
December 31, 1998, compared to the prior year. Cost of sales as a percentage of revenues for the year ended December 31, 1998 decreased to 30.3%, from 30.7% in 1997. The decrease in cost of sales as a percentage of revenues reflects improved vendor pricing and good inventory management controls in 1998.

  Restaurant labor expenses increased $27,139,240, or 33.6%, from $80,837,054 to $107,976,294 in the year ended December 31, 1998, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the year ended December 31, 1998 increased 1.1% from 25.9% to 27.0%. The Company continues to experience labor cost pressures attributable in part to increases in federally mandated minimum wages and the tightening of the restaurant manager job market. In addition, to counteract what the Company believed to be higher general manager turnover than normally experienced by the Company, the Company raised the base salary of substantially all of its general managers by approximately $10,000 a person during the fourth quarter of 1998.

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

                                                            PREVIOUSLY
   3 months ended:                                           REPORTED  RESTATED
   ---------------                                          ---------- --------
   March 31, 1998
     Operating income......................................  $11,347   $11,507
     Net income before cumulative effect of change in
      accounting principle.................................    7,751     7,854
     Net income............................................    7,751     4,473
     EPS
      --Basic (before cumulative effect of accounting
       change).............................................  $  0.29   $  0.29
      --Basic (after cumulative effect of accounting
       change).............................................  $  0.29   $  0.17
      --Diluted (before cumulative effect of accounting
       change).............................................  $  0.28   $  0.28
      --Diluted (after cumulative effect of accounting
       change).............................................  $  0.28   $  0.16
   June 30, 1998
     Operating income......................................  $17,060   $16,191
     Net income............................................   11,644    11,075
     EPS--basic............................................  $  0.38   $  0.37
     EPS--diluted..........................................  $  0.38   $  0.36
   September 30, 1998
     Operating income......................................  $11,463   $11,072
     Net income............................................    7,588     7,332
     EPS--basic............................................  $  0.25   $  0.24
     EPS--diluted..........................................  $  0.25   $  0.24


  Depreciation and amortization expense for amounts other than pre-opening expense increased $6,274,204, or 50.5%, from $12,412,304 to $18,686,508 in the year ended December 31, 1998, compared to the year ended December 31, 1997. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment. Depreciation and amortization as a percentage of revenues for the year ended December 31, 1998 increased to 4.7% from 3.9%.

  Pre-opening amortization expense in 1997 was $4,667,078. In 1998, the Company expensed pre-opening expenses as incurred due to the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Company incurred $10,439,229 in pre-opening expenses in 1998 and $3,764,000 during 1999.

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

                                                                     CHARGE IN
                                                                        4TH
                                                                      QUARTER
                                                                       1998
                                                                    -----------
Closure of restaurants and decision not to renew lease:
  Write down of property, equipment, leasehold interests and other assets to estimated net realizable value........................ $25,815,000
  Estimated lease termination costs and employee severance on
   closed restaurants..............................................   7,634,000
Charges associated with the changes in the Company's strategic growth plan:
  Abandonment of restaurant development sites and Company plans to
   build a stand- alone office complex in Houston, Texas...........   2,910,000
  Employee severance and separation costs related to a reduction in
   future restaurant unit growth...................................     303,000
  Loss on sale of a duplicate corporate asset......................     400,000
  Costs associated with abandoned corporate transaction............     570,000
                                                                    -----------
    Total.......................................................... $37,632,000
                                                                    ===========

  Store closing and special charges include management's estimate of costs which will be incurred in future periods based on various factors. Such factors could change resulting in additional costs in future periods. The Company expects the majority of cash payments to occur through 1999. The net realizable value of the property, equipment and leasehold interests held for sale, of approximately $3,443,000, is included in other current assets at December 31, 1998.

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

 Liquidity and Capital Resources

  For the year ended December 31, 1999, the capital expenditures of the Company were approximately $55,000,000, and the Company purchased $53,000,000 of common stock funded out of existing cash balances, proceeds from stock offerings, cash flow from operations and borrowings. All of the purchased common stock have been accounted for as treasury shares.

  The Company has a $110,000,000 line of credit from a syndicate of banks which expires in June 2000. The line of credit is available for expansion, acquisitions and general corporate purposes. At December 31, 1999, the Company had $68,000,000 outstanding under this credit facility at an approximate interest rate of 8.59% and had cash and cash equivalent balances aggregating approximately $23,000,000. The Company is currently in the process of negotiating a new credit facility. The negotiations are proceeding according to schedule and the Company expects the new credit facility to be in place during the second quarter of 2000.

  The Company's current development plans are to open up to 15 to 16 restaurants during each of 2000 and 2001.

  During late 1998, the Company completed the majority of construction on a development plan for a waterfront area south of Houston (the "Kemah Boardwalk"). The Kemah Boardwalk includes restaurants, entertainment venues, retail shops, a marina and a hotel. The Company may, from time to time, review opportunities for investment in the hospitality, entertainment and food service management industries, and may increase or expand its investment and operations in the Kemah Boardwalk.

  Due to the Company's growth and increasing office space needs, the Company is in the process of constructing a multistory office building to house the Company's corporate headquarters, meeting and training facilities and a research and development test kitchen. Capital expenditures related to the office building are anticipated to be $12,000,000.

  Exclusive of any acquisitions or large real estate purchases, the Company currently expects to incur capital expenditures of up to $50,000,000 in 2000 and 2001 (based upon approximately 12 to 15 new restaurants in each year), depending upon the actual number and timing of restaurant construction, the number of land purchases, the amount of expenditures spent on conversions, remodels, and the mix of leased, owned or conversion type locations. The Company expects that its average per unit investment, excluding real estate costs, capitalized interest costs and pre-opening expenses, will approximate $2.2 million. However, individual unit investment costs can vary from management's expectations due to a variety of factors. Moreover, average unit investment costs are dependent upon many factors, including competition for sites, location, construction costs, unit size and the mix of conversions, build-to-suit, leased and fee-owned locations.

  During the fourth quarter of 1999, the Company's Board of Directors authorized an annual $0.10 per share dividend, to be declared and paid quarterly with anticipation that such dividends would be declared commencing in 2000 and thereafter. The actual declaration and payment of cash dividends, commencing in 2000, will depend upon the Company's actual earnings levels, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors. Pursuant to the Company's revolving credit facility with a group of banks headed by Bank of America, the Company is restricted from paying cash dividends in an amount not to exceed 15% of the Company's net income for the previous fiscal year. The Company's revolving credit facility is being renegotiated.

  In March 1998, the Company completed a public offering of 3,810,950 shares of the Company's common stock. Net proceeds of the common stock offering of approximately $102 million have been used to repay outstanding bank loans, finance expansion and for general corporate purposes.

  On February 9, 2000 the Company announced the signing of a definitive merger agreement to acquire Rainforest Cafe, Inc. (Rainforest) for approximately $125,000,000, to be paid in a combination of common stock (65%) and cash (35%) funded by existing working capital of both Landry's and Rainforest and the line of credit facility. The proposed acquisition will be subject to the purchase method of accounting and is expected to close in May 2000. Consummation of the transaction is subject to a number of conditions, including approval by the stockholders of Rainforest.

 Seasonality and Quarterly Results

  The Company's business is seasonal in nature, with revenues and, to a greater degree, operating profits being lower in the first and fourth quarters than in other quarters due to the Company's reduced winter volumes. The Company has and continues to open restaurants in highly seasonal tourist markets and has further noted that the Joe's Crab Shack concept restaurants tend to experience even greater seasonality and sensitivity to weather than the Company's other restaurant concepts. During the Company's 1998 third quarter, the Company's restaurant operations, revenues and profitability were negatively affected by a series of four tropical storms in the Gulf Coast and Mid-Atlantic areas of the United States. The timing of unit openings can and will affect quarterly results. The Company anticipates a decline in revenues from the initial ("honeymoon") volumes of new units.

 Impact of Inflation

  Management does not believe that inflation has had a significant effect on the Company's operations during the past several years. Management believes the Company has historically been able to pass on increased costs through menu price increases, but there can be no assurance that it will be able to do so in the future. Future increases in restaurant labor costs, including expected future increase in federal minimum wages, land and construction costs could adversely affect the Company's profitability and ability to expand.

 Year 2000 Date Conversion

  The Company has not experienced any significant Year 2000 software failures. The amount charged to expense during the twelve months ended December 31, 1999, as well as the amounts anticipated to be charged to expense related to the Year 2000 computer compliance modifications, have been negligible and are not expected to be material to the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

 Interest Rate Risk

  Total debt at December 31, 1999, included $68,000,000 of floating-rate debt attributed to bank credit facility borrowings at an average interest rate of 8.59%. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (approximately 85 basis points) would be approximately $580,000 annually based on the floating-rate debt outstanding at December 31, 1999.

  At December 31, 1999, the Company's floating-rate debt had a book value and a fair market value of $68,000,000. The floating-rate debt will mature in June 2000 and the Company is currently in the process of negotiating a new floating-rate debt facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements are set forth herein commencing on page 21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the fiscal years 1997, 1998, and 1999 and through the date of this report, there have been no changes in the Company's independent public accountants, nor have any disagreements with such accountants or reportable events occurred.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1.Financial Statements

     The following financial statements of the Company are set forth herein commencing on page 20:

     --Report of Independent Public Accountants
     --Consolidated Balance Sheets as of December 31, 1999 and 1998 --Consolidated Statements of Income (Loss) for the years ended
      December 31, 1999, 1998 and 1997
     --Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1999, 1998 and 1997
     --Consolidated Statements of Cash Flows for the years ended December
      31, 1999, 1998 and 1997
     --Notes to Consolidated Financial Statements

   2.Financial Statement Schedules--Not applicable.

  (b)Reports on Form 8-K
     --No reports on Form 8-K were filed during the fourth quarter of 1999.

  (c)Exhibits

     --All exhibits required by Item 601 of Regulation S-K are listed in the accompanying "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Landry's Seafood Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Landry's Seafood Restaurants, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income
(loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landry's Seafood Restaurants, Inc., and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Houston, Texas
February 10, 2000

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                       -------------------------
                                                           1999         1998
                                                       ------------ ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................  $ 22,977,666 $ 35,183,405
  Accounts receivable--trade and other...............     7,065,298   13,678,197
  Deferred tax assets................................     1,228,000    2,330,000
  Inventory..........................................    18,409,523   22,839,020
  Other current assets...............................     9,030,086   10,816,686
                                                       ------------ ------------
    Total current assets.............................    58,710,573   84,847,308
                                                       ------------ ------------
PROPERTY AND EQUIPMENT, net..........................   431,378,855  398,568,419
GOODWILL, net of accumulated amortization of
 $1,386,000 and $1,249,000, respectively.............     2,707,988    2,844,542
OTHER ASSETS, net....................................     3,928,436    3,688,971
                                                       ------------ ------------
    Total assets.....................................  $496,725,852 $489,949,240
                                                       ============ ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................  $ 21,416,112 $ 21,216,470
  Accrued liabilities................................    19,772,136   19,588,812
  Current portion of long-term notes and other
   obligations.......................................    68,092,714       81,672
                                                       ------------ ------------
    Total current liabilities........................   109,280,962   40,886,954
                                                       ------------ ------------
LONG-TERM NOTES AND OTHER OBLIGATIONS, NET OF CURRENT
 PORTION.............................................        60,166   35,153,100
DEFERRED INCOME TAXES AND OTHER LIABILITIES..........    10,036,686    5,237,111
                                                       ------------ ------------
    Total liabilities................................   119,377,814   81,277,165
                                                       ------------ ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value, 60,000,000 shares
   authorized, 24,823,125 and 30,345,290 issued and
   outstanding, respectively.........................       248,231      303,453
  Additional paid-in capital.........................   322,605,100  363,156,349
  Retained earnings..................................    54,494,707   45,212,273
                                                       ------------ ------------
    Total stockholders' equity.......................   377,348,038  408,672,075
                                                       ------------ ------------
    Total liabilities and stockholders' equity.......  $496,725,852 $489,949,240
                                                       ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                              Year Ended December 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
REVENUES                               $438,986,243  $399,548,083  $311,672,557
OPERATING COSTS AND EXPENSES:
  Cost of revenues...................   136,321,031   121,081,247    95,639,436
  Restaurant labor...................   125,566,341   107,976,294    80,837,054
  Other restaurant operating
   expenses..........................   101,562,887    86,319,234    66,227,204
  General and administrative
   expenses..........................    21,353,610    15,222,384    10,516,493
  Depreciation and amortization......    22,229,762    18,686,508    17,079,382
  Restaurant pre-opening expenses....     3,764,389    10,439,229            --
  Store closings and special
   charges...........................     2,945,000    37,631,969            --
                                       ------------  ------------  ------------
   Total operating costs and
    expenses.........................   413,743,020   397,356,865   270,299,569
OPERATING INCOME.....................    25,243,223     2,191,218    41,372,988
OTHER (INCOME) EXPENSE:
  Interest (income) expense, net.....     1,964,969    (1,624,569)   (1,062,417)
  Other, net.........................      (177,711)     (843,389)     (394,270)
                                       ------------  ------------  ------------
                                          1,787,258   (2,467,958)    (1,456,687)
INCOME BEFORE INCOME TAXES &
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE ...............    23,455,965     4,659,176    42,829,675
PROVISION FOR INCOME TAXES...........     8,080,232     1,607,254    15,399,631
                                       ------------  ------------  ------------
NET INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE...    15,375,733     3,051,922    27,430,044
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, NET OF TAX....            --     3,381,500            --
                                       ------------  ------------  ------------
NET INCOME (LOSS)....................  $ 15,375,733  $   (329,578) $ 27,430,044
                                       ============  ============  ============

EARNINGS (LOSS) PER SHARE
 INFORMATION:
BASIC
  Net income before cumulative effect
   of accounting change..............  $       0.58  $       0.10  $       1.07
  Cumulative effect of accounting
   change............................            --         (0.11)           --
                                       ------------  ------------  ------------
  Net income (loss)..................  $       0.58  $      (0.01) $       1.07
                                       ============  ============  ============
  Weighted average number of common
   shares outstanding................    26,675,000    29,400,000    25,518,000
DILUTED
  Net income before cumulative effect
   of accounting change..............  $       0.57  $       0.10  $       1.03
  Cumulative effect of accounting
   change............................            --         (0.11)           --
                                       ------------  ------------  ------------
  Net income (loss)..................  $       0.57  $      (0.01) $       1.03
                                       ============  ============  ============
  Weighted average number of common
   and common share equivalents
   outstanding.......................    27,025,000    29,900,000    26,600,000


  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Preferred
                              Stock           Common Stock        Additional
                          ---------------  --------------------    Paid-In      Retained
                          Shares   Amount    Shares     Amount     Capital      Earnings       Total
                          -------  ------  ----------  --------  ------------  -----------  ------------
BALANCE, December 31,
 1996...................   28,398  $ 284   25,225,356  $252,253  $238,083,067  $18,111,807  $256,447,411
                          -------  -----   ----------  --------  ------------  -----------  ------------
 Net income.............       --     --           --        --            --   27,430,044    27,430,044
 Conversion of preferred
  stock.................  (25,696)  (257)      25,696       257            --           --            --
 Exercises of stock
  options and income tax
  benefit...............       --     --      753,397     7,534    12,852,738           --    12,860,272
                          -------  -----   ----------  --------  ------------  -----------  ------------
BALANCE, December 31,
 1997...................    2,702     27   26,004,449   260,044   250,935,805   45,541,851   296,737,727
                          -------  -----   ----------  --------  ------------  -----------  ------------
 Net loss...............       --     --           --        --            --     (329,578)     (329,578)
 Conversion of preferred
  stock.................   (2,702)   (27)       2,702        27            --           --            --
 Issuance of common
  stock, net of offering
  costs.................       --     --    3,810,950    38,110   102,273,091           --   102,311,201
 Exercises of stock
  options and income tax
  benefit...............       --     --      527,189     5,272     9,947,453           --     9,952,725
                          -------  -----   ----------  --------  ------------  -----------  ------------
BALANCE, December 31,
 1998...................       --     --   30,345,290   303,453   363,156,349   45,212,273   408,672,075
                          -------  -----   ----------  --------  ------------  -----------  ------------
 Net income.............       --     --           --        --            --   15,375,733    15,375,733
 Exercises of stock
  options and income tax
  benefit...............       --     --      900,000     9,000     6,294,105           --     6,303,105
 Purchase of common
  stock held for
  treasury..............       --     --   (6,422,165)  (64,222)  (46,845,354)  (6,093,299)  (53,002,875)
                          -------  -----   ----------  --------  ------------  -----------  ------------
BALANCE, December 31,
 1999...................       --     --   24,823,125  $248,231  $322,605,100  $54,494,707  $377,348,038
                          =======  =====   ==========  ========  ============  ===========  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                     -----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss).................. $ 15,375,733  $   (329,578) $  27,430,044
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Store closings and special
   charges..........................     (730,000)   25,362,773             --
  Gain on sales of assets...........     (287,894)           --             --
  Cumulative effect of change in
   accounting principle.............           --     5,162,500             --
  Gain on involuntary conversion of
   assets...........................     (491,477)   (1,229,043)            --
  Depreciation and amortization.....   22,229,762    18,686,508     17,079,382
  Changes in assets and liabilities:
   (Increase) decrease in trade and
    other receivables...............    6,612,899    (5,296,232)     2,193,909
   (Increase) decrease in
    inventory.......................    4,429,497     5,385,531    (16,158,657)
   (Increase) decrease in other
    assets..........................    2,147,994       586,569     (7,619,919)
   Increase (decrease) in accounts
    payable and accrued
    liabilities.....................    6,815,646    11,475,059     13,890,995
                                     ------------  ------------  -------------
  Total adjustments.................   40,726,427    60,133,665      9,385,710
                                     ------------  ------------  -------------
 Net cash provided by operating
  activities........................   56,102,160    59,804,087     36,815,754
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Property and equipment additions...  (55,123,127) (137,950,072)  (135,890,725)
 Proceeds from sale of property and
  equipment.........................    1,499,995     1,850,000             --
 Other..............................           --        52,986       (976,153)
                                     ------------  ------------  -------------
   Net cash used in investing
    activities......................  (53,623,132) (136,047,086)  (136,866,878)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Purchases of common stock..........  (53,002,875)           --             --
 Sale of common stock...............           --   102,294,532             --
 Proceeds from exercise of stock
  options...........................    5,400,000     6,969,317     10,182,106
 Borrowings under notes payable.....   98,000,000    33,000,000     50,000,000
 Payments on notes payable and other
  obligations.......................  (65,081,892)  (48,071,575)      (164,838)
                                     ------------  ------------  -------------
   Net cash provided by (used in)
    financing activities............  (14,684,767)   94,192,274     60,017,268

NET INCREASE (DECREASE) IN CASH.....  (12,205,739)   17,949,275    (40,033,856)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR..................   35,183,405    17,234,130     57,267,986
                                     ------------  ------------  -------------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR............................... $ 22,977,666  $ 35,183,405  $  17,234,130
                                     ============  ============  =============
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid during the period for:
  Interest.......................... $  4,093,000  $  1,834,000  $     775,000
  Income taxes...................... $    491,837  $  2,074,000  $   3,409,000


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

  Interest is capitalized in connection with the construction and development of new and converted restaurants. The capitalized interest is recorded as part of the asset to which it relates and amortized over the asset's estimated useful life. During 1999 and 1998, the Company capitalized approximately $1,285,000 and $1,172,000, respectively, of interest costs.

  The Company computes depreciation using the straight-line method. The estimated lives used in computing depreciation are as follows:

                                                               Years
                                                    ----------------------------
   Buildings and improvements......................             5-40
   Furniture, fixtures and equipment...............             4-10
   Leasehold improvements..........................     Shorter of 30 years
                                                      or lease term, including
                                                    extensions where appropriate

 PRE-OPENING COSTS

  Pre-opening costs include the direct and incremental costs incurred in connection with the commencement of each restaurant's operations, which are substantially comprised of training-related costs. Prior to January 1, 1998 pre-opening costs had historically been capitalized and amortized using the straight-line method over 12 months. During the fourth quarter of 1998, the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of change in accounting principle. In connection with Landry's early adoption of SOP 98-5 and the related requirements of SOP 98-5, Landry's expensed $5,162,500 of pre-opening costs capitalized as of December 31, 1997, effective January 1, 1998 . The expense of $5,162,500 is recorded net of a tax benefit of $1,781,000 as a Cumulative Effect of Change in Accounting Principle in the amount of $3,381,500. Additionally, in connection with the adoption of SOP 98-5, the Company expensed $10,439,000 of restaurant pre-opening costs as incurred during 1998 and $3,764,000 during 1999.

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

 EARNINGS PER SHARE

  Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options are considered common stock equivalents using the treasury stock method. Options to purchase approximately 1,314,000 shares have been excluded from the calculation of diluted EPS as they are anti-dilutive.

 CASH FLOW REPORTING

  For purposes of the consolidated financial statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

2. ACCOUNTS RECEIVABLE TRADE AND OTHER

  Accounts receivable at December 31, 1998 included an estimated $6,100,000 recoverable from an insurance company related to property damage and business interruption claims during 1998. Revenues for the year ended December 31, 1998 include an estimated $1,200,000, related to business interruption claims during 1998. The property damage and business interruption claims relate to a restaurant destroyed by fire in February 1998, and partial damage to six of the Company's restaurants caused by Tropical Storm Frances hitting the Texas Gulf Coast in September 1998. Such amounts were substantially collected during 1999. Other income for the year ended December 31, 1999 and 1998 includes a gain on the involuntary conversion of assets of $491,477 and $1,229,043, respectively, as a result of the restaurant fire.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

3.PROPERTY AND EQUIPMENT

  Property and equipment is comprised of the following:

                                                           December 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
   Land............................................. $ 73,763,606  $ 70,493,425
   Buildings and improvements.......................  113,262,222    92,698,313
   Furniture, fixtures and equipment................  121,972,834   103,047,261
   Leasehold improvements...........................  180,791,359   158,770,549
   Construction in progress.........................    7,986,135    18,713,281
                                                     ------------  ------------
                                                     $497,776,156  $443,722,829
   Less--accumulated depreciation...................  (66,397,301)  (45,154,410)
                                                     ------------  ------------
   Property and equipment, net...................... $431,378,855  $398,568,419
                                                     ============  ============

  Other current assets at December 31, 1999 and 1998 includes approximately $5,667,000 and $4,661,000 of land held for sale (see Note 9 and 10), respectively. At December 31, 1998 other current assets also included $3,443,000 of property, equipment and leasehold interests held for sale as a result of the Company's decision to close certain underperforming restaurants (see Note 9).

4.ACCRUED LIABILITIES

  Accrued liabilities are comprised of the following:

                                                             December 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
   Payroll and related costs........................... $ 4,145,220 $ 3,024,139
   Taxes, other than payroll and income taxes..........   6,294,954   5,146,592
   Federal and state income taxes......................   1,198,998     442,275
   Store closings and special charges (Note 9).........   1,705,027   7,513,001
   Other...............................................   6,427,937   3,462,805
                                                        ----------- -----------
                                                        $19,772,136 $19,588,812
                                                        =========== ===========

5.DEBT

  The Company has a $110,000,000 unsecured line of credit from a syndicate of banks which matures in June 2000, and is available for expansion, acquisitions, and other general corporate purposes. Amounts outstanding at December 31, 1999 under the credit facility are classified as a current liability. Interest on the credit facility is payable quarterly at the Eurodollar rate plus 2.0% or the bank's base rate. The credit facility is subject to certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 1999, the Company had $68,000,000 outstanding under this credit facility at an average interest rate of 8.59%. The Company is currently in the process of negotiating a new credit facility. The negotiations are proceeding according to schedule and the Company expects the new credit facility to be in place during the second quarter of 2000.


  Interest (income) expense, net includes the following:

                                                Year Ended December 31,
                                           ------------------------------------
                                              1999        1998         1997
                                           ----------  -----------  -----------
   Interest expense....................... $2,696,606  $    40,924  $    55,082
   Interest income........................   (731,637)  (1,665,493)  (1,117,499)
                                           ----------  -----------  -----------
                                           $1,964,969  $(1,624,569) $(1,062,417)
                                           ==========  ===========  ===========

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

6.INCOME TAXES

  An analysis of the provision for income taxes for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                              1999       1998         1997
                                           ---------- -----------  -----------
   Tax Provision (Benefit) on Income
    Before Cumulative Effect of Change in
    Accounting Principle:
     Current income taxes................  $2,184,218 $ 5,350,808  $ 8,558,391
     Deferred income taxes...............   5,896,014  (3,743,554)   6,841,240
                                           ---------- -----------  -----------
       Total.............................   8,080,232   1,607,254   15,399,631
   Tax Provision (Benefit) on Cumulative
    Effect of Change in Accounting
    Principle:
     Deferred income taxes...............          --  (1,781,000)          --
                                           ---------- -----------  -----------
       Total provision (benefit).........  $8,080,232 $  (173,746) $15,399,631
                                           ========== ===========  ===========

  The Company's effective tax rate, for the years ended December 31, 1999, 1998 and 1997, differs from the federal statutory rate as follows:

                                                             1999  1998   1997
                                                             ----  -----  ----
   Statutory rate........................................... 35.0%  35.0% 35.0%
   FICA credit on tips...................................... (5.5) (25.4) (2.3)
   State income/franchise tax, net of federal tax benefit...  0.9    9.5   1.2
   Other....................................................  4.1   15.4   2.1
                                                             ----  -----  ----
                                                             34.5%  34.5% 36.0%
                                                             ====  =====  ====

  Deferred income tax liabilities and assets as of December 31 are comprised of the following:

                                                            1999        1998
                                                         ----------- ----------
   Deferred Liabilities:
    Current:
     Other current items................................ $        -- $  350,000
    Non-current:
     Property and equipment and other assets............  15,517,000  9,227,000
                                                         ----------- ----------
                                                         $15,517,000 $9,577,000
                                                         =========== ==========
   Deferred Assets:
    Current:
     Accrued liabilities and other...................... $ 1,228,000 $2,680,000
    Non-current:
     AMT credit, FICA credit carryforward and other.....   5,080,000  3,026,000
     Net operating loss carryforward....................     400,000    961,000
                                                         ----------- ----------
                                                           6,708,000  6,667,000
                                                         =========== ==========

  Accounts receivable includes income tax receivables of $2,075,000 as of December 31, 1998.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

7.COMMITMENTS AND CONTINGENCIES

 LEASE COMMITMENTS

  The Company has entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, the Company pays taxes, insurance and maintenance costs in addition to the lease payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $17,423,000, $17,010,000 and $13,212,000 during the years ended December 31, 1999, 1998, and 1997, respectively.

  The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 1999, are as follows:

   2000............................................................ $ 14,058,000
   2001............................................................   13,916,000
   2002............................................................   13,896,000
   2003............................................................   13,383,000
   2004............................................................   13,139,000
   Thereafter......................................................  143,721,000
                                                                    ------------
     Total minimum rentals......................................... $212,113,000
                                                                    ============

  Minimum lease commitments of approximately $4,869,695 related to the closed stores (see Note 9) have been excluded from the above table. Estimated lease costs until disposition related to these closed stores have been included as an accrual in connection with the store closing and special charges (see Note
9).

 LITIGATION AND CLAIMS

  Class Action Litigation

  Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name the Company, all of its current executive officers and directors, E.A. "Al" Jaksa, Jr. (a former executive officer and director) and underwriters that participated in the Company's offering of Common Stock in March 1998. Such lawsuits allege that the defendants violated Federal securities laws during certain periods while individually selling the Company's common stock. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

  General Litigation

  The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

8.STOCKHOLDERS' EQUITY

  On November 19, 1998, the Company authorized an open market stock buy back program. This program, which continued until December 31, 1999, resulted in the Company repurchasing approximately 6,400,000 shares of Common Stock for approximately $53,000,000.

  During the fourth quarter of 1999, the Company's Board of Directors authorized an annual $0.10 per share dividend, to be declared and paid quarterly with anticipation that such dividends would be declared commencing in 2000 and thereafter. The actual declaration and payment of cash dividends, commencing in 2000, will depend upon the Company's actual earnings levels, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors. Pursuant to the Company's revolving credit facility with a group of banks headed by Bank of America, the Company is restricted from paying cash dividends in an amount not to exceed 15% of the Company's net income for the previous fiscal year. The Company's revolving credit facility is being renegotiated.

  In March 1998, the Company completed a public offering of 3,810,950 shares of the Company's Common Stock. Net proceeds of the common stock offering were approximately $102,300,000 and have been used to repay outstanding bank loans, finance expansion, and for general corporate purposes.

  The Company maintains two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options may be granted to eligible employees and nonemployee directors of the Company or its subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock of the Company. The Stock Option Plans are administered by the Stock Option Committee of the Board of Directors (the Committee), which determines at its discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. The Committee may grant either nonqualified stock options or incentive stock options, as defined by the Internal Revenue Code of 1986, as amended.

  The Company also maintains the 1995 Flexible Incentive Plan, which was adopted in 1995, (Flex Plan), as amended, for key employees of the Company. Under the Flex Plan eligible employees may receive stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock which may be issued under the Flex Plan (or with respect to which awards may be granted) may not exceed 2,000,000 shares.

  The stock option plans are accounted for using APB Opinion No. 25, under which no compensation expense has been recorded. If compensation costs for the Company had been determined using the alternative accounting method based on the fair value prescribed by SFAS 123, the Company's proforma net income
(loss) for 1999, 1998 and 1997 would have been approximately $12,239,000, $(4,385,618), and $24,055,000, respectively, and the Company's proforma earnings (loss) per share--basic would have been $0.46, $(0.15), and $0.94, and per share--diluted would have been $0.45, $(0.15), and $0.89, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model; amortization over the respective vesting periods; no dividends; expected lives of 6, 4.7, and 6.8 years for 1999, 1998 and 1997, respectively; expected stock price volatility of approximately 40% and an interest rate of approximately 6% in 1999 and 5% in 1998 and 7% in 1997. The weighted average fair value of options granted during 1999, 1998 and 1997 was $4.40, $6.37, and $7.40, respectively. These proforma results exclude consideration of options granted prior to January 1, 1995, and may not be representative of that to be expected in future years.

  In connection with the Company's stock options, certain stock options aggregating approximately 800,000 and 650,000 shares, at a weighted average price of $18.02 and $12.79 were repriced to $12.88 and $7.00 during 1997 and 1998, respectively. Approximately 1,645,000 and 2,212,000 options were granted to management employees during 1997 and 1998, at approximately $12.88 and $6.37 per share, respectively.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

  At December 31, 1999, options for 2,810,575 shares were outstanding (1,087,839 of which were exercisable) at prices ranging from $6.00 to $24.25 per share. As of December 31, 1999, all options have been granted at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods, and generally vest over five years.

                                 1999                1998                 1997
                          ------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                                     Exercise             Exercise             Exercise
                                      Price                Price                Price
                                       Per                  Per                  Per
                           Shares     Share     Shares     Share     Shares     Share
                          ---------  -------- ----------  -------- ----------  --------
Options outstanding,
 beginning of year......  3,646,741   $ 9.22   3,095,619   $13.30   3,262,812   $15.13
Granted.................    105,500     7.01   2,211,951     6.37   1,644,600    12.96
Exercised...............   (900,000)    6.00    (564,223)   12.57    (753,397)   14.78
Terminated..............    (41,666)   21.79  (1,096,606)   13.28  (1,058,396)   18.40
                          ---------           ----------           ----------
Options outstanding, end
 of year................  2,810,575   $ 9.97   3,646,741   $ 9.22   3,095,619   $13.30
                          =========   ======  ==========   ======  ==========   ======
Options exercisable, end
 of year................  1,087,839   $12.58     883,151   $14.10     813,622   $14.86
                          =========   ======  ==========   ======  ==========   ======

9.STORE CLOSINGS AND SPECIAL CHARGES

  During the fourth quarter of 1998, the Company recorded approximately $37,632,000 in estimated store closings and special charges. These special charges provided an estimated income tax benefit of $13,000,000. These expenses were the result of the Company's decision in the fourth quarter of 1998 to close eleven underperforming restaurants, eight of which were closed in 1998 and three of which were closed in 1999, the Company's decision not to renew a restaurant lease upon option renewal and changes in the Company's strategic growth plan. As a result of changes in the Company's strategic growth plan, the Company reduced planned future unit growth, abandoned potential restaurant sites, and abandoned efforts to build a stand-alone office complex in Houston, Texas. These strategic changes resulted in a reduction in employees, the sale of a duplicate corporate asset and the abandonment of a strategic corporate transaction. The store closing and special charges consist of the following items:

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
                                                                    -----------
    Total.......................................................... $37,632,000
                                                                    ===========

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

  Significant estimates included in the special charge relate to estimated lease exit costs such as rent and lease buyout costs through final disposition, and estimated proceeds associated with certain owned properties. These costs were estimated by management based upon information from internal and external real estate advisors and discussions and negotiations with third parties. To the extent the actual costs differ from these estimates the special charge will be adjusted accordingly in future periods.

  For the twelve months ended December 31, 1999, the Company incurred $2,945,000 of store closings and special charges. On March 2, 1999, the Company announced the signing of a definitive merger agreement. The merger agreement was subsequently terminated on March 8, 1999 with no further discussions. The Company incurred $3,675,000 in transaction costs in connection with the definitive merger agreement which were expensed in the first quarter of 1999. Additionally, the Company successfully exited seven of the underperforming restaurants included in the 1998 special charge and recorded a special credit of $730,000, during the second quarter of 1999, due to the reversal of amounts originally recorded, since five lease terminations were resolved favorably relative to amounts accrued at December 31, 1998. In January 2000, an additional property was exited at terms approximating estimated amounts.

  The remaining accrued expenses for store closings and special charges at December 31, 1999 in the amount of approximately $1,700,000 relate primarily to anticipated lease termination costs and other expenses associated with exiting the remaining three properties. During 1999, the estimated expenses accrued in the fourth quarter of 1998 decreased from approximately $7,500,000 to approximately $1,700,000 as a result of payments for costs, lease rentals and other expenses related to exiting the properties and the special credit noted above. The Company expects remaining cash payments to occur during 2000. The net realizable value of the property, equipment and leasehold interests held for sale totaled approximately $2,758,000 and is included in other current assets at December 31, 1999.

10.RELATED PARTY TRANSACTIONS

  Effective January 1, 1996, the Company entered into a Consulting Service Agreement (the "Agreement") with Fertitta Hospitality, LLC ("Fertitta Hospitality"), which is jointly owned by Mr. Fertitta and his wife. Pursuant to the Agreement, the Company provides limited consulting services to Fertitta Hospitality with respect to management and operational matters, administrative and personnel matters. The Company receives a consulting fee of $2,500 per month under the Agreement plus the reimbursement of all out-of-pocket expenses and such additional compensation as may be agreed upon. The Agreement provides for a one-year term, was renewed in 1999, and is automatically renewed unless either party terminates the Agreement upon 30 days' written notice to the other party. The Consulting Services Agreement was entered into between related parties and was not the result of arm's-length negotiations. Accordingly, the terms of this transaction may have been more or less favorable to the Company than might have been obtained from unaffiliated third parties. The Company believes that the terms of the transaction were at least as favorable to the Company as that which could have been obtained in arm's-length transactions with an unaffiliated party.

  In 1998, the Company entered into an agreement with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of Landry's, whereby, the Company would sell to 610 Loop Venture, a 4-acre undeveloped land tract at a third-party appraised value of $5,400,000 (approximately $700,000 more than the original purchase price paid by the Company), and 610 Loop Venture would construct a condominium hotel/office project on the land. In 1999, 610 Loop Venture and the Company executed an amendment to the agreement. The amendment provided that the Company enter into a ground lease agreement with 610 Loop Venture for approximately one-third of the undeveloped tract. The ground lease is for a term of five years with one option renewal period. Under the terms of the ground lease, 610 Loop Venture will pay the

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Company base rent, pro-rata real property taxes and insurance in the amount of approximately $16,000 per month. Subsequently, at the request of the Company, 610 Loop Venture and the Company have reached a tentative agreement terminating the office building contract in order that the Company may build its own office building. 610 Loop Venture has retained the option to purchase certain property based upon an appraised value.

11.SUBSEQUENT EVENTS

  On February 9, 2000 the Company announced the signing of a definitive merger agreement to acquire Rainforest Cafe, Inc. for approximately $125,000,000, to be paid in a combination of common stock (65%) and cash (35%). Rainforest is a publicly-traded restaurant company (NASDAQ: "RAIN") that operates 28 restaurants in the United States and licenses and/or has ownership interests in 10 restaurants outside the United States. The proposed acquisition will be subject to the purchase method of accounting and is expected to close in May 2000. Consummation of the transaction is subject to a number of conditions, including approval by the stockholders of Rainforest. The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and Rainforest Cafe, Inc. as if such acquisition had taken place at the beginning of fiscal 1999. Pro forma adjustments are based on preliminary estimates, available information and certain assumptions and may be revised as additional information becomes available. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combination been in effect on the date indicated or that may result in the future:

                                                                    Year Ended
                                                                   December 31,
                                                                       1999
                                                                   ------------
                                                                   (Unaudited)
   Revenues, net.................................................. $696,780,000
   Net income..................................................... $ 28,316,000
   Net income per share--diluted.................................. $       0.77

12.QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of unaudited quarterly consolidated results of operations (in thousands, except per share data) for 1999, 1998 and 1997.

                                 March 31, June 30,  September 30, December 31,
                                   1999      1999        1999          1999
                                 --------- --------  ------------- ------------
Quarter Ended:
 Restaurant revenues............ $101,266  $123,607    $116,510      $97,603
 Store closings and special
  charges (credit).............. $  3,675  $   (730)   $     --      $    --
 Operating income............... $    482  $ 10,945    $ 10,822      $ 2,994
 Net income..................... $    238  $  7,068    $  6,592      $ 1,478
 Net income per share (basic)... $   0.01  $   0.25    $   0.26      $  0.06
 Net income per share
  (diluted)..................... $   0.01  $   0.25    $   0.25      $  0.06
 Net income per share before
  special charges (credit)
  (diluted)..................... $   0.09  $   0.24    $   0.25      $  0.06

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

1999 amounts rounded where applicable so that the sum of the quarters equals the year to date information.

                                March 31, June 30, September 30,  December 31,
                                  1998      1998        1998          1998
                                --------- -------- -------------- -------------
Quarter Ended:
 Restaurant revenues...........  $90,045  $111,039    $109,353      $ 89,112
 Store closings and special
  charges......................  $    --  $     --    $     --      $ 37,632
 Operating income (loss).......  $11,507  $ 16,191    $ 11,073      $(36,579)
 Net income (loss) before
  cumulative effect of change
  in accounting principle......  $ 7,854  $ 11,075    $  7,332      $(23,211)
 Net income (loss).............  $ 4,473  $ 11,075    $  7,332      $(23,211)
 Net income (loss) per share
 --Basic (before cumulative
  effect of accounting change)
  .............................  $  0.29  $   0.37    $   0.24      $  (0.76)
 --Basic (after cumulative
  effect of accounting
  change)......................  $  0.17  $   0.37    $   0.24      $  (0.76)
 --Diluted (before cumulative
  effect of accounting change)
  .............................  $  0.28  $   0.36    $   0.24      $  (0.76)
 --Diluted (after cumulative
  effect of accounting
  change)......................  $  0.16  $   0.36    $   0.24      $  (0.76)
 Net income per share before
  special charges and
  accounting change (diluted)..  $  0.16  $   0.36    $   0.24      $   0.06

                                March 31, June 30, September  30, December  31,
                                  1997      1997        1997          1997
                                --------- -------- -------------- -------------
Quarter Ended:
 Restaurant revenues...........  $64,301  $ 81,182    $ 89,808      $ 76,382
 Operating income..............  $ 8,578  $ 12,204    $ 13,037      $  7,554
 Net income....................  $ 5,794  $  8,002    $  8,574      $  5,060
 Net income per share (basic)..  $  0.23  $   0.31    $   0.33      $   0.20
 Net income per share
  (diluted)....................  $  0.22  $   0.30    $   0.32      $   0.19

                                  SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Houston, State of Texas, on the 3rd day of March 2000.

                                          Landry's Seafood Restaurants, Inc.

                                          /s/      Tilman J. Fertitta
                                          _____________________________________
                                                   Tilman J. Fertitta
                                             Chairman of the Board/President
                                               and Chief Executive Officer

  Each person whose signature appears below constitutes and appoints Tilman J. Fertitta, Steven L. Scheinthal and Paul S. West, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign on his behalf individually and in each capacity stated below any amendment to this Annual Report on Form 10-K and any amendment thereto and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/ Tilman J. Fertitta          Chairman, President and         March 3, 2000
____________________________________ Chief Executive Officer,
        Tilman J. Fertitta           Principal Executive Officer
                                     and Director

        /s/ Paul S. West             Vice President, Principal       March 3, 2000
____________________________________ Financial Officer, Principal
           Paul S. West              Accounting Officer and
                                     Director

    /s/ Steven L. Scheinthal         Vice President, Secretary,      March 3, 2000
____________________________________ General Counsel and Director
       Steven L. Scheinthal

      /s/ James E. Masucci           Director                        March 3, 2000
____________________________________
         James E. Masucci

       /s/ Joe Max Taylor            Director                        March 3, 2000
____________________________________
          Joe Max Taylor


                                 EXHIBIT INDEX

  Certain of the exhibits to this report on Form 10-K are hereby incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-65498 and all amendments thereto ("A") and the Company's Form 10-Q for the quarterly period ended June 30, 1995 ("B"), May 9, 1995 Proxy Statement ("C"), the June 25, 1997 Form 8-K ("D"), the 1995 Form 10-K ("E"), the May 1996 Form S-4
("F"), the Form 10-Q for the quarterly period ended September 30, 1999 ("G"), and the March 9, 1999 Form 8-K as filed with the Securities and Exchange Commission ("H"). Such exhibits are denoted with the letter. Exhibits denoted by * are filed herewith.

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