Form 10-K/A
period 1999-12-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 2000-04-28
CIK 908652

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KA

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999    Commission file number 000-22150

                               ----------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          (Exact name of the registrant as specified in its charter)

              DELAWARE                                 76-0405386
       (State of incorporation)            (I.R.S. Employer Identification No.)

        1400 POST OAK BLVD.,                         (713) 850-1010
             SUITE 1010                      (Registrant's telephone number)
          HOUSTON, TX 77056
   (Address of principal executive
               offices)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  The Registrant hereby amends the following items of its Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 3, 2000:

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Board of Directors consists of five members.

                                                                DIRECTOR  TERM
                           NAME                             AGE  SINCE   EXPIRES
                           ----                             --- -------- -------
Current Member
 Tilman J. Fertitta (3)(4).................................  42   1993    2000
 Steven L. Scheinthal (3)..................................  38   1993    2000
 Paul S. West (3)..........................................  41   1994    2000
 James E. Masucci (1)(2)...................................  67   1993    2000
 Joe Max Taylor (1)(2)(4)..................................  67   1993    2000

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

  Mr. Masucci is self-employed as an advertising consultant. From 1956 until June 1996 he was employed by Capital Cities/ABC ("ABC"). His last position with ABC was as President and General Manager of KTRK-TV, an ABC owned station in Houston, Texas, a position he held from August 1990 to June 1996. Prior to serving as President, Mr. Masucci served in various executive positions with KTRK-TV and has served as Division Vice President and Vice President of the Broadcast Division of ABC.

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

  There were seven meetings of the Board of Directors held during 1999. All of the current Board members attended 75% or more of the meetings of the Board and committees of the Board on which they were members.

                              EXECUTIVE OFFICERS

  In addition to Messrs. Fertitta, Scheinthal and West, for which information is provided above, the following person is an executive officer of the Company.

                NAME              AGE                  POSITION
                ----              ---                  --------
   Richard E. Ervin..............  44   Vice President of Restaurant Operations

  Mr. Ervin has served as Vice President of Restaurant Operations since 1991. Prior to that time, he was the Vice President of Internal Controls and Director of Beverage Operations. He has 16 years of experience in high volume, multi-unit food and beverage operations. His experience includes new restaurant development and employee training programs.

                     COMMITTEES OF THE BOARD OF DIRECTORS

  The Company has an Executive Committee, an Audit Committee, a Compensation Committee, a Nominating Committee and a Stock Option Committee. The Executive Committee has and may exercise all of the authority of the Board of Directors with respect to the management of the Company's business, except with respect to certain specified matters that by law, the Articles of Incorporation or By-Laws must be approved by the entire Board of Directors. The Executive Committee met six times during 1999. All actions taken by the Executive Committee were ratified unanimously by the Board of Directors. The Audit Committee is responsible for (i) reviewing the scope of, and the fees for, the annual audit, (ii) reviewing with the independent accountants the corporate accounting practices and policies and recommending to whom reports should be submitted within the Company, (iii) reviewing with the independent accountants their final report, (iv) meeting with internal and independent accountants during the year for consulting purposes. The Audit Committee met on two occasions in 1999. The Compensation Committee determines the compensation of the officers of the Company and performs other similar functions. The Compensation Committee met on two occasions in 1999. The Stock Option Committee grants options under the Company's Stock Option Plans and also determines whether additional options should be granted to deserving key employees. The Stock Option Committee met on two occasions in 1999. The Nominating Committee selects appropriate candidates to be recommended to the full Board of Directors and the stockholders for election as directors. The Nominating Committee met once during 1999.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. The Company believes, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required and that during the preceding fiscal year all of the Company's directors, officers and holders of more than 10% of its Common Stock complied with all Section 16(a) filing requirements, except that Mr. Taylor and Mr. Masucci failed to timely file a Form 4 required to be filed during 1999. Such reports have been filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

  The following table sets forth in summary, compensation paid by the Company and its subsidiaries for the year ended December 31, 1999 to executive officers of the Company whose cash compensation exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
                                             ANNUAL COMPENSATION   COMPENSATION
                                           ----------------------- ------------
                                                                    SECURITIES
                                                            BONUS   UNDERLYING
       NAME AND PRINCIPAL POSITION         YEAR SALARY ($) ($)(1)  OPTIONS (#)
       ---------------------------         ---- ---------- ------- ------------
Tilman J. Fertitta (3).................... 1999  585,000   315,000         0
 President and Chief Executive Officer     1998  578,142         0   900,000
                                           1997  525,000   325,000   750,000

Steven L. Scheinthal (2).................. 1999  188,461   115,000         0
 Vice President of Administration,
 Secretary                                 1998  182,788         0   200,000
 and General Counsel                       1997  165,000   125,000    75,000

Paul S. West (2).......................... 1999  180,000   115,000         0
 Vice President of Finance and Chief
  Financial Officer                        1998  177,692         0   200,000
                                           1997  160,000   125,000    50,000

Richard E. Ervin (2)...................... 1999  131,723    75,000         0
 Vice President of Restaurant Operations   1998  117,981         0   125,000
                                           1997  105,000    75,000   325,000

--------
(1) Bonuses were paid in the year after date indicated in table to reflect accomplishments in the year indicated.
(2) These executive officers received personal benefits in addition to salary. However, the Company has concluded that the aggregate amount of such personal benefits do not exceed the lesser of $50,000 or 10% of annual salary and bonus reported for each such executive.
(3) Mr. Fertitta received expense reimbursements totaling $74,000.

  The following table provides details regarding stock options granted in 1999 to executive officers named in the Summary Compensation Table. In addition, in accordance with SEC rules, the hypothetical gains are shown that would exist for the respective options based on assumed rates of annual compounded growth in the stock price of 5% and 10% from the date the options were granted over the full option term. The actual value, if any, an executive may realize will depend on the spread between the market price and the exercise price on the date the options are exercised.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                    INDIVIDUAL GRANTS
                         ----------------------------------------
                                                                    POTENTIAL
                                                                    REALIZABLE
                                                                     VALUE AT
                                                                  ASSUMED ANNUAL
                                      % OF                        RATES OF STOCK
                           NO. OF     TOTAL                           PRICE
                         SECURITIES  OPTIONS                       APPRECIATION
                         UNDERLYING  GRANTED                        FOR OPTION
                          OPTIONS      TO     EXERCISE                 TERM
                         GRANTED IN EMPLOYEES  PRICE   EXPIRATION --------------
          NAME              1999     IN 1999   ($/SH)     DATE    5% ($) 10% ($)
          ----           ---------- --------- -------- ---------- ------ -------
Tilman J. Fertitta......    -0-         0%      N/A        --       --      --
Steven L. Scheinthal....    -0-         0%      N/A        --       --      --
Paul S. West............    -0-         0%      N/A        --       --      --
Richard E. Ervin........    -0-         0%      N/A        --       --      --

  The following table shows the number of shares acquired upon exercise of stock options in 1999, the value realized and the number of shares covered by both exercisable and unexercisable stock options held by executive officers named in the Summary Compensation Table at December 31, 1999. Also reported are the value for the "in-the-money" options which represent the positive spread between the exercise price of any such existing stock option and the price of the Common Stock as of December 31, 1999.

               AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                         VALUE OF UNEXERCISED
                          SHARES               NUMBER OF UNEXERCISED     IN-THE-MONEY OPTIONS
                         ACQUIRED   VALUE     OPTIONS AT END OF 1999       AT END OF 1999(1)
                            ON     REALIZED  ------------------------- -------------------------
          NAME           EXERCISE    ($)     EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           -------- ---------- ----------- ------------- ----------- -------------
Tilman J. Fertitta...... 900,000  $2,418,750   800,000      100,000      $   -0-     $    -0-
Steven L. Scheinthal....      --          --    66,000      250,000      $   -0-     $537,500
Paul S. West............      --          --    64,000      250,000      $   -0-     $537,500
Richard E. Ervin........      --          --    41,667      160,333      $16,125     $335,938

--------
(1) The values were determined on the basis of the closing Common Stock price of $8.6875 on December 31, 1999, and equals the aggregate amount by which the market value of the option shares exceeded the exercise price of outstanding options.

                           COMPENSATION OF DIRECTORS

  Directors of the Company who are not executive officers received Director's fees of $18,000 per year, plus the expenses incurred by them on behalf of the Company in 1999. Non-employee Directors also receive $1,000 for each Audit, Compensation, Building and Stock Option Committee meeting they attend. Each current non-employee director has received stock options to acquire shares of Common Stock under the Company's Non-Qualified Formula Stock Option Plan for Non-Employee Directors (the "Non-Employee Director's Plan"). The Non-Employee Director's Plan provides for the granting of nonqualified stock options to non-employee directors of the Company. Pursuant to the Non-Employee Director's Plan, 80,000 shares of Common Stock are reserved for issuance to eligible non-employee directors of the Company or its subsidiaries. The Non-Employee Director's Plan is administered by the President of the Company and requires that the purchase price under each option must not be less than 100% of the fair market value (as defined in the Non-Employee Director's Plan) of the Common Stock at the time of the grant of the option. Full payment for shares purchased upon exercise of an option must be made at the time of exercise and no shares may be issued until full payment is made. Options granted pursuant to the Non-Employee Director's Plan generally vest in five installments beginning no earlier than the first anniversary of the date of grant, and the options expire ten years from the grant date. The Non-Employee Director's Plan provides that an option agreement may include a provision for permitting an optionee the right to deliver previously owned shares of Common Stock in partial or full payment for shares to be purchased upon exercise of an option. In 1995, the Director's Plan was amended to provide that each non-employee director who received a grant of an option on the date such person was elected a director would receive an additional option in the amount of 2,000 shares each time such person was elected for an additional term as a director. Pursuant to the Non-Employee Director's Plan, each current non-employee director initially received an option to purchase 10,000 shares of Common Stock at $6 per share and received options to purchase an aggregate of 8,000 shares at any average price of $20.96 upon their re-elections in 1995 through 1998. In 1999, they received options to acquire 2,000 shares at a price of $7.69 per share. In 1999, in connection with their positions as Director as well as their functions as members of Committees of Non-Employee Independent Directors, Messrs. Masucci and Taylor were each paid $45,000.

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

  In furtherance of the Company's compensation philosophy and goal of employing, retaining and rewarding its executives who have demonstrated a desire and ability to lead the Company in the pursuit of its business objectives, the Company entered into Personal Service and Employment Agreements with the CEO and with Steven L. Scheinthal, Paul S. West and Richard E. Ervin (Messrs. Scheinthal, West and Ervin are collectively referred to as the "Additional Executives"). The employment agreements, which are discussed in more detail below, became effective as of January 1, 1998 and established the framework for the initial base salary payable to the CEO and each of the Additional Executives in 1999, established the number of options available to the CEO and each of the Additional Executives, and further provided for additional bonus awards under any bonus programs established by the Company and/or, based upon merit and Company performance, from the Compensation Committee. The employment agreements also provided for certain additional executive benefits and perquisites to be provided to each of the CEO and the Additional Executives.

  The employment agreements established the initial salary payable in 1998 for the CEO and each of the Additional Executives. Each executive officer's salary is thereafter reviewed at least annually and was reviewed in 1999. In establishing the initial salary payable to the CEO and the Additional Executives, the Compensation Committee considered a number of factors. The factors included a review and evaluation of the compensation and salary levels for similar level executives for other comparable companies in the industry, the achievement of specified business objectives during the prior fiscal years including progress made by the Company in increasing the number of restaurants, improving revenues, income and operating cash flows and progress made by the Company in product development and improvements in customer satisfaction. Based upon such considerations, the Compensation Committee determined the following 1999 fiscal base salary levels to be fair and appropriate for the CEO and Additional Executives taking into consideration the level of salary compensation paid to the other officers of the Company and the salaries payable to other similarly situated executives at the Company's industry peers: Mr. Fertitta-$585,000; Mr. Scheinthal-$190,000; Mr. West- $180,000; and, Mr. Ervin-$135,000.

                            COMPENSATION COMMITTEE

                               James E. Masucci
                                Joe Max Taylor

                               ----------------

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

            EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

  The Company has entered into Personal Service and Employment Agreements with the CEO and each of the Additional Executives which set forth the general terms and conditions of their employment for the period commencing January 1, 1998 through December 31, 2002. Each of the executives has the right to voluntarily terminate his employment upon 90 day's notice. Terms used herein are defined in each Executive's specific contract.

  Pursuant to the terms and provisions of the Personal Service and Employment Agreement between the Company and Mr. Fertitta (the "CEO's Agreement"), Mr. Fertitta has agreed to serve as President and Chief Executive Officer of the Company through December 31, 2002, and is subject to automatic five-year extensions. The CEO's Agreement provides that Mr. Fertitta will devote substantially all of his time and attention to the business and affairs of the Company and will receive, among other things, an annual base salary in an amount not less than $585,000, annual cash bonuses in amounts determined by the Compensation Committee, and stock options covering at least 900,000 shares which were granted with an exercise price of $6.00 per share and were exercised in 1999. Mr. Fertitta is also entitled to a split-dollar life insurance policy and certain other benefits and perquisites, including use of a Company automobile and other transportation facilities, certain memberships, and matching charitable contributions. However, such split-dollar life insurance was not obtained for Mr. Fertitta during 1999.

  In the event Mr. Fertitta's employment is terminated as a result of his death or disability (as defined in the CEO's Agreement), he, or his legal representative, will be entitled to receive all compensation he would otherwise have been entitled to receive throughout the remaining term of the employment period as well as other death or disability benefits provided by the Company. In addition, any stock options shall immediately vest. In the event Mr. Fertitta's employment is terminated (i) by him other than for Good Reason, or (ii) by the Company for Cause, Mr. Fertitta will receive all accrued compensation and other amounts owed to him as of the date of termination. In the event Mr. Fertitta's employment is terminated (i) by the Company other than for Cause, (ii) by Mr. Fertitta for Good Reason or (iii) after a Change in Control, Mr. Fertitta will be entitled to receive; (a) a lump sum payment of $3,000,000 in consideration of his agreement not to compete with the Company, (b) an amount equal to two years' base salary, (c) an additional lump sum payment in lieu of the split-dollar life insurance policy, and (d) a continuation of certain other employee benefits.

  The provisions of the Personal Service and Employment Agreements of the Additional Executives (the "Additional Executive Agreements") are substantially similar, differing only with respect to the specific amounts or value of certain items of compensation to which each additional Executive is entitled. Under the Additional Executive Agreements, the Additional Executives will receive the following minimum annual base salaries: Mr. Scheinthal- $185,000; Mr. West-$180,000; and Mr. Ervin-$120,000. Each Additional Executive is entitled to split-dollar life insurance, matching charitable contributions and certain other benefits and perquisites in addition to those made available to the Company's management generally. The Additional Executives were also granted stock options for the following number of shares: Mr. Scheinthal-200,000 shares; Mr. West-200,000 shares; and Mr. Ervin-125,000 shares at an exercise price of $6.00 per share.

  In the event an Additional Executives' employment is terminated as a result of his death or disability, he, or his legal representative, will receive his base salary throughout the remainder of the term, as well as benefits provided by the Company. In addition, any stock options that the Additional Executive received will immediately vest. In the event an Additional Executive's employment is terminated (i) by him other than for Good Reason or (ii) by the Company for Cause, the Additional Executive shall only be entitled to receive accrued compensation and unpaid expenses through his termination date. In the event an Additional Executive's employment is terminated by the Company other than for Cause, the Additional Executive shall be entitled to receive, his base salary for a period of twelve months and maintenance of all insurance benefits. In the event any Additional Executive's employment is terminated following a Change in Control, the Additional Executive will: (i) receive a lump sum payment in consideration of his agreement not to compete in the following respective amounts: Mr. Scheinthal-$1,500,000; Mr. West-$1,500,000 and Mr. Ervin-$750,000, (ii) receive those benefits as he would have otherwise been entitled to receive had he been terminated by the Company other than for Cause, (iii) have all stock options not yet vested immediately vest, and (iv) receive a continuation of certain other employee benefits.

  Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or in part, the following Performance Graph and the previous Report of the Compensation Committee of Landry's Seafood Restaurants, Inc. on Executive Compensation shall not be incorporated by reference into any such filings.

                               PERFORMANCE GRAPH

  The following line graph compares the Company's cumulative total stockholder return with the cumulative total stockholder return of the Dow Jones Global Index and the Dow Jones Restaurant Index for the period from January 1, 1995 through December 31, 1999, assuming in each case an initial investment of $100 on January 1, 1995:

             COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG LANDRY'S SEAFOOD RESTAURANTS, INC., DOW JONES GLOBAL
                     INDEX, AND DOW JONES RESTAURANT INDEX



[Graph]

                          01/01/95 12/31/95 12/31/96 12/31/97 12/31/98 12/31/99
                          -------- -------- -------- -------- -------- --------
Dow Jones Global Index..    100      134      162      213      270      321
Dow Jones Restaurant....    100      142      143      147      221      217
Landry's Seafood
 Restaurants, Inc.......    100      120      151      169       53       61

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT

  The following table sets forth, as of the date this amendment is filed, certain information regarding the beneficial ownership of the Company's Common Stock by (a) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (b) each director and nominee for director of the Company, (c) each executive officer named in the Summary Compensation Table below, and (d) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. The address of each of Messrs. Fertitta, Scheinthal, West, Ervin, Masucci and Taylor, and Hospitality Entertainment, L.L.C. ("Hospitality") is 1400 Post Oak Blvd., Suite 1010, Houston, Texas 77056.

                                                                    SHARES
                                                                 BENEFICIALLY
                                                                     OWNED
                                                               -----------------
                   NAME OF BENEFICIAL OWNER                     NUMBER   PERCENT
                   ------------------------                    --------- -------
Tilman J. Fertitta(1)(3)(4)................................... 5,950,000  23.2%
Steven L. Scheinthal(2).......................................   188,167     *
Paul S. West(2)...............................................   234,767     *
James E. Masucci(2)...........................................    16,000     *
Joe Max Taylor(2).............................................     8,000     *
Richard E. Ervin(2)...........................................   109,001     *
Hospitality Entertainment, L.L.C.(3).......................... 2,090,000   8.4%
High Rock Capital LLC(4)...................................... 1,755,400   7.2%
 28 State Street, 18th Floor
 Boston, Massachusetts 02109
Perkins Wolf McDonnel & Company(4)............................ 1,519,520   6.1%
 53 W. Jackson Boulevard, Suite 722
 Chicago, Illinois 60604
Dimensional Fund Advisors Inc.(4)............................. 1,454,914   5.9%
 1299 Ocean Avenue, 11th Floor
 Santa Monica, California 90401
All officers, directors and nominees
 as a group(5) (6 persons).................................... 6,505,935  24.9%

--------
 * Less than 1%.
(1) Includes 850,000 shares subject to options which are exercisable within 60 days of the date this amendment is filed and 2,090,000 shares owned of record by Hospitality. Mr. Fertitta has a 90% ownership interest in Hospitality (his wife owns the remaining 10%) and thus controls Hospitality. Mr. Fertitta is deemed to share voting and dispositive power with Hospitality with respect to such 2,090,000 shares.
(2) Includes 157,667, 155,667, 16,000, 8,000, and 102,001 shares subject to options, respectively for the persons named in the above table, which are exercisable within 60 days of the date this amendment is filed.
(3) Hospitality is the record owner of 2,090,000 shares or 8.4% of the Company's Common Stock. Mr. Fertitta has a 90% interest membership interest in Hospitality (his wife owns the remaining 10%) and is deemed to share voting and dispositive power with Hospitality with respect to such 2,090,000 shares.
(4) The information set forth herein has been compiled from filings made with the SEC on Schedules 13-G dated as of February 15, 14 and 3, 2000 respectively. In each case, the named entity possesses sole or shared beneficial ownership of the shares listed.
(5) Includes 1,289,335 shares subject to options for all officers and directors as a group which are, or will become, exercisable within 60 days of the date this amendment is filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

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

  Effective January 1, 1996, the Company entered into a Consulting Service Agreement (the "Agreement") with Fertitta Hospitality, LLC ("Fertitta Hospitality"), which is jointly owned by Mr. Fertitta and his wife. Pursuant to the Agreement, the Company provides limited services to Fertitta Hospitality with respect to management and operational matters, administrative, personnel and transportation matters. The Company receives a fee of $2,500 per month under the Agreement plus the reimbursement of all out-of-pocket expenses and such additional compensation as may be agreed upon. The Agreement provides for a one-year term which is automatically renewed unless either party terminates the Agreement upon 30 days' written notice to the other party. The Consulting Services Agreement was entered into between related parties and was not the result of arm's-length negotiations. Accordingly, the terms of this transaction may have been more or less favorable to the Company than might have been obtained from unaffiliated third parties. The Company believes that the terms of the transaction were at least as favorable to the Company as that which could have been obtained in arm's-length transactions with an unaffiliated party.

  In 1998, the Company entered into an agreement with Loop 610 Venture, L.L.C. ("Loop 610 Venture"), a company wholly-owned by the CEO, whereby the Company would sell to Loop 610 Venture a four-acre undeveloped tract of land at a third-party appraised value of approximately $5,360,000 (approximately $700,000 more than the original purchase price paid by the Company), and Loop 610 Venture would construct an office building and retail establishments on the land. In 1999, the Company entered into a ground lease agreement with Loop 610 Venture for approximately one-third of the undeveloped land so that Loop 610 Venture could develop a retail facility. The ground lease is for a term of five years with one option renewal period. Under the terms of the ground lease, Loop 610 Venture agreed to pay the Company base rent and pro-rata real property taxes and insurance in the amount of approximately $16,000 per month. In April 2000, the agreement with Loop 610 Venture was terminated, and Loop 610 Venture received an option to acquire, at various defined prices, all or certain designated portions of land for expansion of its retail facility or for warehouse usage. As part of the termination agreement the ground lease has remained in place, and the Company has contracted on its own behalf for construction of an office building on its land to be utilized as the Company's corporate headquarters.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Houston, State of Texas, on the 24th day of April, 2000.

                                          LANDRY'S SEAFOOD RESTAURANTS, INC.

                                                 /s/ Tilman J. Fertitta
                                          _____________________________________
                                                   Tilman J. Fertitta
                                             Chairman of the Board/President
                                               and Chief Executive Officer

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Tilman J. Fertitta           Chairman, President and      April 24, 2000
______________________________________  Chief Executive Officer,
          Tilman J. Fertitta            Principal Executive
                                        Officer and Director

         /s/ Paul S. West              Vice President, Principal    April 24, 2000
______________________________________  Financing Officer,
             Paul S. West               Principal Accounting
                                        Officer and Director

     /s/ Steven L. Scheinthal          Vice President, Secretary,   April 24, 2000
______________________________________  General Counsel and
         Steven L. Scheinthal           Director

      /s/ James E. Masucci*            Director                     April 24, 2000
______________________________________
           James E. Masucci

       /s/ Joe Max Taylor*             Director                     April 24, 2000
______________________________________
            Joe Max Taylor

     /s/ Steven L. Scheinthal                                       April 24, 2000
*By __________________________________
         Steven L. Scheinthal
           Attorney-in-Fact