Form 10-Q
period 2000-03-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 2000-05-15
CIK 908652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000.

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


                                 (713) 850-1010
                 ---------------------------------------------------
                        (Registrant's telephone number)

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

                         As of May 2, 2000 there were
                     24,823,125 shares of $0.01 par value
                           common stock outstanding.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

                                                                                                               PAGE
PART I.   FINANCIAL INFORMATION                                                                               NUMBER
Item 1.   Financial Statements............................................................................      2

          Condensed Unaudited Consolidated Balance Sheets at March 31, 2000 and December
          31, 1999........................................................................................      3

          Condensed Unaudited Consolidated Statements of Income for the Three Months Ended
          March 31, 2000 and March 31, 1999...............................................................      4

          Condensed Unaudited Consolidated Statement of Stockholders' Equity
          for the Three Months Ended March 31, 2000.......................................................      5

          Condensed Unaudited Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2000 and March 31, 1999.........................................................      6

          Notes to Condensed Unaudited Consolidated Financial Statements..................................     7-9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations......................................................................................    10-14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................     15

Item 2.   Changes in Securities...........................................................................     15

Item 3.   Defaults upon Senior Securities.................................................................     15

Item 4.   Submission of Matters to a Vote of Security Holders.............................................     15

Item 5.   Other Information...............................................................................     15

Item 6.   Exhibits and Reports on Form 8-K................................................................     15

Signatures................................................................................................     16


                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                        PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

     The accompanying condensed unaudited consolidated financial statements have been prepared by Landry's Seafood Restaurants, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included.

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of food, labor, employee turnover and employee benefits, the ability of the Company to acquire prime locations at acceptable lease or purchase terms, seasonality of results, ability to make projected capital expenditures, store unit sales and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,          December 31,
ASSETS                                                                             2000                1999
--------                                                                      --------------       --------------
                                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...........................................   $  18,932,537        $  22,977,666
     Accounts receivable--trade and other................................       7,843,319            7,065,298
     Inventory...........................................................      19,153,166           18,409,523
     Other current assets................................................       9,665,324           10,258,086
                                                                            -------------        -------------
          Total current assets...........................................      55,594,346           58,710,573
                                                                            -------------        -------------
PROPERTY AND EQUIPMENT, net..............................................     444,408,602          431,378,855
GOODWILL, net of amortization of $1,317,000 and $1,283,000, respectively.       2,673,781            2,707,988
OTHER ASSETS, net........................................................       3,725,764            3,928,436
                                                                            -------------        -------------
          Total assets...................................................   $ 506,402,493        $ 496,725,852
                                                                            =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable....................................................   $  16,961,871        $  21,416,112
     Accrued liabilities.................................................      22,313,593           19,772,136
     Current portion of long-term notes and other obligations (Note 3)...      75,095,270           68,092,714
                                                                            -------------        -------------
          Total current liabilities......................................     114,370,734          109,280,962

LONG-TERM NOTES AND OTHER OBLIGATIONS (Note 3)...........................          35,473               60,166
DEFERRED INCOME TAXES AND OTHER LIABILITIES..............................      11,625,826           10,036,686
                                                                            -------------        -------------
          Total liabilities..............................................     126,032,033          119,377,814

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par value, 60,000,000 shares authorized,
      24,823,125 issued and  outstanding, net of treasury shares.........         248,231              248,231
     Additional paid-in capital..........................................     322,605,100          322,605,100
     Retained earnings...................................................      57,517,129           54,494,707
                                                                            -------------        -------------
          Total stockholders' equity.....................................     380,370,460          377,348,038
                                                                            -------------        -------------
          Total liabilities and stockholders' equity.....................   $ 506,402,493        $ 496,725,852
                                                                            =============        =============

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                        LANDRY'S SEAFOOD RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                   -------------------
                                                        March 31,
                                                  2000             1999
                                              -----------      ------------

REVENUES...................................   $110,951,278         $101,265,669

OPERATING COSTS AND EXPENSES:
  Cost of sales............................     34,281,781           31,693,385
  Restaurant labor.........................     31,683,027           30,161,439
  Other restaurant operating expenses......     26,180,366           24,330,420
  Depreciation and amortization............      6,345,776            5,242,025
  General and administrative expenses......      5,640,939            4,639,802
  Pre-opening expenses.....................        952,891            1,041,412
  Special charge...........................             --            3,675,000
                                              ------------         ------------
    Total operating costs and expenses.....    105,084,780          100,783,483
                                              ------------         ------------

OPERATING INCOME...........................      5,866,498              482,186

OTHER (INCOME) EXPENSE:
  Interest (income) expense, net...........      1,259,752              (42,122)
  Other, net...............................         (7,639)             160,537
                                              ------------         ------------
    Total other (income) expense...........      1,252,113              118,415
                                              ------------         ------------

INCOME BEFORE INCOME TAXES.................      4,614,385              363,771
PROVISION FOR INCOME TAXES.................      1,591,963              125,729
                                              ------------         ------------
NET INCOME.................................   $  3,022,422         $    238,042
                                              ============         ============

EARNINGS PER SHARE INFORMATION:
BASIC--
  Net income per common share..............          $0.12                $0.01
  Weighted average number of common shares
   outstanding.............................     24,823,125           29,700,000
DILUTED--
  Net income per common share..............          $0.12                $0.01
  Weighted average number of common share
   equivalents outstanding.................     25,000,000           29,800,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                    LANDRY'S SEAFOOD RESTAURANTS, INC.

      CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                             Common Stock            Additional
                                             ------------             Paid-In            Retained
                                          Shares      Amount          Capital            Earnings          Total
                                         --------------------         -------            --------          -----
Balance, December 31, 1999.......       24,823,125    $248,231    $322,605,100          $54,494,707     $377,348,038

Net income.......................          ----        ----            ----               3,022,422        3,022,422

Balance, March 31, 2000..........       24,823,125    $248,231    $322,605,100          $57,517,129     $380,370,460
                                        ==========    ========    ============          ===========     ============

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   2000              1999
                                                   ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................     $  3,022,422         $  238,042
  Adjustments to reconcile net income to
   net cash provided by operating activities--
       Depreciation and amortization..             6,345,776          5,242,025
       Change in assets and  liabilities-net
          and other........................       (1,283,337)         1,650,568
                                                  ----------         ----------
               Total adjustments...........        5,062,439          6,892,593
                                                  ----------         ----------
       Net cash provided by operating
          activities.......................        8,084,861          7,130,635
                                                  ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions.........      (19,107,853)       (15,452,977)
  Other assets, including goodwill.........          ---               (107,202)
                                                  ----------         ----------
       Net cash used in investing
          activities.......................      (19,107,853)       (15,560,179)
                                                  ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on notes payable
   and other long-term obligations.........        6,977,863         39,980,450
  Net amounts from sale (repurchase) of
   common stock............................          ---             (9,270,621)
                                                  ----------         ----------
      Net cash provided by (used in)
        financing activities...............        6,977,863         30,709,829
                                                  ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...............................       (4,045,129)        22,280,285

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD  ...............................       22,977,666         35,183,405
                                                ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 18,932,537       $ 57,463,690
                                                ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash payments during the period for--
   Income taxes............................     $  1,047,000       $    139,000
   Interest................................     $  1,521,000       $    572,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

  The consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 1999. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company's December 31, 1999, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.


2.   Accrued Liabilities

     Accrued liabilities are comprised of the following:

                                                          March 31, 2000             December 31, 1999
                                                          --------------             -----------------
Payroll and related costs..................                  $ 6,570,573                   $ 4,145,220
Taxes, other than payroll and income taxes.                    5,953,935                     6,294,954
Store closings and special charges.........                    1,587,882                     1,705,027
Other......................................                    8,201,203                     7,626,935
                                                             -----------                   -----------
                                                             $22,313,593                   $19,772,136
                                                             ===========                   ===========

3.   Debt

     The Company has a $110.0 million unsecured credit facility from a syndicate of banks which matures in June 2000, and is available for expansion, acquisitions, and other general corporate purposes. At March 31, 2000, the Company had $75 million outstanding under this credit facility at an approximate interest rate of 8.2%. Amounts outstanding under the credit facility are classified as a current liability as the facility matures in less than one year. The Company is currently in the process of finalizing a new three year bank credit facility.

                   LANDRY'S SEAFOOD RESTAURANTS, INC.

    NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.   Contingencies

     Class Action Litigation
     -----------------------

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


     General Litigation
     ------------------

     The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

5.   Stockholders' Equity

     The costs associated with 6,422,165 shares of treasury stock, aggregating $53,002,875, are netted into the stockholders' equity on a pro rata basis.

     On April 12, 2000, the Company's Board of Directors authorized a renewal of the Company's open market stock buy back program for $36,000,000.

     On April 4, 2000, the Company declared its first quarterly dividend of $0.025 payable to shareholders on May 3, 2000.

     On February 9, 2000, the Company announced the signing of a definitive merger agreement to acquire another restaurant company. The merger agreement was subsequently cancelled. The costs associated with the cancelled acquisition will be expensed in the second quarter of 2000.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the amounts used to compute net income per common share diluted is as follows:



                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                  2000                1999
                                                                  ----                ----
Net Income.............................................         $ 3,022,422        $  238,042
                                                                 ==========        ==========
Weighted Average Common Shares Outstanding.............          24,823,125        29,700,000

Dilutive Common Stock Equivalents -- Stock Options.....             176,875           100,000
                                                                 ----------        ----------
Weighted Average Common and Common Equivalent
Shares Outstanding -- Diluted..........................          25,000,000        29,800,000
                                                                 ==========        ==========
Net Income Per Share -- Diluted........................              $ 0.12            $ 0.01
                                                                     ======            ======
Net Income Per Share, Before Special Charge............              $ 0.12            $ 0.09
                                                                     ======            ======

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company owns and operates full-service, casual dining seafood restaurants. As of March 31, 2000, the Company operated 153 restaurants. In addition, the Company operates three limited-menu take-out service units.

     On February 9, 2000, the Company announced it had entered into a merger agreement to acquire all of the outstanding shares of Rainforest Cafe, Inc. The merger agreement was subsequently cancelled. The costs associated with the cancelled acquisition merger will be expensed in the second quarter of 2000.

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

             LANDRY'S SEAFOOD RESTAURANTS, INC.

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of food, labor, employee turnover and employee benefits, the ability of the Company to acquire prime locations at acceptable lease or purchase terms, seasonality of results, ability to make projected capital expenditures, store unit sales and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

RESULTS OF OPERATIONS

     Restaurant Profitability

     The following table sets forth the percentage relationship to revenues of certain operating data for the periods indicated:

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                               MARCH 31,
                                                               ---------
                                                            2000       1999
                                                            ----       ----
          Revenues...................................      100.0%     100.0%
          Cost of sales..............................       30.9       31.3
          Restaurant labor...........................       28.6       29.8
          Other restaurant operating expenses........       23.6       24.0
                                                           -----      -----
          Restaurant level profit (1)................       16.9%      14.9%
                                                           =====      =====

(1)  Excludes depreciation, amortization and pre-opening expenses.
_____________________

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

     Revenues increased $9,685,609, or 9.6%, from $101,265,669 to $110,951,278 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase in revenues was primarily attributable to revenues from new restaurant openings. Same store sales for the three months ended March 31, 2000 were up approximately 2.5%.

     As a primary result of increased revenues, cost of sales increased $2,588,396, or 8.2%, from $31,693,385 to $34,281,781 in the three months ended
March 31, 2000, compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended March 31, 2000 decreased to 30.9%, from 31.3% in 1999. The decrease in cost of sales as a percentage of revenues reflects the increased efficiencies and favorable product costs in 2000 as compared to 1999.

     Restaurant labor expenses increased $1,521,588 or 5.0%, from $30,161,439 to $31,683,027 in the three months ended March 31, 2000, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the three months ended March 31, 2000 decreased to 28.6% from 29.8%. The decrease in restaurant labor expenses is primarily the result of a decline in hourly labor expenses. The reduced general manager turnover experienced by the Company has enabled the Company to better manage hourly labor expenses.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

     Other restaurant operating expenses increased $1,849,946, or 7.6%, from $24,330,420 to $26,180,366 in the three months ended March 31, 2000, compared to the same period in the prior year, primarily as a result of increased revenues. Such expenses decreased as a percentage of revenues to 23.6% in 2000 from 24.0% in 1999, as a primary result of more effective expense management.

     Depreciation and amortization expense increased $1,103,751, or 21.1%, from $5,242,025 to $6,345,776 in the three months ended March 31, 2000, compared to the same period in the prior year. The dollar and percentage increase was primarily due to the addition of new restaurants and purchases of new equipment.

     General and administrative expenses increased $1,001,137, or 21.6%, from $4,639,802 to $5,640,939 in the three months ended March 31, 2000, compared to the same period in the prior year, and increased as a percentage of revenues to 5.1% from 4.6%. The dollar increase resulted primarily from increased personnel, particularly field operations support staff, and salaries and travel costs to support the Company's operations.

     Pre-opening expenses in the three months ended March 31, 2000 were $952,891 as compared to $1,041,412 in the three months ended March 31, 1999. The Company opened five units during the three months ended March 31, 2000, at an average pre-opening expense of approximately $200,000 per unit.

     The special charge of $3,675,000 ($2,370,000 net of tax) for the three months ended March 31, 1999, was incurred in connection with the termination of a proposed acquisition.

     The increase in net interest expense in the three months ended March 31, 2000 is related to the interest expense incurred on borrowings under the Company's line of credit in connection with the Company's stock buy back program. The change in other income in the three months ended March 31, 2000, as compared to the same period in the prior year, was not deemed significant.

     Provision for income taxes increased by $1,466,234 from $125,729 in 1999 to $1,591,963 in 2000 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes remained constant at 34.5%.

Liquidity and Capital Resources

     For the three months ended March 31, 2000 the capital expenditures of the Company were approximately $19.1 million, which were funded out of existing cash balances, cash flow from operations and borrowings.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

     The Company has a $110.0 million credit facility from a syndicate of banks which expires in June 2000, and is available for expansion, acquisitions and general corporate purposes. At March 31, 2000, the Company had $75.0 million outstanding under this credit facility at an approximate interest rate of 8.2% and had cash and cash equivalent balances approximating $18.9 million. The Company is currently in the process of finalizing a new three year bank credit facility.

     The Company's current development plans are to open 15 to 16 restaurants during each of 2000 and 2001, 5 of which were open as of March 31, 2000.

     Due to the Company's growth and increasing office space needs, the Company is in the process of constructing a multistory office building for the Company's corporate headquarters, meeting and training facilities and a research and development test kitchen. Capital expenditures related to the office building are anticipated to be $12 million.

     On April 12, 2000, the Company's Board of Directors authorized a renewal of the Company's stock buy back program for $36 million. During the 1999 stock buy back program, the Company purchased approximately 6.4 million shares of common stock for approximately $53 million.

     On April 4, 2000, the Company declared its first quarterly dividend of $0.025 payable to shareholders on May 3, 2000.

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

Impact of Inflation

     Management does not believe that inflation has had a significant effect on the Company's operations during the past several years. Management believes the Company has historically been able to pass on increased costs through menu price increases, but there can be no assurance that it will be able to do so in the future. Future increases in restaurant labor costs, including expected future increases in federal minimum wages, land and construction costs could adversely affect the Company's profitability and ability to expand.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

       Class Action Litigation
       -----------------------

     Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name the Company, all of its current executive officers and directors, E.A. "Al" Jaksa, Jr. (a former executive officer and director) and underwriters that participated in the Company's offering of Common Stock in March 1998. Such lawsuits allege.that the defendants violated Federal securities laws during certain periods while individually selling the Company's common stock. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

       General Litigation
       ------------------

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

Item 3.   Defaults upon Senior Securities                         Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders     Not Applicable

Item 5.   Other Information                                       Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits --27. Financial Data Schedule

      (b) Reports on Form 8-K

          . The Company filed a Form 8-K on February 18, 2000, disclosing the merger agreement with Rainforest Cafe, Inc.

          . The Company filed a Form 8-K on May 4, 2000, terminating the merger agreement with Rainforest Cafe, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    LANDRY'S SEAFOOD RESTAURANTS, INC.
                    (Registrant)


                    /s/ Tilman J. Fertitta
                    ------------------------------------------------------
                    Tilman J. Fertitta
                    Chairman of the Board of Directors,
                    President and Chief Executive Officer
                    (Principal Executive Officer)


                    /s/ Paul S. West
                    ------------------------------------------------------
                    Paul S. West
                    Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)



Dated: May 15, 2000