Form 10-Q
period 2000-06-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 2000-08-14
CIK 908652

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        As of August 12, 2000 there were
                     22,283,921 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

                                                                                          PAGE
PART I.                                FINANCIAL INFORMATION                             NUMBER
-----------------------------------------------------------------------------------------------
Item 1.       Financial Statements                                                         2

              Unaudited Consolidated Balance Sheets at June 30, 2000 and December
              31, 1999                                                                     3

              Unaudited Consolidated Statements of Income for the Three and Six
              Months Ended June 30, 2000 and June 30, 1999                                 4

              Condensed Unaudited Consolidated Statement of Stockholders' Equity
              for the Six Months Ended June 30, 2000                                       5

              Condensed Unaudited Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2000 and June 30, 1999                                 6

              Notes to Condensed Unaudited Consolidated Financial Statements               7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                               10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  16

-----------------------------------------------------------------------------------------------
PART II.      OTHER INFORMATION
-----------------------------------------------------------------------------------------------
Item 1.       Legal Proceedings                                                           17

Item 2.       Changes in Securities                                                       17

Item 3.       Defaults upon Senior Securities                                             17

Item 4.       Submission of Matters to a Vote of Security Holders                         17

Item 5.       Other Information                                                           17

Item 6.       Exhibits and Reports on Form 8-K                                            17
-----------------------------------------------------------------------------------------------
Signatures                                                                                18
-----------------------------------------------------------------------------------------------

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

          This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Stockholders are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,     December 31,
ASSETS                                                                               2000          1999
------                                                                            ----------    ------------
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $ 10,737,100   $ 22,977,666
   Accounts receivable--trade and other                                            11,297,997      7,065,298
   Inventory                                                                       19,621,696     18,409,523
   Other current assets                                                             7,631,687     10,258,086
                                                                                 ------------   ------------
          Total current assets                                                     49,288,480     58,710,573
                                                                                 ------------   ------------
PROPERTY AND EQUIPMENT, net                                                       462,460,077    431,378,855
GOODWILL, net of amortization of $1,454,372 and $1,385,959, respectively            2,639,575      2,707,988
OTHER ASSETS, net                                                                   6,107,199      3,928,436
                                                                                 ------------   ------------
          Total assets                                                           $520,495,331   $496,725,852
                                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                              $ 23,485,700   $ 21,416,112
   Accrued liabilities                                                             26,904,795     19,772,136
   Current portion of long-term notes and other obligations                            98,423     68,092,714
                                                                                 ------------   ------------
          Total current liabilities                                                50,488,918    109,280,962

LONG-TERM NOTES AND OTHER OBLIGATIONS                                              83,009,454         60,166
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                        11,625,826     10,036,686
                                                                                 ------------   ------------
          Total liabilities                                                       145,124,198    119,377,814

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value, 60,000,000 shares authorized,
    23,533,625 and 24,823,125 issued and  outstanding, net of
    treasury shares, respectively                                                     235,336        248,231
   Additional paid-in capital                                                     313,576,673    322,605,100
   Retained earnings                                                               61,559,124     54,494,707
                                                                                 ------------   ------------
          Total stockholders' equity                                              375,371,133    377,348,038
                                                                                 ------------   ------------
          Total liabilities and stockholders' equity                             $520,495,331   $496,725,852
                                                                                 ============   ============

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                 ----------------------------     ----------------------------
                                                     2000            1999             2000            1999
                                                 ------------    ------------     ------------    ------------
REVENUES                                         $134,041,989    $123,607,013     $244,993,267    $224,872,683

OPERATING COSTS AND EXPENSES:
  Cost of sales                                    40,994,880      38,697,215       75,276,661      70,389,942
  Restaurant labor                                 36,553,345      34,756,632       68,236,372      64,918,070
  Other restaurant operating expenses              30,416,118      27,799,256       56,596,484      52,129,676
  Depreciation and amortization                     6,246,613       5,467,598       12,592,389      10,709,623
  General and administrative expenses               6,003,354       5,905,486       11,644,293      10,545,287
  Pre-opening expenses                                817,606         765,334        1,770,497       1,806,746
  Special charge (credit)                           2,000,000        (730,000)       2,000,000       2,945,000
                                                 ------------    ------------     ------------    ------------
    Total operating costs and expenses            123,031,916     112,661,521      228,116,696     213,444,344
                                                 ------------    ------------     ------------    ------------
OPERATING INCOME                                   11,010,073      10,945,492       16,876,571      11,428,339

OTHER (INCOME) EXPENSE:
  Interest (income) expense, net                    1,117,076         482,298        2,376,828         440,177
  Other, net                                          308,758        (310,488)         301,119        (149,951)
                                                 ------------    ------------     ------------    ------------
    Total other (income) expense                    1,425,834         171,810        2,677,947         290,226
                                                 ------------    ------------     ------------    ------------
INCOME BEFORE INCOME TAXES                          9,584,239      10,773,682       14,198,624      11,138,113
PROVISION FOR INCOME TAXES                          3,306,562       3,705,570        4,898,525       3,831,299
                                                 ------------    ------------     ------------    ------------
NET INCOME                                       $  6,277,677    $  7,068,112     $  9,300,099    $  7,306,814
                                                 ============    ============     ============    ============
EARNINGS PER SHARE INFORMATION:
BASIC--
  Net income per common share                           $0.26           $0.26            $0.38           $0.26
  Weighted average number of common shares
   outstanding                                     24,100,000      27,600,000       24,500,000      28,650,000
DILUTED--
  Net income per common share                           $0.26           $0.26            $0.38           $0.25
  Weighted average number of common share
   equivalents outstanding                         24,300,000      27,700,000       24,650,000      28,750,000

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

       CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                       Common Stock            Additional
                                --------------------------       Paid-In         Retained
                                 Shares            Amount        Capital         Earnings          Total
                                --------------------------    -------------   --------------   ------------
Balance, January 1, 2000         24,823,125      $248,231     $322,605,100     $54,494,707     $377,348,038

Net income                             ----          ----             ----       9,300,099        9,300,099

Dividends paid                         ----          ----             ----        (620,559)        (620,559)

Purchase of common stock,
 held for treasury               (1,289,500)      (12,895)      (9,028,427)     (1,615,123)     (10,656,445)
                                 ----------      --------     ------------     -----------     ------------
Balance, June 30, 2000           23,533,625      $235,336     $313,576,673     $61,559,124     $375,371,133
                                 ==========      ========     ============     ===========     ============

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                 2000            1999
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  9,300,099    $  7,306,814
  Adjustments to reconcile net income to net cash
   provided by operating activities-
    Special charge (credit)                                           ---        (730,000)
    Depreciation and amortization                              12,592,389      10,709,623
    Change in assets and liabilities-net and other              5,406,516      12,460,845
                                                             ------------    ------------
       Total adjustments                                       17,998,905      22,440,468
                                                             ------------    ------------
    Net cash provided by operating activities                  27,299,004      29,747,282
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                            (43,217,563)    (27,272,936)
  Other assets, including goodwill                                   ----         (49,859)
                                                             ------------    ------------
    Net cash used in investing activities                     (43,217,563)    (27,322,795)
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on notes payable and other
   long-term obligations                                       14,954,997      39,959,993
  Repurchase of common stock for treasury                     (10,656,445)    (46,029,292)
  Dividends paid                                                 (620,559)           ----
  Proceeds from exercise of stock options                            ----       5,400,000
                                                             ------------    ------------
    Net cash provided by (used in) financing activities         3,677,993        (669,299)
                                                             ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                  (12,240,566)      1,755,188

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                        22,977,666      35,183,405
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 10,737,100    $ 36,938,593
                                                             ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash payments during the period for--
   Income taxes                                              $  1,565,000    $    431,000
   Interest                                                  $  3,094,000    $    961,000

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Pre-opening Costs

     Pre-opening costs, primarily training related costs, incurred in connection with the commencement of each restaurant's operations, are expensed as incurred.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


2. Accrued Liabilities

     Accrued liabilities are comprised of the following:

                                              June 30, 2000  December 31, 1999
                                              -------------  -----------------
Payroll and related costs                       $ 5,817,981      $ 4,145,220
Taxes, other than payroll and income taxes        7,321,620        6,294,954
Store closings and special charges                1,177,497        1,705,027
Deferred and state income taxes                   2,470,593        1,198,998
Other                                            10,117,104        6,427,937
                                                -----------      -----------
                                                $26,904,795      $19,772,136
                                                ===========      ===========

3. Debt

     The Company has a $200.0 million credit facility from a syndicate of banks which was renewed and increased in June 2000 and matures in June 2003, and is available for expansion, acquisitions, and other general corporate purposes. Interest on the credit facility is generally payable quarterly at LIBOR or the bank's base rate plus a financing spread (aggregating 9.02% at June 30, 2000). The credit facility is governed by certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum fixed charge coverage ratio, and is secured by the common stock of the Company's wholly owned subsidiaries. The Company's financing spread is presently 2.25% for Libor, and 0.50% for base rate borrowings, and may be decreased or increased by 25 basis points as the Company's leverage ratio decreases or increases over pre-determined percentages.

4. Stockholders' Equity

     In April 2000, the Company's Board of Directors authorized a renewal of the Company's open market stock buy back program for $36 million. The costs associated with the purchase of treasury stock are recorded in the stockholders' equity accounts on a pro-rata basis.

     The Company authorized a $0.10 per share annual dividend for 2000 to be declared and payable quarterly to stockholders.

     In February 2000, the Company announced the signing of a definitive merger agreement to acquire another restaurant company. The merger agreement was subsequently cancelled in April 2000, and the associated costs were expensed in the second quarter of 2000 as a special charge.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the amounts used to compute net income per common share - diluted is as follows:

                                                       Three Months Ended June 30,  Six Months Ended June 30,
                                                       ---------------------------  -------------------------
                                                            2000         1999          2000          1999
                                                        -----------   -----------   -----------   -----------
Net Income                                              $ 6,277,677   $ 7,068,112   $ 9,300,099   $ 7,306,814
                                                        ===========   ===========   ===========   ===========
Weighted Average Common Shares Outstanding               24,100,000    27,600,000    24,500,000    28,650,000
Dilutive Common Stock Equivalents -- Stock Options          200,000       100,000       150,000       100,000
                                                        -----------   -----------   -----------   -----------
Weighted Average Common and Common Equivalent
 Shares Outstanding -- Diluted                           24,300,000    27,700,000    24,650,000    28,750,000
                                                        ===========   ===========   ===========   ===========
Net Income Per Share -- Diluted                         $      0.26   $      0.26   $      0.38   $      0.25
                                                        ===========   ===========   ===========   ===========
Net Income Per Share, Before Special Charge             $      0.31   $      0.24   $      0.43   $      0.32
                                                        ===========   ===========   ===========   ===========

5. Contingencies

     Class Action Litigation

     Class action lawsuits were filed in June and July of 1999 in the United States District Court for the Southern District of Texas, Houston Division against the Company and its executive officers, directors, and underwriters that participated in the Company's offering of Common Stock in March 1998. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company owns and operates full-service, casual dining seafood restaurants. As of June 30, 2000, the Company operated 160 restaurants. In addition, the Company operates three limited-menu take-out service units.

     In February 2000, the Company announced it had entered into a merger agreement to acquire all of the outstanding shares of Rainforest Cafe, Inc. The merger agreement was subsequently cancelled in April 2000, and the associated costs were expensed in the second quarter of 2000 as a special charge.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Stockholders are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

RESULTS OF OPERATIONS

       Restaurant Profitability

       The following table sets forth the percentage relationship to revenues of certain operating data for the periods indicated:

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,           JUNE 30,
                                       ------------------  ------------------
                                          2000     1999       2000      1999
                                         -----    -----      -----     -----
Revenues                                 100.0%   100.0%     100.0%    100.0%
Cost of sales                             30.6     31.3       30.7      31.3
Restaurant labor                          27.3     28.1       27.9      28.9
Other restaurant operating expenses       22.7     22.5       23.1      23.2
                                         -----    -----      -----     -----
Restaurant level profit /(1)/             19.4%    18.1%      18.3%     16.6%
                                         =====    =====      =====     =====
------------
(1)  Excludes depreciation, amortization and pre-opening expenses.

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

     Revenues increased $10,434,976, or 8.4%, from $123,607,013 to $134,041,989 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase in revenues was primarily attributable to revenues from new restaurant openings. There was a nominal change in same store sales and average weekly sales for the three months ended June 30, 2000, compared to the same period in 1999.

     As a primary result of increased revenues, cost of sales increased $2,297,665, or 5.9%, from $38,697,215 to $40,994,880 in the three months ended
June 30, 2000, compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended June 30, 2000 decreased to 30.6%, from 31.3% in 1999. The decrease in cost of sales as a percentage of revenues reflects increased efficiencies and favorable product costs in 2000.

     Restaurant labor expenses increased $1,796,713 or 5.2%, from $34,756,632 to $36,553,345 in the three months ended June 30, 2000, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the three months ended June 30, 2000 decreased to 27.3% from 28.1%. The decrease in restaurant labor expenses is primarily the result of a decline in hourly labor expenses.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

     Other restaurant operating expenses increased $2,616,862, or 9.4%, from $27,799,256 to $30,416,118 in the three months ended June 30, 2000, compared to the same period in the prior year, primarily as a result of increased revenues. Such expenses increased as a percentage of revenues to 22.7% in 2000 from 22.5% in 1999, primarily due to higher utility costs.

     Depreciation and amortization expense increased $779,015, or 14.2%, from $5,467,598 to $6,246,613 in the three months ended June 30, 2000, compared to the same period in the prior year. The increases are primarily due to the addition of new facilities.

     General and administrative expenses increased $97,868, or 1.7%, from $5,905,486 to $6,003,354 in the three months ended June 30, 2000, compared to the same period in the prior year, and decreased as a percentage of revenues to 4.5% from 4.8%. The dollar increase resulted primarily from increased personnel to support the Company's operations.

     Pre-opening expenses in the three months ended June 30, 2000 were $817,606 as compared to $765,334 in the three months ended June 30, 1999. The Company opened six units during the three months ended June 30, 2000.

     The special charge of $2,000,000 ($1,310,000 net of tax) for the three months ended June 30, 2000, was incurred in connection with the termination of a proposed acquisition. The special credit of $730,000 for the three months ended June 30, 1999 represented the reversal (income) of estimated costs related to favorably settling lease obligations of certain closed stores.

     The increase in net interest expense in the three months ended June 30, 2000 as compared to the same period in the prior year, is attributable to increased borrowings for capital expenditures, working capital and treasury stock purchases, and increases in the weighted average borrowing rates under the Company's credit facilities. The change in other income in the three months ended June 30, 2000, as compared to the same period in the prior year, is not deemed significant.

     Provision for income taxes decreased by $399,008 from $3,705,570 in 1999 to $3,306,562 in 2000 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes remained constant at 34.5%.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

     Revenues increased $20,120,584, or 8.9%, from $224,872,683 to $244,993,267 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase in revenues was primarily attributable to revenues from new restaurant openings. There was a nominal change in same store sales and average weekly sales for the six months ended June 30, 2000 compared to the same period in 1999.

     As a primary result of increased revenues, cost of sales increased $4,886,719, or 6.9%, from $70,389,942 to $75,276,661 in the six months ended
June 30, 2000, compared to the same period in the prior year. Cost of sales as a percentage of revenues for the six months ended June 30, 2000 decreased to 30.7%, from 31.3% in 1999. The decrease in cost of sales as a percentage of revenue reflects increased efficiencies and favorable product costs in 2000.

     Restaurant labor expenses increased $3,318,302, or 5.1%, from $64,918,070 to $68,236,372 in the six months ended June 30, 2000, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the six months ended June 30, 2000 decreased to 27.9% from 28.9%. The decrease in restaurant labor expenses is primarily the result of a decline in hourly labor expenses.

     Other restaurant operating expenses increased $4,466,808, or 8.6%, from $52,129,676 to $56,596,484 in the six months ended June 30, 2000, compared to the same period in the prior year, as a result of increased revenues. Such expenses decreased as a percentage of revenues to 23.1% in 2000 from 23.2% in 1999 due to improved cost management offset by higher utility costs.

     Depreciation and amortization expense increased $1,882,766, or 17.6%, from $10,709,623 to $12,592,389 in the six months ended June 30, 2000, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new facilities.

     General and administrative expenses increased $1,099,006, or 10.4%, from $10,545,287 to $11,644,293 in the six months ended June 30, 2000, compared to the same period in the prior year. The dollar increase resulted primarily from increased personnel to support the Company's operations.

     Pre-opening expenses in 2000 were $1,770,497 as compared to $1,806,746 in 1999. The Company opened 11 units during the six months ended June 30, 2000.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

     The special charge of $2,000,000 ($1,310,000 net of tax) in 2000 was incurred in connection with the termination of a proposed acquisition. The special charge of $2,945,000 in 1999 represents the net of a $730,000 reversal (income) of estimated costs related to favorably settling lease obligations of certain closed stores recorded in the second quarter of 1999, and $3,675,000 of expenses incurred related to an abandoned merger transaction during the first quarter of 1999.

     The increase in net interest expense in the six months ended June 30, 2000, as compared to the same period in the prior year, is primarily attributable to increased borrowings for capital expenditures, working capital, and treasury stock purchases, and increases in the weighted average borrowing rates under the Company's credit facilities. The change in other income is not deemed significant.

     Provision for income taxes increased by $1,067,226 from $3,831,299 in 1999 to $4,898,525 in 2000 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes remained constant.

Liquidity and Capital Resources

     For the six months ended June 30, 2000 the capital expenditures of the Company were approximately $43.2 million, and the Company repurchased $10.6 million of common stock which were funded out of existing cash balances, cash flow from operations and borrowings.

     The Company has a $200.0 million credit facility from a syndicate of banks which expires in June 2003, and is available for expansion, acquisitions and general corporate purposes. At June 30, 2000, the Company had $83.0 million outstanding under this credit facility at an interest rate of 9.02% and cash equivalent balances approximating $10.7 million.

     The Company's current development plans are to open 12 to 15 restaurants during each of 2000 and 2001, eleven of which were open as of June 30, 2000. The Company, from time to time, reviews opportunities for investment in the hospitality, entertainment, food service management and other industries. The Company's exercise of any such investment opportunity may impact the Company's development plans and capital expenditures.

     The Company is in the process of constructing a multi-story office building for the Company's corporate headquarters, meeting and training facilities and a research and development test kitchen. Capital expenditures related to the office building are anticipated to be $15 million.

     In April 2000, the Company's Board of Directors authorized a renewal of the Company's stock buy back program for $36.0 million.

     In April 2000, the Company declared its first quarterly dividend of $0.025 payable to shareholders on May 3, 2000.

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

Impact of Inflation

     Management does not believe that inflation has had a significant effect on the Company's operations during the past several years. Management believes the Company has historically been able to pass on increased costs through menu price increases, but there can be no assurance that it will be able to do so in the future. Future increases in restaurant labor costs, including expected future increases in federal minimum wages, interest rates, land and construction costs could adversely affect the Company's profitability and ability to expand.

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

Interest Rate Risk

     Total debt at June 30, 2000, included $83,000,000 of floating-rate debt attributed to bank credit facility borrowings at an average interest rate of 9.02%. As a result, the Company's annual interest cost in 2000 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (approximately 90 basis points) would be approximately $750,000 annually based on the floating rate debt outstanding at June 30, 2000.

     At June 30, 2000, the Company's floating-rate debt had a book value and a fair market value of $83,000,000. The floating-rate debt will mature in June 2003.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       Class Action Litigation

     Class action lawsuits were filed in June and July of 1999 against the Company and its executive officers, directors and underwriters that participated in the Company's offering of Common Stock in March 1998, in the United States District Court for the Southern District of Texas, Houston Division. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   Not Applicable

ITEM 5.      OTHER INFORMATION                                     Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS --27. FINANCIAL DATA SCHEDULE

     (B)  REPORTS ON FORM 8-K

          . THE COMPANY FILED A FORM 8-K ON JULY 12, 2000, ANNOUNCING A $200
            MILLION CREDIT LINE WITH A SYNDICATE OF BANKS.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          LANDRY'S SEAFOOD RESTAURANTS, INC.
                          (Registrant)


                          /s/ Tilman J. Fertitta
                          ----------------------------------------
                          Tilman J. Fertitta
                          Chairman of the Board of Directors,
                          President and Chief Executive Officer
                          (Principal Executive Officer)


                          /s/ Paul S. West
                          ----------------------------------------
                          Paul S. West
                          Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2000