Form 10-Q
period 2000-09-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 2000-11-13
CIK 908652

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000.

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

                       As of November 9, 2000 there were
                      21,537,333 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

                                                                                         PAGE
PART I.                                FINANCIAL INFORMATION                            NUMBER
----------------------------------------------------------------------------------------------
Item 1.       Financial Statements.....................................................    3

              Unaudited Consolidated Balance Sheets at September 30, 2000 and
              December 31, 1999........................................................    4

              Unaudited Consolidated Statements of Income for the Three and Nine
              Months Ended September 30, 2000 and September 30, 1999...................    5

              Condensed Unaudited Consolidated Statement of Stockholders' Equity
              for the Nine Months Ended September 30, 2000.............................    6

              Condensed Unaudited Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2000 and September 30, 1999...................    7

              Notes to Condensed Unaudited Consolidated Financial Statements...........    8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................   12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...............   18
----------------------------------------------------------------------------------------------
PART II.      OTHER INFORMATION
----------------------------------------------------------------------------------------------
Item 1.       Legal Proceedings........................................................   20

Item 2.       Changes in Securities....................................................   20

Item 3.       Defaults upon Senior Securities..........................................   20

Item 4.       Submission of Matters to a Vote of Security Holders......................   20

Item 5.       Other Information........................................................   20

Item 6.       Exhibits and Reports on Form 8-K.........................................   20
----------------------------------------------------------------------------------------------
Signatures                                                                                21
----------------------------------------------------------------------------------------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                        PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     The accompanying condensed unaudited consolidated financial statements have been prepared by Landry's Seafood Restaurants, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included.

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, retain employees, increase prices to combat mandatory wage increases and other inflationary pressures that impact the Company's cost of doing business, ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. In addition, there is no assurance that Landry's management will be able to smoothly integrate the operations and business of Rainforest Cafe, Inc. ("Rainforest") or whether same store sales declines of Rainforest units can be mitigated to maintain the Company's existing business and achieve reasonable financial results. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Stockholders are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's Form 10-K filed with the SEC for the fiscal year ended December 31, 1999.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,  December 31,
       ASSETS                                                                       2000            1999
      -------                                                                   -------------- -------------
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents.................................................    $  8,767,507   $ 22,977,666
   Accounts receivable--trade and other......................................       8,813,601      7,065,298
   Inventory.................................................................      15,858,665     18,409,523
   Other current assets......................................................       7,200,559     10,258,086
                                                                                 ------------   ------------
          Total current assets...............................................      40,640,332     58,710,573
                                                                                 ------------   ------------
PROPERTY AND EQUIPMENT, net..................................................     471,505,651    431,378,855
GOODWILL, net of amortization of $1,487,623 and $1,385,959 ..................       2,611,285      2,707,988
OTHER ASSETS, net............................................................       5,986,007      3,928,436
                                                                                 ------------   ------------
          Total assets.......................................................    $520,743,275   $496,725,852
                                                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable..........................................................    $ 24,615,711   $ 21,416,112
   Accrued liabilities.......................................................      26,734,292     19,772,136
   Current portion of long-term notes and other obligations...................         84,779     68,092,714
                                                                                 ------------   ------------
          Total current liabilities..........................................      51,434,782    109,280,962

LONG-TERM NOTES AND OTHER OBLIGATIONS........................................      80,999,481         60,166
DEFERRED INCOME TAXES AND OTHER LIABILITIES..................................      15,080,476     10,036,686
                                                                                 ------------   ------------
          Total liabilities..................................................     147,514,739    119,377,814

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 60,000,000 shares authorized, 22,282,925 and 24,823,135 issued and outstanding, net of treasury shares,
    respectively.............................................................         222,829        248,231
  Additional paid-in capital.................................................     305,841,338    322,605,100
  Retained earnings..........................................................      67,164,369     54,494,707
                                                                                 ------------   ------------
          Total stockholders' equity.........................................     373,228,536    377,348,038
                                                                                 ------------   ------------
          Total liabilities and stockholders' equity.........................    $520,743,275   $496,725,852
                                                                                 ============   ============

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended                 Nine Months Ended
                                                         September 30,                    September 30,
                                                    2000              1999            2000            1999
                                                ------------      ------------    ------------    ------------
REVENUES                                         $133,108,129     $116,509,850    $378,101,396    $341,382,531
OPERATING COSTS AND EXPENSES:
  Cost of sales...............................     39,691,093       35,935,628     114,967,754     106,325,569
  Restaurant labor............................     36,517,291       32,171,573     104,753,662      97,089,642
  Other restaurant operating expenses.........     29,810,287       25,663,859      86,406,771      77,795,268
  General and administrative expenses.........      7,309,821        5,486,155      18,954,114      16,031,442
  Pre-opening expenses........................        288,186          789,224       2,058,684       2,595,970
  Depreciation and amortization...............      6,341,232        5,641,160      18,933,621      16,350,783
  Special charge (credit).....................            ---              ---       2,000,000       2,945,000
                                                 ------------     ------------    ------------    ------------
    Total operating costs and expenses........    119,957,910      105,687,599     348,074,606     319,133,674
                                                 ------------     ------------    ------------    ------------

OPERATING INCOME                                   13,150,219       10,822,251      30,026,790      22,248,857
OTHER (INCOME) EXPENSE:
  Interest (income) expense, net..............      1,803,752          661,073       4,180,581       1,101,250
  Other, net..................................        (23,372)          96,626         277,747         (53,325)
                                                 ------------     ------------    ------------    ------------
    Total other (income) expense..............      1,780,380          757,699       4,458,328       1,047,925
                                                 ------------     ------------    ------------    ------------
INCOME BEFORE INCOME TAXES....................     11,369,839       10,064,552      25,568,462      21,200,932
PROVISION FOR INCOME TAXES....................      3,524,650        3,472,270       8,423,175       7,303,569
                                                 ------------     ------------    ------------    ------------
NET INCOME....................................   $  7,845,189     $  6,592,282    $ 17,145,287    $ 13,897,363
                                                 ============     ============    ============    ============
EARNINGS PER SHARE INFORMATION:
BASIC--
  Net income per common share.................          $0.34            $0.26           $0.71           $0.51
  Weighted average number of common shares
   outstanding................................     23,000,000       25,600,000      24,000,000      27,233,000
DILUTED--
  Net income per common share.................          $0.34            $0.26           $0.71           $0.50
  Weighted average number of common share
   equivalents outstanding....................     23,200,000       25,600,000      24,200,000      27,767,000

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

       CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                Additional
                                        Common Stock             Paid-In         Retained
                                  Shares            Amount       Capital         Earnings          Total
                                 --------------------------   -------------   --------------       -----
Balance, January 1, 2000........  24,823,125      $248,231     $322,605,100     $54,494,707     $377,348,038

Net income......................        ----          ----             ----      17,145,287       17,145,287

Dividends paid..................        ----          ----             ----      (1,208,880)      (1,208,880)

Purchase of common stock,
 held for treasury..............  (2,540,200)      (25,402)     (16,763,762)     (3,266,745)     (20,055,909)
                                  ----------      --------     ------------     -----------     ------------
Balance, September 30, 2000.....  22,282,925      $222,829     $305,841,338     $67,164,369     $373,228,536
                                  ==========      ========     ============     ===========     ============

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended September 30,
                                                              2000             1999
                                                         ---------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................       $ 17,145,287    $ 13,897,363
  Adjustments to reconcile net income to net cash
    provided by operating activities-
    Special charge (credit)...........................               ----        (730,000)
    Depreciation and amortization.....................         18,933,621      16,350,783
    Change in assets and liabilities-net and other....         16,587,305      23,757,479
                                                             ------------    ------------
       Total adjustments..............................         35,520,926      39,378,262
                                                             ------------    ------------
    Net cash provided by operating activities.........         52,666,213      53,275,625
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                            (58,542,963)    (41,691,374)
  Other assets, including goodwill                                   ----        (375,683)
                                                             ------------    ------------
    Net cash used in investing activities                     (58,542,963)    (42,067,057)
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on notes payable and other
   long-term obligations..............................         12,931,380      22,939,543
  Repurchase of common stock for treasury.............        (20,055,909)    (48,331,830)
  Dividends paid......................................         (1,208,880)           ----
  Proceeds from exercise of stock options.............               ----       5,400,000
                                                             ------------    ------------
    Net cash provided by (used in) financing
     activities.......................................         (8,333,409)    (19,992,287)
                                                             ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..........................................        (14,210,159)     (8,783,719)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD...............................................         22,977,666      35,183,405
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............       $  8,767,507    $ 26,399,686
                                                             ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash payments during the period for--
   Income taxes.......................................       $  1,700,000    $    464,000
   Interest expense...................................       $  5,169,000    $  1,863,000


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURNTS, INC.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


2.   Acquisition of Rainforest Cafe, Inc.

     On October 28, 2000, the Company, through LSR Acquisition Corp. ("Purchaser"), a wholly owned subsidiary of Landry's, accepted for purchase 12,454,011 shares of the common stock, no par value (the "Shares"), of Rainforest Cafe, Inc. ("Rainforest"), that had been validly tendered pursuant to Purchaser's tender offer for all of the outstanding Shares at $3.25 per Share, net to the seller in cash (the "Offer"). As a result, as of the closing of the tender, Landry's owns approximately 60% majority ownership in Rainforest. The Offer was made pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 26, 2000, by and among Rainforest, the Company and Purchaser, which provides for, among other things, the making of the Offer by Purchaser and, following the consummation of the Offer, the 100% merger of Purchaser with and into Rainforest (the "Merger"), with Rainforest, a wholly owned subsidiary of Landry's, as the surviving corporation. The aggregate purchase price for tendered Shares was approximately $40.5 million, which was provided from the Company's existing bank credit facility. The finalization of the remaining merger is expected to cost approximately $30 million for the remaining outstanding common stock and is expected occur prior to December 31, 2000.

3.   Accrued Liabilities

     Accrued liabilities are comprised of the following:

                                                  September 30, 2000   December 31, 1999
                                                  ------------------   -----------------
Payroll and related costs.....................         $ 6,637,977         $ 4,145,220
Taxes, other than payroll and income taxes....           7,544,224           6,294,954
Store closings and special charges............           1,098,000           1,705,027
Deferred and state income taxes...............           2,392,970           1,198,998
Other.........................................           9,061,121           6,427,937
                                                       -----------         -----------
                                                       $26,734,292         $19,772,136
                                                       ===========         ===========

4.   Debt

     The Company has a $200.0 million credit facility from a syndicate of banks which was renewed and increased in June 2000, matures in June 2003 and is available for expansion, acquisitions, and other general corporate purposes. Interest on the credit facility is generally payable quarterly at Libor or the bank's base rate plus a financing spread (aggregating 8.87% at September 30, 2000). The credit facility is governed by certain financial covenants, including minimum tangible net worth, a maximum leverage

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ratio and a minimum fixed charge coverage ratio, and is secured by the common stock of the Company's wholly owned subsidiaries. The Company's financing spread is presently 2.25% for Libor, and 0.50% for base rate borrowings, and may be decreased or increased by 25 basis points as the Company's leverage ratio decreases or increases over predetermined percentages. In connection with the Rainforest acquisition, the credit facility was amended in October, 2000 to permit the Rainforest acquisition, and to modify the maximum leverage ratio and temporarily limit, for a temporary period, additional stock repurchases to $6 million. Further acquisitions are temporarily precluded, without additional bank approval, over a certain dollar amount.

5.   Stockholders' Equity

     In April 2000, the Company's Board of Directors authorized a renewal of the Company's open market stock buy back program for $36 million. The costs associated with the purchase of treasury stock are recorded in the stockholders' equity accounts on a pro-rata basis.

     The Company authorized a $0.10 per share annual dividend for 2000 to be declared and paid quarterly to stockholders.

     A reconciliation of the amounts used to compute net income per common share-diluted is as follows:

                                                          Three Months Ended            Nine Months Ended
                                                     ---------------------------    ---------------------------
                                                            September 30,                  September 30,
                                                     ---------------------------    ---------------------------
                                                           2000           1999           2000           1999
                                                       -----------    -----------    -----------    -----------
Net Income..........................................    $ 7,845,189   $ 6,592,282    $17,145,287    $13,897,363
                                                        ===========   ===========    ===========    ===========
Weighted Average Common Shares Outstanding..........     23,000,000    25,600,000     24,000,000     27,233,000

Dilutive Common Stock Options.......................        200,000          ----        200,000        534,000
                                                        -----------   -----------    -----------    -----------
Weighted Average Common and Common Equivalent
 Shares Outstanding -- Diluted......................     23,200,000    25,600,000     24,200,000     27,767,000
                                                        ===========   ===========    ===========    ===========

Net Income Per Share -- Diluted.....................    $      0.34   $      0.26    $      0.71    $      0.50
                                                        ===========   ===========    ===========    ===========
Net Income Per Share, Before Special Charge.........    $      0.34   $      0.26    $      0.76    $      0.57
                                                        ===========   ===========    ===========    ===========

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.   Contingencies

     Class Action Litigation
     -----------------------

     Class action lawsuits were filed in June and July of 1999 in the United States District Court for the Southern District of Texas, Houston Division against the Company and its executive officers, directors and underwriters that participated in the Company's offering of Common Stock in March 1998. The plaintiffs in these actions seek unspecified monetary damages. The Company has filed a motion with the court to dismiss the lawsuit. Although the ultimate outcome of these matters cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company owns and operates full-service, casual dining seafood restaurants. As of September 30, 2000, the Company operated 161 restaurants. In addition, the Company operates three limited-menu take-out service units.

     In February 2000, the Company announced it had entered into an initial merger agreement to acquire all of the outstanding shares of Rainforest Cafe, Inc. That merger agreement was subsequently cancelled in April 2000, and the associated costs were expensed in the second quarter of 2000 as a special charge. On September 29, 2000, the Company subsequently tendered $3.25 per share for all outstanding shares of Rainforest. On October 28, 2000, approximately 60% of the outstanding shares were tendered to Landry's. As a result, the Company effectively controlled Rainforest as of October 28, 2000, and plans to merge Rainforest into a wholly-owned subsidiary of the Company by December 31, 2000.

     The Company's operations may be impacted by changes in federal and state taxes and other federal and state governmental policies which include many possible factors such as the level of minimum wages, the deductibility of business and entertainment expenses, levels of disposable income and national and regional economic growth. Several state or local governments are in the process of attempting to raise specific regions or locales minimum wages, irrespective of federal government or political initiatives. Increases in minimum wages, federal, state or local mandates or labor pressures will increase the Company's labor costs.

     The restaurant industry is intensely competitive and is affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants, including new restaurants the Company may open or acquire, may be affected by factors such as traffic patterns, employee turnover, demographic considerations, weather conditions, and the type, number, and location of competing restaurants. The Company has many well-established competitors with greater financial resources and longer histories of operation than the Company, including competitors already established in regions where the Company is planning to expand, as well as competitors planning to expand in the same regions or into regions where the Company currently operates. The Company faces significant competition from mid-priced, full-service, casual dining restaurants offering seafood and other types and varieties of cuisine. The Company's competitors include national, regional, and local chains as well as local owner-operated restaurants. The Company also competes with other restaurants and retail establishments for restaurant sites.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, retain employees, increase prices to combat mandatory wage increases and other inflationary pressures that impact the Company's cost of doing business, ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. In addition, there is no assurance that Landry's management will be able to smoothly integrate the operations and business of Rainforest Cafe, Inc. ("Rainforest") or whether same store sales declines of Rainforest units can be mitigated to maintain the Company's existing business and achieve reasonable financial results. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Stockholders are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's Form 10-K filed with the SEC for the fiscal year ended December 31, 1999.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

RESULTS OF OPERATIONS

     Restaurant Profitability

     The following table sets forth the percentage relationship to revenues of certain operating data for the periods indicated:

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                      ------------------   -------------------
                                          SEPTEMBER 30        SEPTEMBER 30
                                       ------------------- -------------------
                                          2000     1999       2000       1999
                                         -----    -----      -----      -----
Revenues..............................   100.0%   100.0%     100.0%     100.0%
Cost of sales.........................    29.8     30.8       30.4       31.1
Restaurant labor......................    27.4     27.6       27.7       28.5
Other restaurant operating expenses...    22.4     22.1       22.9       22.8
                                         -----    -----      -----      -----
Restaurant level profit /(1)/.........    20.4%    19.5%      19.0%      17.6%
                                         =====    =====      =====      =====

(1)  Excludes depreciation, amortization and pre-opening expenses.
_____________________

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

     Revenues increased $16,598,279, or 14.2%, from $116,509,850 to $133,108,129 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase in revenues was primarily attributable to revenues from new restaurant openings. Same store sales increased 3.5% and average weekly sales increased 2.5% for the three months ended September 30, 2000, compared to the same period in 1999.

     As a primary result of increased revenues, cost of sales increased $3,755,465, or 10.5%, from $35,935,628 to $39,691,093 in the three months ended
September 30, 2000, compared to the same period in the prior year. Cost of sales as a percentage of revenues for the three months ended September 30, 2000 decreased to 29.8%, from 30.8% in 1999. The decrease in cost of sales as a percentage of revenues reflects increased efficiencies and favorable product costs in 2000.

     Restaurant labor expenses increased $4,345,718, or 13.5%, from $32,171,573 to $36,517,291 in the three months ended September 30, 2000, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the three months ended September 30, 2000 decreased to 27.4% from 27.6%. The decrease in restaurant labor expenses is primarily the result of a decline in hourly labor expenses, due to effective labor management during the three months ended September 30, 2000.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

     Other restaurant operating expenses increased $4,146,428, or 16.2%, from $25,663,859 to $29,810,287 in the three months ended September 30, 2000, compared to the same period in the prior year, primarily as a result of increased revenues. Such expenses increased as a percentage of revenues to 22.4% in 2000 from 22.1% in 1999, primarily due to higher utility costs.

     Depreciation and amortization expense increased $700,072, or 12.4%, from $5,641,160 to $6,341,232 in the three months ended September 30, 2000, compared to the same period in the prior year. The increase is primarily due to the addition of new facilities.

     General and administrative expenses increased $1,823,666, or 33.2%, from $5,486,155 to $7,309,821 in the three months ended September 30, 2000, compared to the same period in the prior year, and increased as a percentage of revenues to 5.5% from 4.7%. The increase resulted primarily from accrued bonus compensation as a result of expectations that the Company will exceed its original performance goals for the year.

     Pre-opening expenses in the three months ended September 30, 2000 were $288,187 as compared to $789,224 in the three months ended September 30, 1999. The Company opened one unit during the three months ended September 30, 2000.

     The increase in net interest expense in the three months ended September 30, 2000, as compared to the same period in the prior year, is primarily attributable to increased borrowings for the Company's stock buy-back program and increases in the weighted average borrowing rates under the Company's credit facilities. The change in other income in the three months ended September 30, 2000, as compared to the same period in the prior year, is not deemed significant.

     Provision for income taxes increased by $52,380 from $3,472,270 in 1999 to $3,524,650 in 2000 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes was reduced to 31.0% from 34.5%, as a result of continuing favorable Federal income tax credits for tipped employees. The lower income tax accrual rate is believed to be applicable for periods in the foreseeable future.

     The Company's actual cash payments for annual income taxes due are currently lower than the financial accrual rate due to significant permanent and timing differences due to differences between the rules for preparing tax returns, and their resulting liabilities and payments, and financial statement preparation rules for accruing such amounts.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

     Revenues increased $36,718,865, or 10.8%, from $341,382,531 to $378,101,396 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase in revenues was primarily attributable to revenues from new restaurant openings. Same store sales and average weekly sales increased 2.2% and 1.6%, respectively, for the nine months ended September 30, 2000 compared to the same period in 1999.

     As a primary result of increased revenues, cost of sales increased $8,642,185, or 8.1%, from $106,325,569 to $114,967,754 in the nine months ended
September 30, 2000, compared to the same period in the prior year. Cost of sales as a percentage of revenues for the nine months ended September 30, 2000 decreased to 30.4%, from 31.1% in 1999. The decrease in cost of sales as a percentage of revenue reflects increased efficiencies and favorable product costs in 2000.

     Restaurant labor expenses increased $7,664,020, or 7.9%, from $97,089,642 to $104,753,662 in the nine months ended September 30, 2000, compared to the same period in the prior year. Restaurant labor expenses as a percentage of revenues for the nine months ended September 30, 2000 decreased to 27.7% from 28.5%. The decrease in restaurant labor expenses is primarily the result of a decline in hourly labor expenses, due to effective labor management during the more recent quarters, and in part due to less efficient labor costs in early 1999 (as a comparison to 2000) due to menu and operational adjustments implemented in the Joe's Crab Shack Restaurant stores.

     Other restaurant operating expenses increased $8,611,503, or 11.1%, from $77,795,268 to $86,406,771 in the nine months ended September 30, 2000, compared to the same period in the prior year, as a result of increased revenues. Such expenses increased as a percentage of revenues to 22.9% in 2000 from 22.8% in 1999 due to improved cost management offset by higher utility costs.

     Depreciation and amortization expense increased $2,582,838, or 15.8%, from $16,350,783 to $18,933,621 in the nine months ended September 30, 2000, compared to the same period in the prior year. The dollar increase was primarily due to the addition of new facilities.

     General and administrative expenses increased $2,922,672, or 18.2%, from $16,031,442 to $18,954,114 in the nine months ended September 30, 2000, compared to the same period in the prior year and increased as a percentage of revenue to 5.0% from 4.7%. The dollar and percentage increase is primarily attributable to increased bonus compensation expense as a result of projected performance results for the Company.

     Pre-opening expenses in 2000 were $2,058,684 as compared to $2,595,970 in 1999. The Company opened 11 units during the nine months ended September 30, 2000.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

     The special charge of $2,000,000 ($1,310,000 net of tax) in 2000 was incurred in connection with the termination of the initial attempted acquisition of Rainforest Cafe, Inc. ("Rainforest") in April. On October 28, 2000 the Company acquired, subject to a cash tender offer, 59.1% of the outstanding shares of Rainforest. The Company anticipates acquiring the remaining shares through a merger expected to occur on or about December 1, 2000. Therefore, Rainforest results will be consolidated into Landry's financial statements at the 59.1% level from October 28, 2000 until consummation of the merger, at which time Rainforest will then become a wholly owned subsidiary of the Company, and be fully consolidated. The special charge of $2,945,000 in 1999 represents the net of a $730,000 reversal (income) of estimated costs related to favorably settling lease obligations of certain closed stores recorded in the second quarter of 1999, and $3,675,000 of expenses incurred related to a different merger transaction which was abandoned during the first quarter of 1999.

     The increase in net interest expense in the nine months ended September 30, 2000, as compared to the same period in the prior year, is primarily attributable to increased borrowings for capital expenditures, working capital, and treasury stock purchases, and increases in the weighted average borrowing rates under the Company's credit facilities. The change in other income is not deemed significant.

     Provision for income taxes increased by $1,119,606 from $7,303,569 in 1999 to $8,423,175 in 2000 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes was reduced for the three months ended September 30, 2000 and prospectively to reflect continuing favorable Federal tax credits for tipped employees.

Liquidity and Capital Resources

     For the nine months ended September 30, 2000 the capital expenditures of the Company were approximately $58.5 million, and the Company repurchased $20.1 million of common stock funded out of existing cash balances, cash flow from operations and borrowings.

     Subsequent to September 30, 2000, the company purchased 59.1% of the outstanding common stock of Rainforest for approximately $40.5 million through a cash tender offer. The funds were provided by the existing bank credit facility, as approved by the bank syndicate. The shares not tendered as of October 28, 2000 are expected to be acquired via a merger on or about December 1, 2000 for approximately $30.4 million, also funded through the existing bank credit facility.

     The Company has a $200.0 million credit facility from a syndicate of banks which expires in June 2003, and is available for expansion, acquisitions and general corporate purposes. At September 30, 2000, the Company had $81.0 million outstanding under this credit facility at an interest rate of 8.87% and cash equivalent balances approximating $8.8 million. In connection with the Rainforest acquisition, the credit facility was amended in October, 2000, to permit the Rainforest acquisitions, temporarily modify the maximum leverage ratio and temporarily limit additional stock repurchases to $6 million. Further acquisitions are temporarily restricted to a certain dollar amount, without bank approval. All temporary limitations will be automatically removed based upon the Company's near-term financial results and resulting leverage ratios, without further action by the Company.

     The Company's current development plans are to open 12 restaurants in 2000, eleven of which were open as of September 30, 2000. As a result of the Rainforest acquisition, the Company expects to reduce new openings in 2001 to approximately seven restaurants, plus one Rainforest Cafe unit, while it focuses its attention on Rainforest. The Company, from time to time, reviews opportunities for investment in the hospitality, entertainment, food service and facilities management and other industries. The Company's exercise of any such investment opportunity may impact the Company's development plans and capital expenditures.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

     The Company is constructing a multi-story office building for the Company's corporate headquarters, meeting and training facilities and a research and development test kitchen. Capital expenditures related to the office building are anticipated to be $15.0 million, and have been substantially paid or accrued for as of September 30, 2000.

     In April 2000, the Company's Board of Directors authorized a renewal of the Company's stock buy back program for $36.0 million. Through September 30, 2000, the Company has repurchased 2,540,200 shares. Additionally, the Company authorized a $0.10 per share annual dividend for 2000 to be declared and paid quarterly to stockholders.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

Interest Rate Risk

     Total debt at September 30, 2000, included $81.0 million of floating-rate debt attributed to bank credit facility borrowings at an average interest rate of 8.87%. As a result, the Company's annual interest cost in 2000 and 2001 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (approximately 89 basis points) would be approximately $720,000 annually based on the floating-rate debt outstanding at September 30, 2000. As the Company's leverage ratio increases the result of incremental borrowings required to acquire Rainforest Cafe, the Company's financing spread, and thus aggregate borrowing costs will increase on the scheduled terms in accordance with the Company's credit agreements.

     At September 30, 2000, the Company's floating-rate debt had a book value and a fair market value of $81.0 million. The floating-rate debt will mature in June 2003.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Class Action Litigation
     -----------------------

     Class action lawsuits were filed in June and July of 1999 against the Company and its executive officers, directors, and underwriters that participated in the Company's offering of common stock in March 1998, in the United States District Court for the Southern District of Texas, Houston Division. The plaintiffs in these actions seek unspecified monetary damages. Landry's filed a motion to dismiss this litigation on August 30, 2000 and is awaiting a decision from the court regarding such dismissal request.
Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

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

ITEM 2.      CHANGES IN SECURITIES                                 Not Applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                       Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 17, 2000, the Company held its 2000 Annual Meeting of
Stockholders. At such time, the following items were submitted to a vote of stockholders through the solicitation of proxies:

             (a)  Election of Directors.

                  The following persons were elected to serve on the Board of Directors until the 2001 Annual Meeting of Stockholders or until their successors have been duly elected and qualified.
                  The Directors each received at least a minimum of 20,350,000 votes: Tilman J. Fertitta; Steven L. Scheinthal; Paul S. West;
                  James A. Mussaci; Joe Max Taylor

ITEM 5.      OTHER INFORMATION

             (a)  Pro forma information for Rainforest acquisition.

The following unaudited pro forma condensed combined financial statements gives effect to the acquisition of Rainforest Cafe using the purchase method of accounting, with the Company as the current holder of 59% of the outstanding common stock of Rainforest. Unaudited condensed pro forma amounts are also presented for informational purposes to give effect to the final acquisition of Rainforest with the Company as the acquirer of 100% of the outstanding common stock of Rainforest, which acquisition is expected to occur by December 31, 2000. The unaudited pro forma condensed combined financial statements are based on the consolidated financial statements of Landry's and Rainforest (combined either at the pro rata amount of 59% or 100%, as noted and applicable) for the year ended December 31, 1999 and the nine months ended September 30, 2000 for Landry's and approximately the same dates for Rainforest.

The pro forma financial statements and adjustments are based on preliminary estimates, available information and certain assumptions and may be revised as additional information becomes available. The pro forma financial statements do not purport to represent what the Company's financial position or results of operations would actually have been if such transactions in fact had occurred on those dates or project the Company's financial position or results of operations for any future period. Since the Company and Rainforest were not under common control or management for all periods, historical combined results may not be comparable to, or indicative of, future performance. Such results would have been and will be in the future materially different. Unaudited pro forma financial statements should be read in conjunction with the other financial statements and notes thereto included elsewhere in this filing.

The pro forma adjustments are as follows:

     (A) Reflects the purchase of 59% of the outstanding shares of Rainforest common stock for $40,476,000 in a cash tender offer, and estimated fees and expenses of approximately $15,000,000, a draw of $40,476,000 under the Landry's credit facility, the adjustments to fair value for the net assets acquired and the recognition of the remaining 41% minority interest to be purchased. The adjustment to fair value includes the write down of property, plant and equipment to $113,700,000, the recognition of a deferred tax asset of approximately $15,500,000 for the difference between the book and tax basis in the assets acquired, the recording of an accrual for estimated lease termination costs of certain Rainforest Cafe units of approximately $18,000,000 and the recording of an $8,500,000 accrual for fees and expenses not payable at closing.

     (B) Reflects the reduced annual depreciation expense as the result of the write down of property, plant and equipment to fair value.

     (C) Reflects the interest expense related to borrowing for the acquisition under the Landry's credit facility at an estimated interest rate of 9%.

     (D) Reflects the increased book income tax expense related to the increase in taxable income as the result of the net reduction in expenses.

     (E) Reflects the remaining yet unpurchased minority interest of 41%. This interest of remaining Rainforest Common Stock not owned by Landry's subsequent to the cash tender offer on October 27, 2000 but prior to the completion of the remaining acquisition is expected to be purchased by December 31, 2000 for $3.25 per share.

     (F) Reflects the purchase of 59.1% of the outstanding shares of Rainforest common stock.


UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
30-SEP-00
(Amounts in thousands, except per share data)

                                                            Historical
                                                     ------------------------        Pro Forma            Pro Forma    Pro Forma
                                                      Landry's     Rainforest       Adjustments           Combined      Combined
                                                     30-Sep-00     01-Oct-00     at 59.1% ownership       at 59.1%      at 100%
                                                    -----------   -----------   -------------------      ----------    ---------
                   ASSETS
Current Assets:
 Cash and cash equivalents                          $   8,768     $  17,960        (10,032)   A          $   16,696   $ 16,696
 Other Current assets                                  31,872        22,240          1,154    A              55,266     55,266
                                                    ---------     ---------                              ----------   --------
   Total current assets                                40,640        40,200                                  71,962     71,962

PP&E, net                                             471,506       114,873         (1,195)   A             585,184    558,389

Other Non-Current Assets, net                           8,597         1,730         12,500    A              22,827     35,327
                                                    ---------     ---------                              ----------   --------
Total Assets                                        $ 520,743     $ 156,803                              $  679,973   $665,678
                                                    =========     =========                              ==========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Total current liabilities                          $  51,435     $  19,434         26,500    A          $   97,369   $ 97,369

Long-term Notes and Other Obligations, Net of
 Current Portion                                       80,999             0         40,476    A             121,475   $151,850
Deferred Occupancy Costs and Income Taxes              15,080        27,790                                  42,870     42,870
                                                    ---------     ---------                              ----------   --------
   Total liabilities                                  147,514        47,224                                 261,714    292,089

Minority interest                                           0           360         44,671    A              45,031        360
Shareholders' Equity                                  373,229       109,219       (109,219)   A             373,229    373,229
                                                    ---------     ---------                              ----------   --------
Total Liabilities and Stockholders equity           $ 520,743     $ 156,803                              $  679,973   $665,678
                                                    =========     =========                              ==========   ========


UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(Amounts in thousands, except per share data)


Revenues                                            $ 378,102     $ 201,185                              $  579,287   $579,287

Costs and Expenses:
 Food, beverage and retail cost of good sold          114,968        55,637                                 170,605    170,605
 Restaurant & Retail operating expenses               191,161       113,486                                 304,647    304,647
 General and administrative                            18,954        11,628                                  30,582     30,582
 Preopening expenses                                    2,059         2,631                                   4,690      4,690
 Depreciation and amortization                         18,934        14,086         (4,056)   B              28,964     26,600
 Special charges/(credits), net                         2,000       101,891                                 103,891    103,891
                                                    -----------   -----------                            ----------    ---------
   Total costs and expenses                           348,076       299,359                                 643,379    641,015

Other (Income) Expense, net                             4,458         3,746          2,732    C              10,936     12,987

Income (Loss) before Income Taxes and
  minority interest                                    25,568      (101,920)                                (75,028)   (74,715)
Provision (benefit) for Income Taxes                    8,423        (5,202)           457    D               3,678      3,786
Minority Interest                                           0             0        (39,558)   E             (39,558)         0
                                                    -----------   -----------                            ----------   ----------
   Net Income (Loss)                                $  17,145     $ (96,718)                             $  (39,148)  $(78,501)
                                                    =========     =========                              ==========   ========
Earnings Per Share Data:

Diluted (1)
Net income per common share                         $    0.71     $   (4.26)                             $    (1.18) $   (3.24)

Weighted average number of common shares and
 common share equivalents  outstanding                 24,000        22,715        (13,425)   F              33,290   $ 24,000

Net income per share without special charges -
 diluted                                            $    0.75     $    0.00                               $    0.87   $   0.79

(1) Basic earning per share is approximately equal to the Diluted earnings per share for the pro forma nine months ended September 30, 2000 for all amounts presented.


UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 1999
(Amounts in thousands, except per share data)

Revenues                                            $ 438,986     $ 262,690                              $  701,676   $701,676

Total costs and expenses                              413,743       256,028         (6,836)   B             662,935    659,783

Other (Income) Expense, net                             1,789        (2,029)         3,643    C               3,403      6,136

Income before Income Taxes and
 minority interest                                     23,454         8,691                                  35,338     35,757
Provision for Income Taxes                              8,080         2,997          1,102    D              12,179     12,323
Minority Interest                                           0             0          2,329    E               2,329          0
                                                    ---------     ---------                              ----------    -------
   Net Income                                       $  15,374     $   5,694                              $   20,830    $23,434
                                                    =========     =========                              ==========    =======
Earnings Per Share Data:

Diluted (1)
Net income per common share                         $    0.57     $    0.23                              $     0.56    $  0.87

Weighted average number of common shares
 and common share equivalents outstanding              27,025        24,637        (14,560)   F              37,102     27,025

Net income per share without special charges -
 diluted                                            $    0.64     $    0.43                              $     0.77    $  1.12

(1) Basic earning per share is  approximately
$0.01 higher than Diluted earnings per share for the pro forma year ended December 31, 1999 for all amounts presented.

             (b)  Rainforest Cafe Form 10-K filed with the SEC on March 2, 2000
                                (incorporated herein by reference)

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)     EXHIBITS

             10.1 First Amended and Restated Credit Agreement
                  ("Credit Agreement"), dated as of June 28,
                  2000, by and among Landry's, Bank of America, N.A. as Administrative Agent, and the other financial institutions party thereto, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, The Bank of Nova Scotia, as Syndication Agent, Fleet National Bank, as Documentation Agent, and Guaranty Federal Bank, F.S.B., as co-Agent (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of Landry's Seafood Restaurants, Inc., filed with the SEC on July 13, 2000)

             10.2 Term Sheet relating to the Credit Agreement
                  (incorporated herein by reference to Exhibit
                  (b)(2) to the Tender Offer Statement on Schedule TO filed by Landry's Seafood Restaurants, Inc. and LSR Acquisition Corp. with the SEC on September 29, 2000)

             10.3 Amendment No. 1 and Consent dated as of October 17, 2000 to the First Amended and Restated Credit Agreement dated June 28, 2000 by and among Landry's Seafood Restaurants, Inc., the lenders from time to time party to the Credit Agreement, and Bank of America, N.A., as administrative agent for the Banks.

             99.1 Section 9 ("Source and Amount of Funds") of the Offer
                  to Purchase of ISB Acquisition Corp. dated
                  September 29, 2000 (incorporated herein by references to exhibit 99(a)(1) to the Schedule TO filed by Landry's Seafood Restaurants, Inc. and LER Acquisition Corp. with the SEC on September 29, 2000)

             27.  FINANCIAL DATA SCHEDULE

     (b)     REPORTS on Form 8-K

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

                    LANDRY'S SEAFOOD RESTAURANTS, INC.
                    (Registrant)

                    /s/ Tilman J. Fertitta
                    ---------------------------------------------
                    Tilman J. Fertitta
                    Chairman of the Board of Directors,
                    President and Chief Executive Officer
                    (Principal Executive Officer)

                    /s/ Paul S. West
                    ---------------------------------------------
                    Paul S. West
                    Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)



Dated: November 13, 2000
       -----------------