Form 10-Q/A
period 2000-09-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 2000-11-14
CIK 908652

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

     Pre-opening expenses in the three months ended September 30, 2000 were $288,186 as compared to $789,224 in the three months ended September 30, 1999. The Company opened one unit during the three months ended September 30, 2000.

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

The following unaudited pro forma condensed combined financial statements gives effect to the acquisition of Rainforest Cafe using the purchase method of accounting, with the Company as the current holder of 59% of the outstanding common stock of Rainforest. Unaudited condensed pro forma amounts are also presented for informational purposes to give effect to the final acquisition of Rainforest with the Company as the acquiror of 100% of the outstanding common stock of Rainforest, which acquisition is expected to occur by December 31, 2000. The unaudited pro forma condensed combined financial statements are based on the consolidated financial statements of Landry's and Rainforest (combined either at the pro rata amount of 59% or 100%, as noted and applicable) for the year ended December 31, 1999 and the nine months ended September 30, 2000 for Landry's and approximately the same dates for Rainforest.

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

     (E) Reflects the remaining yet unpurchased minority interest of 41%. This interest of remaining Rainforest Common Stock not owned by Landry's subsequent to the cash tender offer on October 28, 2000 but prior to the completion of the remaining acquisition is expected to be purchased by December 31, 2000 for $3.25 per share.

     (F) Reflects the purchase of 59.1% of the outstanding shares of Rainforest common stock.


UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
30-SEP-00
(Amounts in thousands, except per share data)

                                                            Historical
                                                     ------------------------        Pro Forma            Pro Forma    Pro Forma
                                                      Landry's     Rainforest       Adjustments           Combined      Combined
                                                     30-Sep-00     01-Oct-00     at 59.1% ownership       at 59.1%      at 100%
                                                    -----------   -----------   -------------------      ----------    ---------
                   ASSETS
Current Assets:
 Cash and cash equivalents                          $   8,768     $  17,960        (10,032)   A          $   16,696   $ 16,696
 Other Current assets                                  31,872        22,240          1,154    A              55,266     55,266
                                                    ---------     ---------                              ----------   --------
   Total current assets                                40,640        40,200                                  71,962     71,962

PP&E, net                                             471,506       114,873         (1,195)   A             585,184    558,389

Other Non-Current Assets, net                           8,597         1,730         12,500    A              22,827     35,327
                                                    ---------     ---------                              ----------   --------
Total Assets                                        $ 520,743     $ 156,803                              $  679,973   $665,678
                                                    =========     =========                              ==========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Total current liabilities                          $  51,435     $  19,434         26,500    A          $   97,369   $ 97,369

Long-term Notes and Other Obligations, Net of
 Current Portion                                       80,999             0         40,476    A             121,475   $151,850
Deferred Occupancy Costs and Income Taxes              15,080        27,790                                  42,870     42,870
                                                    ---------     ---------                              ----------   --------
   Total liabilities                                  147,514        47,224                                 261,714    292,089

Minority interest                                           0           360         44,670    A              45,030        360
Shareholders' Equity                                  373,229       109,219       (109,219)   A             373,229    373,229
                                                    ---------     ---------                              ----------   --------
Total Liabilities and Stockholders equity           $ 520,743     $ 156,803                              $  679,973   $665,678
                                                    =========     =========                              ==========   ========


UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(Amounts in thousands, except per share data)


Revenues                                            $ 378,102     $ 201,185                              $  579,287   $579,287

Costs and Expenses:
 Food, beverage and retail cost of good sold          114,968        55,637                                 170,605    170,605
 Restaurant & Retail operating expenses               191,161       113,486                                 304,647    304,647
 General and administrative                            18,954        11,628                                  30,582     30,582
 Preopening expenses                                    2,059         2,631                                   4,690      4,690
 Depreciation and amortization                         18,934        14,086         (4,056)   B              28,964     26,600
 Special charges/(credits), net                         2,000       101,891                                 103,891    103,891
                                                    -----------   -----------                            ----------    ---------
   Total costs and expenses                           348,076       299,359                                 643,379    641,015

Other (Income) Expense, net                             4,458         3,746          2,732    C              10,936     12,987

Income (Loss) before Income Taxes and
  minority interest                                    25,568      (101,920)                                (75,028)   (74,715)
Provision (benefit) for Income Taxes                    8,423        (5,202)           457    D               3,678      3,786
Minority Interest                                           0             0        (39,558)   E             (39,558)         0
                                                    -----------   -----------                            ----------   ----------
   Net Income (Loss)                                $  17,145     $ (96,718)                             $  (39,148)  $(78,501)
                                                    =========     =========                              ==========   ========
Earnings Per Share Data:

Diluted (1)
Net income per common share                         $    0.71     $   (4.26)                             $    (1.18) $   (3.27)

Weighted average number of common shares and
 common share equivalents  outstanding                 24,000        22,715        (13,425)   F              33,290     24,000

Net income per share without special charges -
 diluted                                            $    0.76     $    0.00                               $    0.87   $   0.79

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

             99.1 Section 9 ("Source and Amount of Funds") of the Offer
                  to Purchase of LSR Acquisition Corp. dated
                  September 29, 2000 (incorporated herein by references to exhibit 99(a)(1) to the Schedule TO filed by Landry's Seafood Restaurants, Inc. and LSR Acquisition Corp. with the SEC on September 29, 2000)

             27.  FINANCIAL DATA SCHEDULE

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