Form 10-K
period 2000-12-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 2001-04-02
CIK 908652

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

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

For the fiscal year ended December 31, 2000    Commission file number 000-22150

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $185,141,000 as of March 30, 2001, based on the New York Stock Exchange closing price on that date. For this purpose, all shares held by officers and directors of the registrant are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.

  The number of shares outstanding of the registrant's common stock is 21,498,352 as of March 30, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders, to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
 PART I.

    Item 1.   Business..............................................       2

    Item 2.   Properties............................................       8

    Item 3.   Legal Proceedings.....................................       9

    Item 4.   Submission of Matters to a Vote of Security Holders...       9

 PART II.

    Item 5.   Market For the Registrant's Common Stock and Related
              Stockholder Matters...................................      10

    Item 6.   Selected Financial Data...............................      11

    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................      12

    Item 7.A. Quantitative and Qualitative Disclosures about Market
              Risk..................................................      17

    Item 8.   Financial Statements and Supplementary Data...........      17

    Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................      17

 PART III.

    Item 10.  Directors and Executive Officers of the Registrant....      18

    Item 11.  Executive Compensation................................      18

    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management............................................      18

    Item 13.  Certain Relationships and Related Transactions........      18

 PART IV.

    Item 14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K...........................................      18

    SIGNATURES.......................................................     36

    EXHIBIT INDEX....................................................     37

    EXHIBITS.........................................................

  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. In addition, there is no assurance that Landry's management will be able to smoothly integrate Rainforest Cafe operations and business, or whether same store sales declines of Rainforest Cafe units can be mitigated or can achieve projected financial results. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Landry's Seafood Restaurants, Inc. (the "Company") is principally engaged in the ownership and operation of full service, casual dining restaurants primarily under the names Joe's Crab Shack, Landry's Seafood House, The Crab House, and Rainforest Cafe. As of December 31, 2000, the Company operated 188 full service restaurants including 105 Joe's Crab Shack restaurants, 41 Landry's Seafood House division restaurants, 27 Rainforest Cafe restaurants, 15 Crab House restaurants, and three limited menu take-out service restaurants.

  The first Landry's Seafood House restaurant was opened in 1980. The Company acquired the first Joe's Crab Shack restaurant in 1994, and acquired The Crab House chain of restaurants in 1996. On October 28, 2000, the Company, through a wholly-owned subsidiary, acquired pursuant to a tender offer, approximately 60% of the outstanding common stock of Rainforest Cafe, Inc. ("Rainforest Cafe"), a publicly traded restaurant company. On December 1, 2000, the Company acquired the remaining outstanding shares of Rainforest Cafe.

  The Company's common stock commenced public trading in August 1993. From 1993 through the third quarter of 1998 the Company maintained an expansion program which resulted in the opening of approximately 150 restaurants. Beginning in the fourth quarter of 1998, the Company reduced the pace of its expansion and closed certain under-performing restaurants. During 1999, the Company implemented certain changes at its restaurant concepts, which resulted in positive revenue and profitability growth. These changes, which were primarily implemented at Joe's Crab Shack restaurants, included new menus, a new manager bonus program and new advertising and marketing campaigns resulting in positive revenue and profitability growth.

RESTAURANT CONCEPTS AND STRATEGY

  Management believes that the relatively small number of competitive national and regional chain seafood restaurants provides the Company a significant opportunity to capitalize on its high energy, casual dining seafood restaurant concepts. Furthermore, management believes that the Rainforest Cafe concept has excellent name recognition and can be well positioned to compete for casual dining customers, primarily in tourism driven markets.

  The key elements of the Company's restaurant concepts and strategies include the following:

    Variety and Value. The Company's restaurants provide customers an attractive price-value relationship by serving generous portions with fresh ingredients in high quality meals at moderate prices. The Company's seafood restaurants feature a wide variety of broiled, grilled and fried seafood items, including red snapper, shrimp, crawfish, crab and lump crabmeat, lobster, oysters, scallops, flounder and other traditional seafood items, many with a choice of unique seasonings, stuffings and toppings. These items are complemented by unique side dishes, salads, garlic bread, appetizers, and desserts presented in a visually appealing manner. Along with inventive and exciting items, the Rainforest Cafe menu offers traditional American fare, including beef, chicken and seafood.

    Commitment to Customer Satisfaction. The Company is committed to providing its customers prompt, friendly, efficient service, keeping table-to-wait staff ratios low, and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality. Through the use of comment cards and a 1-800-telephone number, senior management receives valuable feedback from customers and, through prompt responses, demonstrates a continuing interest in customer satisfaction.

    Distinctive Design and Decor and Casual Atmosphere. Each restaurant concept has a distinctive appearance and a flexible design, which can accommodate a wide variety of available sites. The Joe's Crab Shack restaurants are designed to appear like an old fishing camp with a wood facade, tin roof and a raised outside deck. Many of the Joe's Crab Shack facilities incorporate a small playground area for children adjacent to family dining areas. For Landry's Seafood House, the Company has developed a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. The Crab House restaurants feature a casual nautical theme, and many include a fresh seafood salad bar. The Rainforest Cafe restaurants create an exciting rainforest themed environment.

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

    Commitment to Attracting and Retaining Quality Employees. By providing extensive training and attractive compensation, the Company fosters a strong corporate culture and encourages a sense of personal commitment from its employees. The Company has a monthly cash bonus program for each restaurant's management team, pursuant to which, management believes, restaurant managers typically earn bonuses equal to between 15% and 25% of their total cash compensation. The Company has historically utilized a program of extensive background checks for prospective management employees (including criminal, credit and drug screening).

CORE RESTAURANT CONCEPTS

  Joe's Crab Shack. Joe's Crab Shack is a full-service seafood restaurant, featuring a varied seafood menu and offering many varieties of crab specialties. The atmosphere of a Joe's Crab Shack has an energetic casual feel, with a fun, eclectic decor influenced by weathered, old beach front fish shacks. Dinner entree prices range from $7.99 to $13.99, with certain crab items available at market price. Lunch entree prices range from $5.99 to $8.99. During the year ended December 31, 2000, alcoholic beverage sales accounted for approximately 16% of the concept's total restaurant revenues.

  Landry's Seafood House. Landry's Seafood House is a full-service traditional Gulf Coast seafood restaurant. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, casual atmosphere. Dinner entree prices range from $12.99 to $20.99, with certain items offered at market price. Lunch entrees range from $5.99 to $9.99. During the year ended December 31, 2000, alcoholic beverage sales accounted for approximately 16% of the concept's total restaurant revenues.

  The Crab House. The Crab House restaurant is a full service casual dining seafood specialty restaurant with a casual nautical theme. Many of The Crab House restaurants feature a fresh seafood salad bar. Dinner entree prices range from $13.99 to $18.99, with certain items offered at market price. Lunch entrees range from $6.99 to $9.99. During the year ended December 31, 2000, alcoholic beverage sales accounted for approximately 14% of the concept's total restaurant revenues.

  Rainforest Cafe. The Rainforest Cafe restaurants are designed to provide full service casual dining in a visually and audibly stimulating and entertaining rainforest environment that appeals to a broad range of customers. Each Rainforest Cafe consists of a restaurant and a retail village. The restaurant provides an attractive value to customers by offering a full menu of high quality food and beverages items served in a simulated rainforest, complete with thunderstorms, waterfalls and an active wildlife. In the retail village, Rainforest Cafe, sells complementary apparel, toys, and gifts with the Rainforest Cafe logo in addition to other items reflecting the rainforest theme. Dinner entree prices range from $10.99 to $18.99. Lunch entree prices range from $7.99 to $9.99. During the year ended December 31, 2000, retail sales and alcoholic beverage sales accounted for approximately 17% and 7% of the concept's total restaurant revenues, respectively.

RECENT AND PLANNED GROWTH

  The Company's long-term objective is to continue expansion of its restaurant concepts by opening units in strategically desirable markets. The Company intends to concentrate on development of Joe's Crab Shack restaurants in certain identified markets to increase the Company's competitive position and obtain greater marketing and operational efficiencies. In addition, the Company may pursue opportunistic purchases of other restaurant companies and may pursue opportunities for investment in the hospitality, entertainment, food service, facilities management or other industries.

  The Company completed the acquisition of Rainforest Cafe in December 2000. The Company's strategy for the Rainforest Cafe restaurants includes improved menus, an increased operational focus, new manager incentive programs for employee retention and revenue improvement and new advertising and marketing campaigns. Similar changes were successfully implemented in the Joe's Crab Shack restaurants in 1999. In addition, the Company anticipates certain Rainforest Cafe restaurants that fail to meet minimum standards will be closed. To date, the Company has closed four Rainforest Cafe restaurants and is planning additional Rainforest Cafe restaurant closures, particularly in certain mall locations.

  The Company opened 13 restaurants in 2000. As a result of the Rainforest Cafe acquisition, the Company expects to reduce new openings in 2001 to approximately seven to ten restaurants. This reduced expansion is intended to allow the Company's management to focus attention on the immediate integration of Rainforest Cafe's business and operations.

  The Company's primary growth will utilize the Joe's Crab Shack concept, although additional Landry's Seafood House and The Crab House restaurants may be built. The Company believes that the increased consumption of seafood due to its taste, variety and perceived health advantages, combined with the excellent unit economics of its restaurants, support the Company's decision to concentrate its expansion efforts on quality seafood restaurants in strategically targeted markets.

  The Company has internally developed a new restaurant concept called "The Aquarium--An Underwater Dining Adventure". The Aquarium restaurant offers seafood dining in an extraordinary setting. Guests dine amongst fish and coral with the illusion of being at the bottom of the sea. Guests are seated around a large centerpiece aquarium and numerous smaller aquariums with decor and lighting that complement the overall dining experience. As of December 31, 2000, there was one Aquarium restaurant located at the Company's Kemah Boardwalk development. The Company has entered into a long-term lease agreement with the City of Houston to develop a second Aquarium restaurant, along with a public exhibit, and complementary amusements and entertainment facilities, on city-owned property. The proposed new Aquarium project will be located in the downtown arts and business district of Houston, Texas. The Company may open additional Aquarium restaurants as development opportunities arise.

  The Company has designated a team of employees that are responsible for opening new restaurant locations, including kitchen personnel and other individuals who are trained as hosts, waiters, floor managers and bartenders. The Company's enhanced management-training program allows assistant general managers to be promoted to general managers. The Company believes that this program lowers the Company's turnover rates at the general manager level. The Company believes that through its training program and the hiring of outside personnel it will be able to support its expansion strategy.

RESTAURANT LOCATIONS

  The Company's seafood restaurants range in size from 5,000 square feet to 16,000 square feet, with the average restaurant size approximating 8,000 square feet. The seafood restaurants generally have dining room floor seating for approximately 215 customers, patio seating on a seasonal basis, and bar seating for approximately 10 to 20 additional customers.

  The Rainforest Cafe restaurants generally range in size from approximately 15,000 to 30,000 square feet with an average restaurant size of approximately 20,000 square feet. The Rainforest Cafe restaurants have between 300 and 600 restaurants seats with an average of approximately 400 seats. The growth strategy of Rainforest Cafe implemented by predecessor management included the development of Rainforest Cafe restaurants in both high-profile concentrated tourist areas, and in shopping center mall locations. Most of the mall locations have experienced high initial revenues followed by an unmitigated, prolonged revenue decline. While these mall locations produce revenues well in excess of typical casual dining restaurants, the Company anticipates that certain Rainforest Cafe restaurants will fail to meet minimum standards and will be closed due to high occupancy costs and fixed overhead costs. The Company has initiated negotiations with various landlords to restructure existing leases and has taken preliminary steps related to the possible termination of certain Rainforest Cafe leases.

  The following table enumerates by state the location of Company's full service restaurants as of December 31, 2000:

                         NUMBER
                           OF
         STATE           UNITS
         -----           ------
Alabama.................    4
Arizona.................    5
California..............    9
Colorado................    7
Connecticut.............    1
Florida.................   20
Georgia.................    4
Illinois................    9
Indiana.................    5
Kansas..................    2
Kentucky................    2
Louisiana...............    4
Maryland................    3
Massachusetts...........    1
Michigan................    5
Minnesota...............    3
Mississippi.............    1

                         NUMBER
                           OF
         STATE           UNITS
         -----           ------
Missouri................    3
Nevada..................    5
New Jersey..............    3
New Mexico..............    1
New York................    1
North Carolina..........    4
Ohio....................    8
Oklahoma................    2
Pennsylvania............    1
South Carolina..........    7
Tennessee...............    6
Texas...................   54
Utah....................    1
Virginia................    6
Washington..............    1
                          ---
Total...................  188
                          ===

  The Company is also the developer and operator of the Kemah Boardwalk south of Houston, Texas. The Kemah Boardwalk is a forty acre development, which is substantially owner-operated by the Company, and includes seven restaurants (included in the table above), a boutique hotel, retail shops, amusement attractions, and a marina.

MENU

  The Company's seafood restaurants offer a wide variety of high quality, broiled, grilled, and fried seafood items at moderate prices, including red snapper, shrimp, crawfish, crab, lump crabmeat, lobster, oysters, scallops, flounder, and other traditional seafood items, many with a choice of unique seasonings, stuffings and toppings. Menus include a wide variety of seafood appetizers, salads, soups and side dishes. In order to provide an alternative to seafood items, high quality beef, fowl, pastas, and other American food entrees are available. The Company's restaurants also feature a unique selection of desserts made fresh on a daily basis at each location. Many of the Company's restaurants offer complimentary salad and garlic bread with each entree, as well as certain lunch specials and popularly priced children's entrees. The Rainforest Cafe menu offers traditional American fare, including beef, chicken and seafood at moderate prices.

MANAGEMENT AND EMPLOYEES

  The Company's policy is to staff its restaurants with management that has significant experience in the restaurant industry. The Company believes its strong team-oriented culture helps it attract highly motivated employees who provide customers with a superior level of service. The Company trains its kitchen employees and wait staff to take great pride in preparing and serving food in accordance with the high standards established by the Company. Restaurant managers and staff are trained to be courteous and attentive to customer needs, and the managers, in particular, are instructed to visit each table. Senior corporate management hosts weekly meetings with restaurant general managers to discuss individual restaurant performance and customer comments. Moreover, the Company requires general managers to hold weekly staff meetings at their individual restaurants. Compliance with the Company's strict quality requirements is monitored through periodic on-site visits and formal periodic inspections by regional field managers and supervisory personnel from the Company's corporate offices.

  The typical seafood unit has a general manager and several kitchen and floor managers. Many of the general managers have been promoted from within the Company after training in all areas of restaurant management with a strong emphasis on kitchen operations. The general managers generally spend most of their time in the dining area of the restaurant, supervising the staff and providing service to customers.

  The Rainforest Cafe unit management structure is more complex due to higher unit level sales, larger facilities, rainforest theming including animatronics, aquariums, and complementary retail business activity. The typical Rainforest Cafe general manager has a multi-unit background. Supporting the general manager is a management team consisting of floor, kitchen, retail, facility and outside sales managers.

  Each restaurant management team is eligible to receive monthly incentive bonuses. These employees typically earn between 15% and 25% of their total cash compensation under this program.

  The Company has spent considerable effort in developing employee growth programs whereby a large number of promotions occur internally. The Company requires each trainee to participate in a formal training program that utilizes departmental training manuals, examinations and a scheduled evaluation process. Newly hired wait staff are required to spend from 5 to 10 days in training before they serve customers. The Company has historically utilized a program of extensive background checks for prospective management employees, such as criminal checks, credit checks, driving record and drug screening. Management training encompasses three general areas: (i) all service positions; (ii) management accounting, personnel management, and dining room and bar operations; and (iii) kitchen management, which entails food preparation and quality controls, cost controls, training, ordering and receiving, and sanitation operations. Due to the Company's enhanced training program, management training customarily lasts approximately 8 to 12 weeks, depending upon the trainee's prior experience and performance relative to the Company's objectives. As the Company expands, it will need to hire additional management personnel, and its continued success will depend in large part on its ability to attract, train, and retain quality management employees. As a result of the enhanced training programs, the company attracts and retains a greater proportion of management personnel through existing employees and internal promotions and advancements.

  As of December 31, 2000, there were approximately 72 individuals involved in regional management functions. As the Company grows, it plans to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within their geographic area. The Company plans to promote experienced restaurant level management personnel to serve as future regional managers.

  As of December 31, 2000, the Company employed approximately 16,000 persons, of whom 1,150 were restaurant managers or manager-trainees, 242 were salaried corporate and administrative employees, 72 were operations regional management employees, 30 were development and construction employees and the rest were hourly employees (all numbers approximate). Typical restaurant employment for the Company is at a seasonal low at December 31, 2000. Each seafood restaurant employs an average of approximately 60 to 100 people, depending on seasonal needs. The largest Rainforest Cafe units have in excess of 400 employees. The Company believes that its management level employee turnover for 2000 was within industry standards. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with employees to be satisfactory.

CUSTOMER SATISFACTION

  The Company is committed to providing its customers prompt, friendly, efficient service, keeping table-to-wait staff ratios low and staffing each restaurant with an experienced management team to ensure attentive customer service and consistently high food quality. Through the use of comment cards and a 1-800-telephone number, senior management receives valuable feedback from customers and through prompt responses demonstrates a continuing interest in customer satisfaction.

PURCHASING

  The Company strives to obtain consistent, quality items at competitive prices from reliable sources. The Company continually researches and surveys various products in an effort to obtain the highest quality products possible and to be responsive to changing customer tastes. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products, while obtaining the lowest possible prices for the required quality, each restaurant's management team determines the daily quantities of food items needed and orders such quantities from major suppliers at prices negotiated primarily by the Company's corporate office. The Company emphasizes availability of the items on its menu, and if an item is in short supply, restaurant level management is expected to use its initiative to procure the item immediately.

  The Company uses many suppliers and procures its seafood products from world-wide sources in order to ensure a consistent supply of high-quality food and supplies at competitive prices. While the supply of certain seafood species is volatile, the Company believes that it has the ability to identify alternative seafood products and to adjust its menus as required. The Company routinely inventories bulk purchases of seafood products and retail goods for distribution to its restaurants to take advantage of buying opportunities and hedge against price and supply fluctuations.

  The Company believes that the essential food products and retail goods are available, or can be made available upon relatively short notice, from alternative qualified suppliers. The Company uses two national distributors in order to achieve certain cost efficiencies, but such services are available from alternative qualified distributors. The Company has not experienced any significant delays in receiving its food and beverage products, restaurant supplies or equipment.

ADVERTISING AND MARKETING

  The Company employs a marketing strategy that utilizes frequent, high profile advertising in order to attract new customers and establish a high level of name recognition. The Company has historically relied primarily on word-of-mouth publicity, billboards with distinctive graphics, travel and hospitality magazines and print advertising. During 1999 and 2000, the Company successfully expanded its use of television and radio commercials. The Company uses multiple billboards on highways to direct potential customers from the highways to the restaurants, as well as to build name recognition within each market. The Company's advertising expenditures for 2000 were approximately 2.0% of revenues. The Company expects that future advertising and marketing expenses will increase as a percentage of revenues and that the Company will utilize more television and radio advertising.

RESTAURANT SECURITY

  The Company takes precautions to protect individual restaurant locations against theft, robbery and other breaches of security through security procedures and alarm and surveillance systems. A component of the Company's emphasis on restaurant security is the employment of a licensed peace officer as Director of Security. The Director of Security, who reports directly to the corporate office, provides consultation and supervision relating to theft prevention, employee related security issues and restaurant facility protection.

SERVICE MARKS

  Landry's Seafood House, Joe's Crab Shack and Rainforest Cafe are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. The Company's policy is to pursue registration of its important service marks and trademarks and to vigorously oppose any infringement upon them.

COMPETITION

  The restaurant industry is intensely competitive with respect to price, service, the type and quality of food offered, location and other factors. The Company has many well-established competitors with substantially greater financial resources and a longer history of operations than the Company. The Company competes with both locally owned restaurants, as well as national and regional restaurant chains, some of which may be better established in the Company's existing and future markets. In particular, Red Lobster, a national seafood restaurant chain, operates approximately 650 seafood restaurants nationwide, many of which operate in the Company's existing and future markets. The Company also competes with other restaurant and retail establishments for sites.

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

RAINFOREST INTERNATIONAL LICENSE AND JOINT VENTURE AGREEMENTS

  Rainforest Cafe has eight separate exclusive license arrangements relating to the operations and development of Rainforest Cafes in the United Kingdom, Japan, France, Mexico, Canada and certain countries and cities in Asia. These agreements include a per unit development fee and royalties ranging from 3% to 7% of sales. There are 11 international units in operation. One additional franchised international unit is expected to open in Canada in 2001. The Company owns various equity interests in several of the international locations. Most of the international franchise locations are experiencing sales declines. Revenues from international franchises are not expected to be significant. The Company is not actively marketing new international franchises.

INFORMATION AS TO CLASSES OF SIMILAR PRODUCTS OR SERVICES.

  The Company operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food, beverages and merchandise to the general public through company-owned and company-operated restaurants, substantially all located in the United States.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

  For information concerning the location of the Company's restaurants see
Item 1. Business--Restaurant Locations.

  During the second quarter of 2001, the Company expects to complete construction and move corporate offices into a Company owned multi-story building designed for use as the Company's corporate headquarters, meeting and training facilities, and research and development test kitchen in Houston, Texas. The Company also owns and operates a 20,000 square foot warehouse facility used primarily for development and construction related activities. Construction has begun on an additional 55,000 square foot warehouse, situated adjacent to the development warehouse with an expected completion date during the fourth quarter of 2001. This new warehouse will also be owned and operated by the Company.

ITEM 3. LEGAL PROCEEDINGS

Dissenters Rights Litigation

  Eighty-one former shareholders (holding 4,406,655 shares) of Rainforest Cafe common stock dissented to the merger between the Company and Rainforest Cafe. On February 13, 2001, Rainforest Cafe sent each of the 81 dissenting shareholders, Rainforest Cafe's estimate of fair value per share, along with a check in the amount of $3.25 per share, which was the original acquisition price. Subsequently, approximately 78 of the dissenting shareholders have made a demand for supplemental payment based on their belief that the fair value of each share of common stock in the former Rainforest Cafe was greater than $3.25 per share. The Company believes that its estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is significantly inflated. The Company will vigorously pursue its determination of fair value in an appraisal proceeding.

Class Action Litigation

  Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name as defendants the Company, all of its current executive officers, directors and underwriters that participated in the Company's offering of Common Stock in March 1998. Such lawsuits allege that the defendants violated Federal securities laws during certain periods while individually selling the Company's common stock. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

General Litigation

  The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

  The Company's common stock trades on the New York Stock Exchange under the symbol "LNY." As of March 9, 2001, there were approximately 1,373 stockholders of record of the Common Stock.

  The table below sets forth, for the periods indicated, the high and low sale prices as reported through December 13, 1999, on the NASDAQ National Market for the Common Stock, and thereafter as reported on the New York Stock Exchange.

                                                                     High   Low
                                                                    ------ -----
   1999
     First Quarter................................................. $ 8.06 $4.66
     Second Quarter................................................  10.88  6.06
     Third Quarter.................................................   9.00  6.75
     Fourth Quarter................................................   9.50  7.88
   2000
     First Quarter................................................. $10.13 $6.13
     Second Quarter................................................   8.75  6.13
     Third Quarter.................................................   8.50  6.81
     Fourth Quarter................................................  10.63  6.75

DIVIDEND POLICY

  Commencing in 2000, the Company began to pay an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. The actual declaration and payment of cash dividends depends upon the Company's actual earnings levels, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors. Pursuant to the Company's revolving credit facility the Company is restricted from paying cash dividends in excess of five million dollars per year.

STOCK REPURCHASE

  On November 1998, the Company announced the authorization of an open market stock buy back program. In April 2000, the Company authorized a renewal of the Company's stock buy back program for $36.0 million. These programs have resulted in the Company repurchasing approximately 9,750,000 shares of Common Stock for approximately $78,700,000 through December 31, 2000, of which approximately 3,325,000 shares were repurchased in 2000 for approximately $25,700,000.

ITEM 6. SELECTED FINANCIAL DATA

  The following table contains selected consolidated financial data for each of the past five fiscal years. All numbers are in thousands, except per share data.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                    YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------
                            2000         1999         1998         1997      1996
                          --------     --------     --------     --------  --------
INCOME STATEMENT DATA
Revenues:
 Restaurant.............  $520,980     $438,986     $399,548     $311,673  $232,597
 Processing plant.......        --           --           --           --     3,510
                          --------     --------     --------     --------  --------
   Total revenues.......   520,980      438,986      399,548      311,673   236,107
Operating costs and
 expenses:
 Cost of revenues.......   156,787      136,321      121,082       95,639    72,304
 Restaurant labor.......   147,192      125,566      107,976       80,837    60,249
 Other restaurant
  operating expenses....   122,099      101,563       86,319       66,227    51,077
 General and
  administrative
  expenses..............    26,652       21,354       15,222       10,517     9,447
 Depreciation and
  amortization..........    33,392 (6)   22,230       18,687       17,080    12,978
 Restaurant pre-opening
  expenses..............     3,402        3,764       10,439 (2)       --        --
 Store closings and
  special charges.......     2,000 (7)    2,945 (4)   37,632 (3)       --        --
 Merger costs...........        --           --           --           --    25,971 (1)
 Processing plant
  expenses..............        --           --           --           --     3,857
                          --------     --------     --------     --------  --------
   Total operating costs
    and expenses........   491,524      413,743      397,357      270,300   235,883
Operating income........    29,456       25,243        2,191       41,373       224
Other (income) expense:
 Interest (income)
  expense, net..........     6,618        1,965       (1,625)      (1,063)   (2,379)
 Other, net                    887         (178)        (843)        (394)      318
                          --------     --------     --------     --------  --------
   Total other (income)
    expense.............     7,504        1,787       (2,468)      (1,457)  (2,061)
Income before income
 taxes & cumulative
 effect of accounting
 change.................    21,952       23,456        4,659       42,830     2,285 (1)
Provision for income
 taxes..................     7,302        8,080        1,607       15,400       779
                          --------     --------     --------     --------  --------
Income before cumulative
 effect of accounting
 change.................    14,650       15,376        3,052       27,430     1,506 (1)
Cumulative effect of
 accounting change, net
 of tax.................        --           --        3,382 (2)       --        --
                          --------     --------     --------     --------  --------
Net income (loss).......  $ 14,650     $ 15,376     $   (330)    $ 27,430  $  1,506 (1)
Net income before
 special charges, merger
 costs and accounting
 change                   $ 20,301     $ 17,305     $ 27,701     $ 27,430  $ 18,647
                          ========     ========     ========     ========  ========
Earnings (loss) per
 share information:
Basic
 Net income before
  cumulative effect of
  accounting change.....  $   0.63     $   0.58     $   0.10     $   1.07  $   0.06
 Cumulative effect of
  accounting change,
  net of tax............        --           --        (0.11)          --        --
                          --------     --------     --------     --------  --------
 Net income (loss)......  $   0.63     $   0.58     $  (0.01)    $   1.07  $   0.06 (1)
                          ========     ========     ========     ========  ========
Net income before
 special charges, merger
 costs and accounting
 change.................  $   0.87     $   0.65     $   0.94     $   1.07  $   0.80
                          ========     ========     ========     ========  ========
 Weighted average
  number of common
  shares outstanding....    23,400       26,675       29,400       25,518    23,360
Diluted
 Net income before
  cumulative effect of
  accounting change.....  $   0.62     $   0.57     $   0.10     $   1.03  $   0.06
 Cumulative effect of
  accounting change,
  net of tax............        --           --        (0.11)          --        --
                          --------     --------     --------     --------  --------
 Net income (loss)......  $   0.62     $   0.57     $  (0.01)    $   1.03  $   0.06 (1)
Net income before
 special charges, merger
 costs and accounting
 change.................  $   0.86     $   0.64     $   0.93     $   1.03  $   0.77
                          ========     ========     ========     ========  ========
 Weighted average
  number of common
  shares and common
  share equivalents
  outstanding...........    23,600       27,025       29,900       26,600    24,100

BALANCE SHEET DATA (AT
 END OF PERIOD)
Working capital.........  $(39,657)(8) $ 17,430 (5) $ 43,960     $ 35,058  $ 64,377
Total assets............   663,875      496,726      489,949      382,281   281,199
Short-term notes payable
 and current portion of
 long-term notes and
 other obligations......        60           93 (5)       82           72       492
Long-term notes and
 other obligations,
 noncurrent.............   155,000       68,060 (5)   35,153       50,235       221
Stockholders' equity....  $364,553     $377,348     $408,672     $296,738  $256,447

- --------
(1) On August 9, 1996, the Company acquired Bayport Restaurant Group, Inc. ("Bayport") pursuant to a merger transaction (the "Bayport Merger"). The Bayport Merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company include the accounts and operations of Bayport for all of 1996. In connection with the Bayport Merger, the Company incurred certain merger costs. Without giving effect to such merger costs, the Company's income before income taxes, net income, and net income per share (diluted) would have been approximately $28,257, $18,647 and $0.77, respectively.
(2) During 1998, the Company early adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", requiring the expensing of pre-opening costs as incurred. Additionally, pre-opening costs capitalized at December 31, 1997, were required to be expensed effective January 1, 1998, as a cumulative effect of a change in accounting principle. The Company had previously capitalized pre-opening costs and amortized such costs over the first 12 months the applicable restaurants were open. Pre-opening amortization expense was approximately $3,244 and $4,667 in 1996 and 1997, respectively.
(3) The Company incurred $37,632 in store closings and special charges in the fourth quarter of 1998. These charges provided an estimated income tax benefit of $13,000. These charges were the result of the Company's decision during the fourth quarter of 1998 to close eleven underperforming restaurants, the Company's decision not to renew a restaurant lease upon option renewal and changes in the Company's strategic growth plan.
(4) The Company incurred $2,945 in store closings and special charges during 1999. The charges were the net result of $3,675 in transaction costs as the result of a terminated merger agreement during the first quarter of 1999, and the reversal of an accrual (income) of $730 related to favorably settling lease terminations during the second quarter of 1999.
(5) The Company's line of credit was renewed for a 3-year term in June 2000. Outstanding amounts previously classified as a current liability at December 31, 1999, have been reclassified to long-term.
(6) In December 2000, the Company recorded an asset impairment charge of $6.3 million ($4.3 million after tax) related to the write-down to estimated fair value of certain restaurant properties.
(7) In the second quarter of 2000, the Company recorded a $2.0 million special charge to expense merger costs for the Company's initial offer to acquire Rainforest Cafe.
(8) Amount includes accrued costs of $44.4 million attributable to the Company's acquisition of Rainforest Cafe.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  The Company owns and operates full-service, casual dining restaurants. As of December 31, 2000, the Company operated 188 restaurants. In addition, the Company operates three limited menu take-out service units.

  On October 28, 2000, the Company, acquired pursuant to a tender offer, approximately 60% of the outstanding common stock of Rainforest Cafe, a publicly traded restaurant company. On December 1, 2000, the Company completed the 100% merger with Rainforest Cafe. The aggregate purchase price for all outstanding shares was approximately $70.2 million. As of February 28, 2001, there where 25 domestic Rainforest Cafes owned and operated by the Company and 11 international franchised units. The Company owns an equity interest in certain international franchised units. Subsequent to the acquisition, four Rainforest Cafe restaurants have been closed. It is probable that certain additional Rainforest Cafe restaurants failing to meet certain minimum standards will be closed.

  Excluding anticipated unit closures, the acquired Rainforest Cafe restaurants incurred an 8% same store sales decline for the two months ended December 31, 2000, as compared to the same period in the prior year. Revenues for substantially all Rainforest Cafe restaurants have experienced same store sales declines for an extended period of time. Correspondingly, restaurant profitability has also declined. Management plans to address the sales declines through improved menu development, a focused general manager incentive plan similar to that implemented in the Company's other restaurants in 1999, investment in improved ambiance, additional marketing initiatives and selective unit closures of restaurants that do not meet the Company's minimum standards. There is no assurance that management will successfully curtail the same store sales decline of Rainforest Cafe restaurants or that its operational and financial plans will improve operating margins, particularly in situations where sales declines continue. Based on the Company's historical experience, initial operating results for the Rainforest Cafe's units will be adversely affected by the new menu rollout. Cost of sales will be subject to inefficiencies during the learning process and labor expenses will be impacted by additional training and staffing costs. Further inefficiencies may occur as the Company implements its financial, management and operational systems in these restaurants.

  The Company's operations may be impacted by changes in federal and state taxes and other federal and state governmental policies which include many possible factors such as the level of minimum wages, the deductibility of business and entertainment expenses, levels of disposable income and national and regional economic growth. There are various federal, state and local governmental initiatives to increase the level of minimum wages which would increase the Company's labor costs.

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

  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. In addition, there is no assurance that Landry's management will be able to smoothly integrate Rainforest Cafe operations and business, or whether same store sales declines of Rainforest Cafe units can be mitigated or can achieve projected financial results. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS

 Restaurant Profitability

The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
   Revenues................................................ 100.0% 100.0% 100.0%
   Cost of revenues........................................  30.1   31.1   30.3
   Restaurant labor........................................  28.3   28.6   27.0
   Other restaurant operating expenses (1).................  23.4   23.1   21.6
                                                            -----  -----  -----
   Restaurant level profit (1).............................  18.2%  17.2%  21.1%
                                                            =====  =====  =====

- --------
(1) Excludes depreciation, amortization and pre-opening expenses.

 Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

  Revenues increased $81,993,553, or 18.7%, from $438,986,243 to $520,979,796 for the year ended December 31, 2000, compared to the year ended December 31, 1999. The increase in revenues was primarily attributable to revenues from new restaurant openings, a same store sales increase of 1%, and the inclusion of revenues from Rainforest Cafe restaurants for the last two months of 2000.

  As a primary result of increased revenues, cost of revenues increased $20,465,886, or 15.0%, from $136,321,031 to $156,786,917 in the year ended
December 31, 2000, compared to the prior year. Cost of revenues as a percentage of revenues for the year ended December 31, 2000 decreased to 30.1% from 31.1% in 1999. The decrease in cost of revenues as a percentage of revenues primarily reflects menu changes and lower product costs in 2000 as compared to 1999.

  Restaurant labor expenses increased $21,626,074, or 17.2%, from $125,566,341 to $147,192,415 in the year ended December 31, 2000, compared to the prior year. Restaurant labor expenses as a percentage of revenues for the year ended December 31, 2000 decreased to 28.3% from 28.6% in 1999. The decrease reflects productivity improvements partially offset by labor rate increases.

  Other restaurant operating expenses increased $20,535,746, or 20.2%, from $101,562,887 to $122,098,633 in the year ended December 31, 2000, compared to the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 23.4% in 2000 from 23.1% in 1999, as a primary result of increased occupancy and utility costs. The Company anticipates advertising and marketing expenses will increase as a percentage of revenues in 2001.

  General and administrative expenses increased $5,298,836, or 24.8%, from $21,353,610 to $26,652,446 in the year ended December 31, 2000, compared to the prior year, and increased as a percentage of revenues to 5.1% from 4.9%. The dollar increase resulted primarily from increased personnel to support the Company's operations and increased incentive bonus compensation and duplicate corporate overhead costs for November and December 2000 associated with Rainforest Cafe corporate headquarters in Minneapolis, Minnesota. The Company expects that the future rate of increase of general and administrative expenses will moderate in comparison to revenue increases and the duplicate overhead costs, primarily salaries and rent, of the separate Rainforest Cafe corporate headquarters will be eliminated in 2001.

  Depreciation and amortization expense increased $11,162,026, or 50.2%, from $22,229,762 to $33,391,788 in the year ended December 31, 2000, compared to the prior year. The dollar increase was primarily due to an asset impairment charge of $6,291,706, and the addition of new restaurants and equipment.

  The increase in net interest expense for the year ended December 31, 2000, as compared to the prior year, is substantially due to increased borrowings from treasury stock repurchases and the Rainforest Cafe acquisition. The decrease in other expense (income), net was attributable to an involuntary gain recorded in 1999, which did not recur in 2000.

  Provision for income taxes decreased by $778,404 to $7,301,828 in 2000 from $8,080,232 in 1999 primarily due to the higher interest expense and a reduction in the Company's income. The provision for income taxes as a percentage of income before income taxes was reduced in the third and fourth quarter of 2000 and prospectively from 34.5% to 31% to reflect continuing favorable Federal tax credits for tipped employees.

  For the year ended December 31, 2000, a special charge of $2,000,000 ($1,310,000, net of tax) was incurred in connection with the termination of an initial attempted acquisition of Rainforest Cafe. Store closings and special charges in 1999 represent the net of a $730,000 reversal (income) of estimated costs relating to favorably settling lease obligations of certain closed stores recorded during the second quarter of 1999 and $3,675,000 of expenses incurred related to an abandoned merger transaction during the first quarter of 1999.

 Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

  In the fourth quarter of 1998, the Company decided to close 11 underperforming restaurants, eight of which were closed in 1998, and three of which were closed in 1999. Store closing costs related to the write-down of associated property and equipment to estimated realizable value and anticipated costs to be incurred related to lease terminations and employee severance were recorded during the fourth quarter of 1998. In addition, the Company re-evaluated its strategic growth plan which reduced future unit growth and abandoned numerous potential restaurant sites. These strategic changes resulted in a reduction in employees, the sale of a duplicate corporate asset and the abandonment of a strategic corporate transaction. The Company incurred a fourth quarter 1998 charge that aggregated $37,631,969 related to all such activities. During the second quarter of 1999, the Company concluded its negotiations on certain restaurants included in the fourth quarter special charge on a favorable basis compared to amounts previously accrued. As a result, the Company recognized a $730,000 special credit during the three months ended June 30, 1999. Store closing and special charges and credits include management's estimate of costs which will be incurred in future periods based on various factors. Such factors could change, resulting in additional costs or credits in future periods.

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

  As a primary result of increased revenues, cost of revenues increased $15,239,784, or 12.6%, from $121,081,247 to $136,321,031 in the year ended
December 31, 1999, compared to the prior year. Cost of revenues as a percentage of revenues for the year ended December 31, 1999 increased to 31.1%, from 30.3% in 1998. The increase in cost of revenues as a percentage of revenues primarily reflects menu changes, reduced menu pricing in certain markets, and higher product costs in 1999 as compared to 1998.

  Restaurant labor expenses increased $17,590,047, or 16.3%, from $107,976,294 to $125,566,341 in the year ended December 31, 1999, compared to the prior year. Restaurant labor expenses as a percentage of revenues for the year ended December 31, 1999 increased to 28.6% from 27.0% in 1998. In connection with the new menu roll-out and a new advertising and promotional campaign, the Company increased staffing levels and implemented additional training programs. In addition, to counteract what the Company believed to be higher general manager turnover than historically experienced, the Company raised the base salary of substantially all of its general managers by approximately $10,000 during the fourth quarter of 1998.

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

  Depreciation and amortization expenses increased $3,543,254, or 19.0%, from $18,686,508 to $22,229,762 in the year ended December 31, 1999, compared to the year ended December 31, 1998. The dollar increase was primarily due to the addition of new restaurants and purchases of new equipment.

  The increase in net interest expense for the year ended December 31, 1999, as compared to the same period in the prior year, is primarily attributable to increased borrowings for capital expenditures, working capital and treasury stock purchases, and increases in the weighted average borrowing rates under the Company's revolving credit facility. The change in other income was not deemed significant.

  Provision for income taxes increased by $6,472,978 from $1,607,254 in 1998 to $8,080,232 in 1999 primarily due to the change in the Company's income. The provision for income taxes as a percentage of income before income taxes remained at 34.5%.

 Liquidity and Capital Resources

  The Company has a $200.0 million line of credit from a syndicate of banks which expires in June 2003. The line of credit is available for expansion, acquisitions stock repurchases and general corporate purposes. At December 31, 2000, the Company had $155.0 million outstanding (with availability of $45.0 million) under this credit facility at an average interest rate of 9.0% and had cash and cash equivalent balances aggregating approximately $26.2 million.

  For the year ended December 31, 2000, the capital expenditures of the Company were $77.4 million, and the Company purchased $25.7 million of common stock funded out of existing cash balances, cash flow from operations and borrowings. On October 28, 2000 the Company completed the purchase of approximately 60% of the outstanding common stock of Rainforest Cafe for approximately $40.5 million through a cash tender offer. The funds were provided by an existing bank credit facility. The shares not tendered as of October 28, 2000 were subsequently acquired by a merger on December 1, 2000. Approximately $12.0 million was paid in 2000 and $18.0 million was paid in 2001 for these shares, funded by available cash balances and borrowings on the bank line of credit. These amounts exclude the dissenting shareholders demand for supplemental payment in excess of $3.25 per share. The Company believes that the Rainforest Cafe merger consideration of $3.25 per share was not below fair value of Rainforest Cafe and will pursue its determination of fair value in an appraisal proceeding.

  A substantial portion of the increases in the Company's consolidated balance sheet accounts including balance increases in accounts receivables, inventories, property, and liabilities between December 31, 1999 and 2000 were attributable to amounts included in the Rainforest Cafe acquisition.

  The Company expects to expend approximately $65.0 to $70.0 million on capital expenditures in 2001. Included in such amounts are the remaining costs of opening seven Joe's Crab Shack restaurants and one Rainforest Cafe restaurant for 2001, partial construction costs on an estimated 10 new seafood restaurants and a new Aquarium restaurant, all expected to open in 2002, remaining construction costs of the new corporate headquarters and additional warehouse, further land acquisition costs and other capital expenditures. The Company has entered into an agreement to construct and operate a convention center in the City of Galveston, Texas. The Galveston convention center estimated construction costs of approximately $25.0 million and subsequent operating expenses will be funded by governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the convention center development and related management contract, the Company is obligated to purchase and donate, with reversionary interest, land required for use by the convention center, and to guarantee certain construction cost overruns and operating losses, if any, subject to a certain rights of reimbursement. Under the agreements, the Company will have the rights to one-half of any profits generated by the operation of the convention center.

The Company has entered into a contract to purchase property, including a multi-story building, adjacent to the new Enron Field (professional baseball park), close to the Convention Center, a new professional basketball arena and other major venues under development and construction in the downtown area of Houston, Texas. Subject to the availability of financing and certain tax abatements, the Company plans to renovate the existing building into a 200-room hotel. Renovation and construction costs are expected to be approximately $30 million, which would be expended over 3 years.

  At December 31, 2000, the Company has accrued approximately $44.4 million for Rainforest Cafe acquisition related costs, of which the Company expects to pay the majority of in 2001.

  The Company plans to fund 2001 capital expenditures and remaining Rainforest Cafe acquisition costs out of existing cash balances, cash flow from operations and availability under the Company's existing credit facility.

As a result of the Company's tax carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, the Company's cash flow from operations is expected to be subject to reduced Federal income tax payments for the foreseeable future, and therefore provide additional cash flow for funding the Company's business activities and debt service.

  During the fourth quarter of 1999, the Company's Board of Directors authorized an annual $0.10 per share dividend, to be declared and paid quarterly with anticipation that such dividends would be declared commencing in 2000. During 2000, the Company declared and paid cash dividends of $1,764,579. The Company is restricted from paying cash dividends in excess of $5.0 million per year, and repurchases limited to an additional $6.0 million of common stock repurchases until the Company's leverage ratios are reduced to a prescribed amount.

  The Company, from time to time, reviews opportunities for investment in the hospitality, entertainment, food service and facilities management and other industries. The Company's exercise of any such investment opportunity may impact the Company's development plans and capital expenditures. The Company believes that adequate sources of capital are available to fund the Company's business activities through December 31, 2001.

 Seasonality and Quarterly Results

  The Company's business is seasonal in nature, with revenues and, to a greater degree, operating profits being lower in the first and fourth quarters than in other quarters due to the Company's reduced winter volumes. The Company has and continues to open restaurants in highly seasonal tourist markets and has further noted that the Joe's Crab Shack concept restaurants tend to experience even greater seasonality and sensitivity to weather than the Company's other restaurant concepts. During the Company's 1998 third quarter, the Company's restaurant operations, revenues and profitability were negatively affected by a series of four tropical storms in the Gulf Coast and Mid-Atlantic areas of the United States. The timing of unit openings can and will affect quarterly results. The Company anticipates a decline in revenues from the initial ("honeymoon") volumes of new units, and a decline in 2001 revenues of the majority of Rainforest Cafe restaurants, including the closure of certain restaurant locations.

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

 Interest Rate Risk

  Total debt at December 31, 2000, included $155.0 million of floating-rate debt attributed to a bank line of credit at an average interest rate of 9.0%. The floating-rate debt will mature in June 2003. As a result, the Company's annual interest cost in 2001 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (approximately 90 basis points) would be approximately $1.4 million annually based on the floating-rate debt outstanding at December 31, 2000. The Company's floating-rate debt had a book value and a fair market value of $155.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements are set forth herein commencing on page 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the fiscal years 1998, 1999, and 2000 and through the date of this report, there have been no changes in the Company's independent public accountants, nor have any disagreements with such accountants or reportable events occurred.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1.Financial Statements

     The following financial statements of the Company are set forth herein commencing on page 20:

     --Report of Independent Public Accountants
     --Consolidated Balance Sheets as of December 31, 2000 and 1999 --Consolidated Statements of Income (Loss) for the years ended
      December 31, 2000, 1999 and 1998
     --Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 2000, 1999 and 1998
     --Consolidated Statements of Cash Flows for the years ended December
      31, 2000, 1999 and 1998
     --Notes to Consolidated Financial Statements

    2. Financial Statement Schedules--Not applicable.

(1) Reports on Form 8-K

  --No reports on Form 8-K were filed during the fourth quarter of 2000.

  (c) Exhibits

  --All exhibits required by Item 601 of Regulation S-K are listed in the accompanying "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Landry's Seafood Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Landry's Seafood Restaurants, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income
(loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landry's Seafood Restaurants, Inc., and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Houston, Texas
February 16, 2001

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                      -------------------------
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................... $ 26,159,525 $ 22,977,666
  Accounts receivable--trade and other...............   10,653,387    7,065,298
  Inventories........................................   34,752,119   18,409,523
  Deferred taxes.....................................    2,671,766    1,228,000
  Other current assets...............................   12,302,393    9,030,086
                                                      ------------ ------------
    Total current assets.............................   86,539,190   58,710,573
                                                      ------------ ------------
PROPERTY AND EQUIPMENT, net..........................  559,737,798  431,378,855
GOODWILL, net of accumulated amortization of
   $1,523,000 and $1,386,000, respectively               2,575,625    2,707,988
DEFERRED TAXES.......................................    8,501,521           --
OTHER ASSETS, net....................................    6,520,641    3,928,436
                                                      ------------ ------------
    Total assets..................................... $663,874,775 $496,725,852
                                                      ============ ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................... $ 40,192,661 $ 21,416,112
  Accrued liabilities................................   85,943,990   19,772,136
  Current portion of long-term notes and other
   obligations.......................................       59,963       92,714
                                                      ------------ ------------
    Total current liabilities........................  126,196,614   41,280,962
                                                      ------------ ------------
LONG-TERM NOTES, NET OF CURRENT PORTION..............  155,000,000   68,060,166
DEFERRED TAXES.......................................           --   10,036,686
OTHER LIABILITIES....................................   18,125,503           --
                                                      ------------ ------------
    Total liabilities................................  299,322,117  119,377,814
                                                      ------------ ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value, 60,000,000 shares
   authorized, 21,498,352 and 24,823,125 issued and
   outstanding, respectively.........................      214,984      248,231
  Additional paid-in capital.........................  301,225,712  322,605,100
  Retained earnings..................................   63,111,962   54,494,707
                                                      ------------ ------------
    Total stockholders' equity.......................  364,552,658  377,348,038
                                                      ------------ ------------
    Total liabilities and stockholders' equity....... $663,874,775 $496,725,852
                                                      ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                               Year Ended December 31,
                                        ---------------------------------------
                                            2000         1999          1998
                                        ------------ ------------  ------------
REVENUES..............................  $520,979,796 $438,986,243  $399,548,083
OPERATING COSTS AND EXPENSES:
  Cost of revenues....................   156,786,917  136,321,031   121,081,247
  Restaurant labor....................   147,192,415  125,566,341   107,976,294
  Other restaurant operating
   expenses...........................   122,098,633  101,562,887    86,319,234
  General and administrative
   expenses...........................    26,652,446   21,353,610    15,222,384
  Depreciation and amortization.......    33,391,788   22,229,762    18,686,508
  Restaurant pre-opening expenses.....     3,401,511    3,764,389    10,439,229
  Store closings and special charges..     2,000,000    2,945,000    37,631,969
                                        ------------ ------------  ------------
   Total operating costs and
    expenses..........................   491,523,710  413,743,020   397,356,865
OPERATING INCOME......................    29,456,086   25,243,223     2,191,218
OTHER EXPENSE (INCOME):
  Interest expense (income), net......     6,617,567    1,964,969    (1,624,569)
  Other, net..........................       886,573     (177,711)     (843,389)
                                        ------------ ------------  ------------
                                           7,504,140    1,787,258    (2,467,958)
INCOME BEFORE INCOME TAXES &
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.................    21,951,946   23,455,965     4,659,176
PROVISION FOR INCOME TAXES............     7,301,828    8,080,232     1,607,254
                                        ------------ ------------  ------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN
 ACCOUNTING PRINCIPLE.................    14,650,118   15,375,733     3,051,922
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, NET OF TAX.....            --           --     3,381,500
                                        ------------ ------------  ------------
NET INCOME (LOSS).....................  $ 14,650,118 $ 15,375,733  $   (329,578)
                                        ============ ============  ============
EARNINGS (LOSS) PER SHARE INFORMATION:
BASIC
  Net income before cumulative effect
   of accounting change...............  $       0.63 $       0.58  $       0.10
  Cumulative effect of accounting
   change.............................            --           --         (0.11)
                                        ------------ ------------  ------------
  Net income (loss)...................  $       0.63 $       0.58  $      (0.01)
                                        ============ ============  ============
  Weighted average number of common
   shares outstanding.................    23,400,000   26,675,000    29,400,000
DILUTED
  Net income before cumulative effect
   of accounting change...............  $       0.62 $       0.57  $       0.10
  Cumulative effect of accounting
   change.............................            --           --         (0.11)
                                        ------------ ------------  ------------
  Net income (loss)...................  $       0.62 $       0.57  $      (0.01)
                                        ============ ============  ============
  Weighted average number of common
   and common share equivalents
   outstanding........................    23,600,000   27,025,000    29,900,000

  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Preferred
                              Stock         Common Stock        Additional
                          -------------- --------------------    Paid-In      Retained
                          Shares  Amount   Shares     Amount     Capital      Earnings       Total
                          ------  ------ ----------  --------  ------------  -----------  ------------
BALANCE, January 1,
 1998...................   2,702   $27   26,004,449  $260,044  $250,935,805  $45,541,851  $296,737,727
 Net loss...............      --    --           --        --            --     (329,578)     (329,578)
 Conversion of preferred
  stock.................  (2,702)  (27)       2,702        27            --           --            --
 Issuance of common
  stock, net of offering
  costs.................      --    --    3,810,950    38,110   102,273,091           --   102,311,201
 Exercises of stock
  options and income tax
  benefit...............      --    --      527,189     5,272     9,947,453           --     9,952,725
                          ------   ---   ----------  --------  ------------  -----------  ------------
BALANCE, December 31,
 1998...................      --    --   30,345,290   303,453   363,156,349   45,212,273   408,672,075
                          ------   ---   ----------  --------  ------------  -----------  ------------
 Net income.............      --    --           --        --            --   15,375,733    15,375,733
 Exercise of stock
  options and income tax
  benefit...............      --    --      900,000     9,000     6,294,105           --     6,303,105
 Purchase of common
  stock held in
  treasury..............                 (6,422,165)  (64,222)  (46,845,354)  (6,093,299)  (53,002,875)
                          ------   ---   ----------  --------  ------------  -----------  ------------
BALANCE, December 31,
 1999...................      --    --   24,823,125   248,231   322,605,100   54,494,707   377,348,038
                          ------   ---   ----------  --------  ------------  -----------  ------------
 Net Income.............                                                      14,650,118    14,650,118
 Dividends paid.........                                                      (1,764,579)   (1,764,579)
 Purchase of common
  stock held in
  treasury..............      --    --   (3,324,773)  (33,247)  (21,379,388)  (4,268,284)  (25,680,919)
                          ------   ---   ----------  --------  ------------  -----------  ------------
BALANCE, December 31,
 2000...................      --    --   21,498,352  $214,984  $301,225,712  $63,111,962  $364,552,658
                          ======   ===   ==========  ========  ============  ===========  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                       LANDRY'S SEAFOOD RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                     ------------------------------------------
                                         2000           1999          1998
                                     -------------  ------------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss).................  $  14,650,118  $ 15,375,733  $    (329,578)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
  Store closings and special
   charges.........................             --      (730,000)    25,362,773
  Gain on sales of assets..........             --      (287,894)            --
  Cumulative effect of change in
   accounting principle............             --            --      5,162,500
  Gain on involuntary conversion of
   assets..........................             --      (491,477)    (1,229,043)
  Depreciation and amortization....     33,391,788    22,229,762     18,686,508
  Deferred rent....................       (413,988)           --             --
  Changes in assets and
   liabilities:
   (Increase) decrease in trade and
    other receivables..............      4,364,595     6,612,899     (5,296,232)
   (Increase) decrease in
    inventories....................     (7,758,689)    4,429,497      5,385,531
   (Increase) decrease in other
    assets.........................     11,234,860     2,147,994        586,569
   Increase (decrease) in accounts
    payable and accrued
    liabilities....................      9,866,444     6,815,646     11,475,059
                                     -------------  ------------  -------------
  Total adjustments................     50,685,010    40,726,427     60,133,665
                                     -------------  ------------  -------------
 Net cash provided by operating
  activities.......................     65,335,128    56,102,160     59,804,087
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Property and equipment additions..    (77,399,028)  (55,123,127)  (137,950,072)
 Proceeds from sale of property and
  equipment........................             --     1,499,995      1,850,000
 Purchase of Rainforest Cafe, net
  of cash acquired.................    (44,562,492)           --             --
 Other.............................       (170,000)           --         52,986
                                     -------------  ------------  -------------
    Net cash used in investing
     activities....................   (122,131,520)  (53,623,132)  (136,047,086)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Sale (purchases) of common stock..    (25,680,919)  (53,002,875)   102,294,532
 Proceeds from exercise of stock
  options..........................             --     5,400,000      6,969,317
 Borrowings (payments) under credit
  line, net........................     86,907,083    32,918,108    (15,071,575)
 Dividends paid....................     (1,764,579)           --             --
 Other.............................        516,666            --             --
                                     -------------  ------------  -------------
    Net cash provided by (used in)
     financing activities..........     59,978,251   (14,684,767)    94,192,274
NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS.......................      3,181,859   (12,205,739)    17,949,275
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR.................     22,977,666    35,183,405     17,234,130
                                     -------------  ------------  -------------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR..............................  $  26,159,525  $ 22,977,666  $  35,183,405
                                     =============  ============  =============
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid during the period for:
  Interest.........................  $   7,692,000  $  4,093,000  $   1,834,000
  Income taxes.....................  $   2,312,000  $    491,837  $   2,074,000

  The accompanying notes are an integral part of these consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 NATURE OF BUSINESS

  Landry's Seafood Restaurants, Inc. (the "Company") owns and operates seafood restaurants primarily under the trade names Landry's Seafood House, Joe's Crab Shack and The Crab House. In addition, the Company owns and operates domestic and licenses international rainforest themed restaurants under the trade name Rainforest Cafe. Rainforest Cafe, Inc. ("Rainforest Cafe"), a casual dining restaurant chain, was acquired in 2000.

  The Company is also the developer and operator of the Kemah Boardwalk, located near Houston, Texas. The Kemah Boardwalk is a forty acre waterfront restaurant development including seven restaurants, a boutique hotel, retail shops, amusement attractions, and a marina.

 PRINCIPLES OF CONSOLIDATION

  The accompanying financial statements include the consolidated accounts of Landry's Seafood Restaurants, Inc., a Delaware holding company and its wholly and majority owned subsidiaries and partnership.

 INVENTORIES

  Inventories consist of food and beverages used in restaurant operations and complementary retail goods and are recorded at the lower of cost or market value as determined by the average cost for food and beverages and by the retail method on the first-in, first-out basis for retail goods. Inventories consisted of the following:

                                                              December 31,
                                                         -----------------------
                                                            2000        1999
                                                         ----------- -----------
   Food and beverage.................................... $26,295,177 $17,517,197
   Retail goods.........................................   8,456,942     892,326
                                                         ----------- -----------
                                                         $34,752,119 $18,409,523
                                                         =========== ===========

 PROPERTY AND EQUIPMENT

  Property and equipment are recorded at cost. Expenditures for major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred.

  Restaurant and other properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value. Properties to be disposed of are reported at the lower of their carrying amount or fair value, reduced for estimated disposal costs.

  Interest is capitalized in connection with restaurant construction and development activities, and other real estate development projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. During 2000 and 1999, the Company capitalized approximately $1,650,000 and $1,285,000, respectively, of interest costs.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

  The Company computes depreciation using the straight-line method. The estimated lives used in computing depreciation are as follows: buildings and improvements--5 to 40 years; furniture, fixtures and equipment--4 to 10 years; and leasehold improvements--shorter of 30 years or lease term, including extensions where appropriate.

 PRE-OPENING COSTS

  Pre-opening costs include the direct and incremental costs incurred in connection with the commencement of each restaurant's operations, which are substantially comprised of training-related costs. Prior to 1998, pre-opening costs were capitalized and amortized using the straight-line method over 12 months. During the fourth quarter of 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires companies to expense pre-opening costs as incurred and to expense previously capitalized pre-opening costs as a cumulative effect of change in accounting principle. In connection with Landry's early adoption of SOP 98-5 and the related requirements of SOP 98-5, Landry's expensed $5,162,500 of pre-opening costs capitalized as of December 31, 1997, effective January 1, 1998. The expense of $5,162,500 is recorded net of a tax benefit of $1,781,000 as a Cumulative Effect of Change in Accounting Principle in the amount of $3,381,500.

 DEVELOPMENT COSTS

  Certain direct costs are capitalized in conjunction with site selection for planned future restaurants, acquiring restaurant properties and other real estate development projects. Direct and certain indirect costs, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized over the life of the related building and leasehold interest. Costs related to abandoned site selections and general site selection costs which cannot be identified with specific restaurants are charged to operations.

 GOODWILL

  Goodwill is amortized over 30 years. Other intangible assets are amortized over the life of the related agreement. These amounts are included in goodwill and other assets in the accompanying consolidated balance sheets, respectively.

 EARNINGS PER SHARE

  Net income (loss) per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options are considered common stock equivalents using the treasury stock method. Options to purchase approximately 1,300,000 shares have been excluded from the calculation of diluted earnings per share for 2000 and 1999, as they were anti-dilutive.

 CASH FLOW REPORTING

  For purposes of the consolidated financial statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

 SEGMENT REPORTING

  As of December 31, 2000, the Company operated 188 casual full-service dining restaurants which are a part of a single operating segment. The restaurants operate principally in the United States and provide similar products to similar customers. The restaurants generally possess similar pricing structures resulting in the potential for similar long-term expected financial performance characteristics. Revenues are from the sale of food, beverages and complementary retail items.

 USE OF ESTIMATES

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2. ACQUISITION OF RAINFOREST CAFE, INC.

  On October 28, 2000, the Company accepted for purchase 12,455,011 shares of the common stock, no par value (the "Shares"), of Rainforest Cafe that had been tendered pursuant to a tender offer for all of the outstanding shares at $3.25 per share. As of the closing of the tender offer, the Company owned approximately 60% majority ownership in Rainforest Cafe. On December 1, 2000, the Company completed the 100% merger of Purchaser with and into Rainforest Cafe, with Rainforest Cafe, as the surviving corporation. The aggregate purchase price for all outstanding shares was approximately $70.2 million, which was provided primarily from the Company's existing bank credit facility. The aggregate purchase price includes payments tendered to dissenting shareholders on February 13, 2001.

  The acquisition was accounted for by the purchase method of accounting and, accordingly, the Company's financial statements include the Company's ownership portion of the operating results of Rainforest Cafe for November and December 2000. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on preliminary plans as to future operations. The allocation of the purchase price is subject to revision based on the final determination of fair values. A summary of the assets acquired and liabilities assumed in the acquisition follows:

                               (Thousands)
     Estimated fair values of
      assets acquired........   $148,000
     Liabilities assumed.....    (68,594)
                                --------
     Allocated purchase
      price..................     79,406
     Less cash acquired and
      amount payable for
      outstanding shares.....    (34,844)
                                --------
     Net cash paid, as of
      December 31, 2000......   $ 44,562
                                ========

  As a result of the acquisition, the Company has recorded acquisition integration costs for the estimated incremental costs to exit and consolidate activities at various locations, to involuntarily terminate employees, and for other costs to integrate operating locations and other activities of Rainforest Cafe with the Company. Accounting principles generally accepted in the United States, provide that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The components of the acquisition integration liabilities included in the purchase price allocation for Rainforest Cafe are comprised of involuntary

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

corporate terminations of $10.0 million, facility rationalization and exit costs of $16.7 million and other miscellaneous costs of $4.0 million. Accrued merger costs as of December 31, 2000, include remaining Rainforest Cafe common stock acquisition costs of $16.0 million, involuntary corporate termination costs of $8.2 million, restaurant exit costs of $16.7 million, and other miscellaneous costs of $3.5 million. Certain aspects of the integration plan are subject to finalization and may be refined as additional studies are completed, including the evaluation of acquired facilities. Refinement of the estimated acquisition integration liabilities will be included in the final allocation of the purchase price, which will be completed during 2001.

  Unaudited pro forma results of operations are prepared as if Landry's and Rainforest had been combined as of the beginning of the year, and include estimates and assumptions which management believes are reasonable. Unaudited pro forma results for the years ended December 31, 2000 and 1999, respectively, are as follows: revenues of $740.0 million and $702.0 million; net income of $14.0 million and $25.0 million; and basic net income per share of $0.60 and $0.93, respectively. Rainforest cafe operating results for 2000 include pre-tax special charges for approximately $7 million related to store closings, write-off of development and transaction cost and loss on sale of investments. Pro forma results do not include any anticipated cost savings or other effects of the planned integration and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

3. PROPERTY AND EQUIPMENT

  Property and equipment is comprised of the following:

                                                           December 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
   Land............................................. $ 93,838,270  $ 73,763,606
   Buildings and improvements.......................  121,341,888   113,262,222
   Furniture, fixtures and equipment................  134,503,489   121,972,834
   Leasehold improvements...........................  279,658,133   180,791,359
   Construction in progress.........................   27,102,500     7,986,135
                                                     ------------  ------------
                                                     $656,444,280  $497,776,156
   Less--accumulated depreciation...................  (96,706,482)  (66,397,301)
                                                     ------------  ------------
   Property and equipment, net...................... $559,737,798  $431,378,855
                                                     ============  ============

  During the fourth quarter of 2000, the Company evaluated recent unfavorable cash flows related to three low performing restaurants and concluded that these properties were impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. As a result, the Company recorded an asset impairment charge of approximately $6,292,000, representing the difference between the estimated fair value and carrying value for those restaurant properties. The asset impairment charge is classified as depreciation and amortization expense in the consolidated statements of income (loss) for the year ended December 31, 2000.

  Other current assets at December 31, 2000 and 1999 includes approximately $5,961,000 and $5,667,000 of assets held for sale. Other income for the year ended December 31, 1999 and 1998 includes a gain on the involuntary conversion of assets of $491,000 and $1,229,000, respectively, as a result of an insurance settlement.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

4. ACCRUED LIABILITIES

  Accrued liabilities are comprised of the following:

                                                             December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------- -----------
   Payroll and related costs..........................  $10,898,420 $ 4,145,220
   Rent, insurance and taxes, other than payroll and
    income taxes......................................   17,841,483   6,294,954
   Federal and state income taxes.....................           --   1,198,998
   Store closings and special charges (Note 9)........      947,131   1,705,027
   Accruals for Rainforest Cafe acquisition (Note 2)..   44,361,565          --
   Other..............................................   11,895,391   6,427,937
                                                        ----------- -----------
                                                        $85,943,990 $19,772,136
                                                        =========== ===========

5. DEBT

  As of December 31, 2000, the Company has a $200.0 million credit line from a syndicate of banks which was renewed and increased from $125.0 million in June 2000. Amounts outstanding at December 31, 1999, under the credit line, which were classified in 1999 as a current liability, have been reclassified as long-term due to the renewal. The credit line matures in June 2003, and is available for expansion, acquisitions, share repurchases, and other general corporate purposes. Interest on the credit line is payable monthly or quarterly at Libor or the banks' base rate plus a financing spread (aggregating 9.0% at December 31, 2000). The Company's financing spread is presently 2.25% for Libor, and 0.5% for base rate borrowings, and may be decreased or increased by 25 basis points as the Company's leverage ratio decreases or increases over predetermined percentages. The credit line is governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, tangible net worth and fixed charge coverage ratio tests, limitations of capital expenditures to prescribed amounts, maximum annual cash dividends of $5.0 million per year, and restrictions on repurchases of common stock. In connection with the bank syndicate's approval of the Rainforest Cafe acquisition, certain financial covenants were amended or added, including a permitted increase in the maximum leverage ratio through September 30, 2001, and an additional limitation of common stock repurchases to $6.0 million until the Company's leverage ratio is below a prescribed amount. As of December 31, 2000, the Company had $45.0 million available for borrowing under the credit line.

  Interest expense (income), net includes the following:

                                                 Year Ended December 31,
                                            -----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  -----------
   Interest expense........................ $7,180,597  $2,696,606  $    40,924
   Interest income.........................   (563,030)   (731,637)  (1,665,493)
                                            ----------  ----------  -----------
                                            $6,617,567  $1,964,969  $(1,624,569)
                                            ==========  ==========  ===========

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

6. INCOME TAXES

An analysis of the provision for income taxes for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                              2000       1999       1998
                                           ---------- ---------- -----------
   Tax Provision (Benefit) on Income
    Before Cumulative Effect of Change in
    Accounting Principle:
     Current income taxes................. $  280,564 $2,184,218 $ 5,350,808
     Deferred income taxes................  7,021,264  5,896,014  (3,743,554)
                                           ---------- ---------- -----------
       Total..............................  7,301,828  8,080,232   1,607,254
   Tax Provision (Benefit) on Cumulative
    Effect of Change in Accounting
    Principle:
     Deferred income taxes................         --         -- (1,781,000)
                                           ---------- ---------- -----------
       Total provision (benefit).......... $7,301,828 $8,080,232 $  (173,746)
                                           ========== ========== ===========

  The Company's effective tax rate, for the years ended December 31, 2000, 1999 and 1998, differs from the federal statutory rate as follows:

                                                              2000  1999  1998
                                                              ----  ----  -----
   Statutory rate............................................ 35.0% 35.0%  35.0%
   FICA tax credit........................................... (7.7) (5.5) (25.4)
   State income tax, net of federal tax benefit..............  1.1   0.9    9.5
   Other.....................................................  4.9   4.1   15.4
                                                              ----  ----  -----
                                                              33.3% 34.5%  34.5%
                                                              ====  ====  =====

  The provision for income taxes as a percentage of income before income taxes was reduced to 31.0% from 34.5% effective July 1, 2000, as a result of continuing favorable Federal income tax credits for tipped employees. The Company's actual cash payments for annual income taxes due are currently lower than the financial accrual rate due to significant differences between book and tax accounting and tax credit and loss carryforwards.

  Deferred income tax assets and liabilities as of December 31 are comprised of the following:

                                                       2000          1999
                                                    -----------  ------------
   Deferred Income Taxes:
     Current assets - accruals and other........... $ 2,672,000  $  1,228,000
                                                    ===========  ============
     Non-current assets:
       AMT credit, FICA credit carryforwards.......  12,882,000     5,080,000
       Net operating loss carryforwards............   5,755,000       400,000
       Valuation allowance for credit
        carryforwards..............................  (5,000,000)           --
                                                    -----------  ------------
       Non-current deferred tax asset..............  13,637,000     5,480,000
     Non-current liabilities-property and other....  (5,136,000) $(15,517,000)
                                                    -----------  ------------
       Net deferred tax asset (liability).......... $ 8,501,000  $(10,037,000)
                                                    ===========  ============

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

  A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In connection with the acquisition of Rainforest Cafe, the Company recorded a $32.0 million non-current deferred income tax asset, net of a $5.0 million valuation allowance as of December 31, 2000. No valuation allowance was required in 1999 or 1998.

7. COMMITMENTS AND CONTINGENCIES

 LEASE COMMITMENTS

  The Company has entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, the Company pays taxes, insurance and maintenance costs in addition to the rent payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $23,000,000, $17,423,000 and $17,010,000 during the years ended December 31, 2000, 1999, and 1998, respectively. Contingent rent included in rent expense was $1,756,000, $1,157,000 and $1,004,000 for 2000, 1999 and
1998.

  In 2000, the Company entered into a $9.8 million equipment operating lease agreement. The lease expires in 2004 and may be renewed. The Company guarantees a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. The Company may purchase the leased equipment throughout the lease term for an amount equal to the unamortized lease balance. The Company believes that the equipment's fair value is sufficient that no amounts will be due under the residual value guarantee.

  In connection with substantially all of the Rainforest Cafe leases, amounts are provided for tenant inducements rent abatements, and scheduled increases in rent. Such amounts are recorded as other long-term liabilities on the Company's consolidated balance sheet, and amortized or accrued as an adjustment to rent expense, included in other restaurant operating expenses, on a straight-line basis over the lease term.

  The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 2000, are as follows:

     2001.......................................................... $ 34,460,000
     2002..........................................................   34,584,000
     2003..........................................................   34,202,000
     2004..........................................................   38,935,000
     2005..........................................................   31,671,000
     Thereafter....................................................  197,981,000
                                                                    ------------
       Total minimum rentals....................................... $371,833,000
                                                                    ============

 BUILDING COMMITMENTS

  As of December 31, 2000, the Company had future development and construction commitments of approximately $17.0 million, including completion of construction on certain new restaurants and the Company's corporate office building. In addition, the Company has entered into a long-term lease agreement to develop and operate an Aquarium restaurant, public exhibit, and entertainment project on city-owned property in Houston, Texas. Development costs for the Aquarium restaurant project are expected to be approximately $20.0 million.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

The Company has also entered into an agreement to construct and operate a convention center in the City of Galveston, Texas. The Galveston convention center estimated construction costs of approximately $25.0 million and subsequent operating expenses will be funded by governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the convention center development and related management contract, the Company is obligated to purchase and donate, with reversionary interest, land required for use by the convention center and to guarantee certain construction cost overruns and operating losses, if any, subject to certain rights of reimbursement. Under the agreements, the Company will have the rights to one-half of any profits generated by the operation of the convention center.

  The Company has entered into a contract to purchase property, including a multi-story building, adjacent to the new Enron Field (professional baseball park), close to the Convention Center, a new professional basketball arena and other major venues under development and construction in the downtown area of Houston, Texas. Subject to the availability of financing and certain tax abatements, the Company plans to renovate the existing building into a 200-room hotel. Renovation and construction costs are expected to be approximately $25 million, which would be expended over 3 years.

 LOAN GUARANTEE

  Rainforest Cafe, a wholly-owned subsidiary of the Company, has guaranteed the borrowings of one of its foreign affiliates in which the Company owns a 20% interest. The amount of the guaranty is limited to approximately $1.2 million.

 LITIGATION AND CLAIMS

  Dissenters Rights

  Eighty-one former shareholders (holding 4,406,655 shares) of Rainforest Cafe, Inc. dissented to the merger between the Company and Rainforest Cafe. On February 13, 2001, Rainforest Cafe sent each of the 81 dissenting shareholders, Rainforest Cafe's per share estimate of fair value, along with a check in the amount of $3.25 per share, which was the original acquisition price per share. Subsequently, seventy-eight of the dissenting shareholders have made a demand for supplemental payment based on their belief that the fair value per share of common stock of the former Rainforest Cafe was greater than $3.25 per share. The Company believes that its estimate of fair value is correct and that the dissenting shareholders' estimate of fair value is inflated. The Company will vigorously pursue its determination of fair value in an appraisal proceeding.

  Class Action Litigation

  Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name as defendants the Company, all of its current executive officers, directors and underwriters that participated in the Company's offering of Common Stock in March 1998. Such lawsuits allege that the defendants violated Federal securities laws during certain periods while individually selling the Company's common stock. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend against these claims vigorously.

  General Litigation

  The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

8. STOCKHOLDERS' EQUITY

  On November 19, 1998, the Company authorized an open market stock buy back program. In April 2000, the Company authorized a renewal of the stock buy back program for $36.0 million. These stock buy back programs resulted in the Company repurchasing into treasury approximately 3,300,000 and 6,400,000 shares of common stock for approximately $26,000,000 and $53,000,000, in 2000 and 1999, respectively.

  Commencing in 2000, the Company began to pay an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share.

  The Company maintains two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options may be granted to eligible employees and non-employee directors of the Company or its subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock of the Company. The Stock Option Plans are administered by the Stock Option Committee of the Board of Directors (the Committee), which determines at its discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. The Committee may grant either non-qualified stock options or incentive stock options, as defined by the Internal Revenue Code of 1986, as amended.

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

  The stock option plans are accounted for using APB Opinion No. 25, under which no compensation expense has been recorded. If compensation costs for the Company had been determined using the alternative accounting method based on the fair value prescribed by SFAS 123, the Company's pro forma net income
(loss) for 2000, 1999 and 1998 would have been approximately $12,700,000, $12,239,000 and $(4,386,000) respectively, and the Company's pro forma earnings (loss) per share--basic would have been $0.54, $0.46 and $(0.15) and per share-diluted would have been $0.54, $0.45 and $(0.15), respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model; amortization over the respective vesting periods; no dividends; expected lives of 4, 6 and 5 years for 2000, 1999 and 1998, respectively; expected stock price volatility of approximately 40% and an interest rate of approximately 6% for 2000 and 1999 and 5% for 1998. The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $3.08, $4.40 and $6.37, respectively.

  In connection with the acquisition of Rainforest Cafe, the Company issued approximately 500,000 vested stock options to employees of Rainforest Cafe as replacement for existing options outstanding at the date of the merger, as required by the merger agreement. The fair value of these options was included in the purchase price of Rainforest Cafe.

  At December 31, 2000, options for 3,169,803 shares were outstanding (1,827,959 of which were exercisable) at prices ranging from $6.00 to $22.24 per share. As of December 31, 2000, all options have been granted at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods over three to five years.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                 2000                1999                1998
                          ------------------- ------------------- --------------------
                                     Average             Average              Average
                                     Exercise            Exercise             Exercise
                           Shares     Price    Shares     Price     Shares     Price
                          ---------  -------- ---------  -------- ----------  --------
Options outstanding,
 beginning of year......  2,810,575   $ 9.97  3,646,741   $ 9.22   3,095,619   $13.30
Granted.................    913,500   $11.44    105,500   $ 7.01   2,211,951   $ 6.37
Exercised...............         --       --   (900,000)  $ 6.00    (564,223)  $12.57
Terminated..............   (554,272)  $12.73    (41,666)  $21.79  (1,096,606)  $13.28
                          ---------           ---------           ----------
Options outstanding, end
 of year................  3,169,803   $ 9.92  2,810,575   $ 9.97   3,646,741   $ 9.22
                          =========           =========           ==========
Options exercisable, end
 of year................  1,827,959   $12.07  1,087,839   $12.58     883,151   $14.10
                          =========           =========           ==========

9. STORE CLOSINGS AND SPECIAL CHARGES

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

                                                                     CHARGE IN
                                                                        4TH
                                                                      QUARTER
                                                                       1998
                                                                    -----------
Restaurant closures and lease terminations:
  Write down of property, equipment, leasehold interests and other assets to estimated net realizable value........................ $25,815,000
  Estimated lease termination costs and employee severance on
   closed restaurants..............................................   7,634,000
Charges associated with the changes in the Company's strategic growth plan:
  Abandonment of development sites.................................   2,910,000
  Employee severance and separation costs related to a reduction in
   planned future restaurant unit growth...........................     303,000
  Loss on sale of a duplicate corporate asset......................     400,000
  Costs associated with abandoned corporate transaction............     570,000
                                                                    -----------
    Total.......................................................... $37,632,000
                                                                    ===========

  Significant estimates are included in the special charge relate to estimated lease exit costs such as rent and lease buyout costs through final disposition, and estimated proceeds associated with certain owned properties. These costs were estimated by management based upon information from internal and external real estate advisors and discussions and negotiations with third parties. During 2000, the balance of accrued 1998 store closing costs decreased from approximately $1,705,000, to approximately $947,000 as a result of payments for costs, lease rentals and other expenses related to exiting the properties. The Company expects remaining cash payments to occur during 2001.

  For the year ended December 31, 2000 and 1999, the Company incurred $2,000,000 and $2,945,000 of store closings and special charges, respectively. In the second quarter of 2000 the Company expensed costs associated

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

with a proposed initial acquisition of Rainforest Cafe that was terminated. On March 2, 1999, the Company announced the signing of a definitive merger agreement. The merger agreement was subsequently terminated on March 8, 1999 with no further discussions. The Company incurred $3,675,000 in transaction costs in connection with the definitive merger agreement which were expensed in the first quarter of 1999. Additionally, the Company successfully exited seven of the underperforming restaurants included in the 1998 store closings charge and recorded a special credit of $730,000, during the second quarter of 1999, due to the reversal of amounts originally recorded, since five lease terminations were resolved favorably relative to amounts accrued at December 31, 1998.

10. RELATED PARTY TRANSACTIONS

  During 2000, in connection with the Company's initial attempt to acquire Rainforest Cafe and the concurrent bank syndicate loan approval and renewal negotiation, the Company obtained a commitment and funding for an unsecured bridge loan of $10.0 million from the Chairman and Chief Executive Officer of the Company. The Company paid a commitment fee of $125,000 and interest of $172,000 related to the bridge loan, which were lower than the amounts requested by the Company's lead syndicate bank for such a facility. The loan was fully repaid after the Company's initial merger agreement was terminated.

  Effective January 1, 1996, the Company entered into a Consulting Service Agreement (the "Agreement") with Fertitta Hospitality, LLC ("Fertitta Hospitality"), which is jointly owned by the Chairman and Chief Executive Officer of the Company and his wife. Pursuant to the Agreement, the Company provides limited consulting services to Fertitta Hospitality with respect to management and operational matters, administrative and personnel matters. The Company receives a consulting fee of $2,500 per month under the Agreement plus the reimbursement of all out-of-pocket expenses and such additional compensation as may be agreed upon. The Agreement provides for a one-year term, was renewed in 2000, and is automatically renewed unless either party terminates the Agreement upon 30 days' written notice to the other party. The Agreement was entered into between related parties and was not the result of arm's-length negotiations. Accordingly, the terms of this transaction may have been more or less favorable to the Company than might have been obtained from unaffiliated third parties. The Company believes that the terms of the transaction were at least as favorable to the Company as that which could have been obtained in arm's-length transactions with an unaffiliated party.

  In 1998, the Company entered into an agreement with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of the Company, whereby, the Company would sell to 610 Loop Venture, a 4-acre undeveloped land tract at a third-party appraised value of $5,400,000 (approximately $700,000 more than the original purchase price paid by the Company), and 610 Loop Venture would construct a condominium hotel/office project on the land. In 1999, the agreement was amended and the Company entered into a ground lease agreement with 610 Loop Venture for approximately one-third of the undeveloped tract. The ground lease is for a term of five years with one option renewal period. Under the terms of the ground lease, 610 Loop Venture pays the Company base rent of $12,000 per month plus pro-rata real property taxes and insurance. During 2000, at the request of the Company, 610 Loop Venture and the Company reached an agreement terminating the condominium hotel/office project to permit the Company to build its own office building. 610 Loop Venture has retained the option to purchase certain property based upon an appraised value.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of unaudited quarterly consolidated results of operations (in thousands, except per share data).

                                    March   June 30, September 30, December 31,
                                   31, 2000   2000       2000          2000
                                   -------- -------- ------------- ------------
Quarter Ended:
  Revenues........................ $110,951 $134,042   $133,108      $142,879
  Asset impairment, store closings
   and special charges............ $     -- $  2,000         --      $  6,292
  Operating income (loss)......... $  5,867 $ 11,010   $ 13,150      $  (571)
  Net income (loss)............... $  3,022 $  6,278   $  7,845      $(2,495)
  Net income per share (basic).... $   0.12 $   0.26   $   0.34      $ (0.12)
  Net income per share (diluted).. $   0.12 $   0.26   $   0.34      $ (0.12)
  Net income per share before
   special charges (diluted)...... $   0.12   $ 0.31   $   0.34      $    .08
                                    March   June 30, September 30, December 31,
                                   31, 1999   1999       1999          1999
                                   -------- -------- ------------- ------------
Quarter Ended:
  Revenues........................ $101,266 $123,607   $116,510      $ 97,603
  Store closings and special
   charges (credit)............... $  3,675 $  (730)   $     --      $     --
  Operating income................ $    482 $ 10,945   $ 10,822      $  2,994
  Net income...................... $    238 $  7,068   $  6,592      $  1,478
  Net income per share (basic).... $   0.01 $   0.25   $   0.26      $   0.06
  Net income per share (diluted).. $   0.01 $   0.25   $   0.25      $   0.06
  Net income per share before
   special charges (credit)
   (diluted)...................... $   0.09 $   0.24   $   0.25      $   0.06

  Note: Amounts rounded where applicable so that the sum of the quarters equal the year to date information.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 30th day of March, 2001.

                                          Landry's Seafood Restaurants, Inc.

                                                 /s/ Tilman J. Fertitta
                                          -------------------------------------
                                                   Tilman J. Fertitta
                                           Chairman of the Board/President and
                                                 Chief Executive Officer

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


              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Tilman J. Fertitta           Chairman, President and      March 30, 2001
______________________________________  Chief Executive Officer,
          Tilman J. Fertitta            Principal Executive
                                        Officer and Director

         /s/ Paul S. West              Vice President, Principal    March 30, 2001
______________________________________  Financial Officer,
             Paul S. West               Principal Accounting
                                        Officer and Director

     /s/ Steven L. Scheinthal          Vice President, Secretary,   March 30, 2001
______________________________________  General Counsel and
         Steven L. Scheinthal           Director

       /s/ James E. Masucci            Director                     March 30, 2001
______________________________________
           James E. Masucci

        /s/ Joe Max Taylor             Director                     March 30, 2001
______________________________________
            Joe Max Taylor

                                 EXHIBIT INDEX

  Certain of the exhibits to this report on Form 10-K are hereby incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-65498 and all amendments thereto ("A") and the Company's Form 10-Q for the quarterly period ended June 30, 1995 ("B"), May 9, 1995 Proxy Statement ("C"), the June 25, 1997 Form 8-K ("D"), the 1995 Form 10-K ("E"), the May 1996 Form S-4
("F"), the Form 10-Q for the quarterly period ended September 30, 1999 ("G"), the March 9, 1999 Form 8-K ("H"), the July 13, 2000 Form 8-K ("I"), the September 29, 2000 Schedule TO ("J"), and the Form 10-Q for the quarterly period ended September 30, 2000 ("K"). Such exhibits are denoted with the letter. Exhibits denoted by * are filed herewith.

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

  10.7   Form of Personal Service and Employment Agreement of Tilman J.
         Fertitta -A- (See Exhibit 10.65)

  10.8   1995 Flexible Incentive Plan -C-

  10.9   Form of Consulting Services Agreement between Landry's Management,
         L.P. and Fertitta Hospitality -E-

  10.10  Form of Stock Option Agreement between Landry's Seafood Restaurants,
         Inc. and Tilman J. Fertitta -E-

  10.11  Contract of Sale and Development Agreement -G-

  10.12  Executive Employment Agreements -G-

  10.13  Termination Agreement by and among Landry's Seafood Restaurants, Inc.
         and Consolidated Restaurant Corporation the Cracken Trust, the Katemcy
         Trust, Street, and Hartnett -H-

  10.14 First Amended and Restated Credit Agreement date June 28, 2000, by and among Landry's Seafood Restaurants, Inc. and Bank of America, N.A., as
         Agent, and certain other financial institutions -I-

  10.15  Amendment No. 1 and Consent as of October 17, 2000 to the First
         Amended and Restated Credit Agreement dated June 28, 2000 by and among
         Landry's Seafood Restaurants Inc., the lenders from time to time party to the Credit Agreement, and Bank of America, N.A., as administrative agent for the Banks-K-

  10.16  Agreement and Plan of Merger, dated September 26, 2000, by and among
         Landry's Seafood Restaurants, Inc., LSR Acquisition Corp. and
         Rainforest Cafe, Inc. and related agreements -J-

  *11    Statement regarding computation of per share earnings--fully diluted -

  *21    Subsidiaries of Landry's Seafood Restaurants, Inc.

  *23    Consent of Arthur Andersen LLP

  *24    Power of Attorney--(See page 35)