Form 10-Q
period 2001-03-31
LANDRYS SEAFOOD RESTAURANTS INC
filed 2001-05-15
CIK 908652

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001.

Commission file number 000-22150
                       ---------

                      LANDRY'S SEAFOOD RESTAURANTS, INC.
          ----------------------------------------------------------
          (Exact name of the registrant as specified in its charter)

               Delaware                                 74-0405386
             --------------                       ---------------------
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

                         As of May 7, 2001 there were
                     21,602,671 shares of $0.01 par value
                           common stock outstanding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                                     INDEX

                                                                                    PAGE
PART I.                             FINANCIAL INFORMATION                          NUMBER
-----------------------------------------------------------------------------------------
Item 1.       Financial Statements.................................................     2

              Condensed Unaudited Consolidated Balance Sheets at March 31, 2001
              and December 31, 2000................................................     3

              Condensed Unaudited Consolidated Statements of Income for the
              Three Months Ended March 31, 2001 and March 31, 2000.................     4

              Condensed Unaudited Consolidated Statement of Stockholders' Equity
              for the Three Months Ended March 31, 2001............................     5

              Condensed Unaudited Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and March 31, 2000.................     6

              Notes to Condensed Unaudited Consolidated Financial Statements.......   7-9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................ 10-18
-----------------------------------------------------------------------------------------
PART II.      OTHER INFORMATION
-----------------------------------------------------------------------------------------
Item 1.       Legal Proceedings....................................................    19

Item 2.       Changes in Securities................................................    19

Item 3.       Defaults upon Senior Securities......................................    19

Item 4.       Submission of Matters to a Vote of Security Holders..................    19

Item 5.       Other Information....................................................    19

Item 6.       Exhibits and Reports on Form 8-K.....................................    19
-----------------------------------------------------------------------------------------
Signatures                                                                             20
-----------------------------------------------------------------------------------------

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                            March 31,        December 31,
ASSETS                                                                                        2001               2000
                                                                                          ------------       ------------
                                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.............................................................. $ 16,330,381        $ 26,159,525
  Accounts receivable--trade and other...................................................   15,815,516          10,653,387
  Inventories............................................................................   29,541,566          34,752,119
  Deferred taxes.........................................................................    2,671,766           2,671,766
  Other current assets...................................................................   11,046,417          12,302,393
                                                                                          ------------        ------------
    Total current assets.................................................................   75,405,646          86,539,190
                                                                                          ------------        ------------

PROPERTY AND EQUIPMENT, net..............................................................  570,861,385         559,737,798
GOODWILL, net of amortization of $1,534,000 and $1,523,000, respectively                     2,541,381           2,575,625
DEFERRED TAXES...........................................................................    7,342,904           8,501,521
OTHER ASSETS, net........................................................................    6,184,699           6,520,641
                                                                                          ------------        ------------
    Total assets......................................................................... $662,336,015        $663,874,775
                                                                                          ============        ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable....................................................................... $ 32,082,408        $ 40,192,661
  Accrued liabilities....................................................................   69,797,829          85,943,990
  Current portion of long-term notes.....................................................       34,979              59,963
                                                                                          ------------        ------------
    Total current liabilities............................................................  101,915,216         126,196,614

LONG-TERM DEBT...........................................................................  173,000,000         155,000,000
OTHER LONG-TERM LIABILITIES..............................................................   19,311,878          18,125,503
                                                                                          ------------        ------------
    Total liabilities....................................................................  294,227,094         299,322,117

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 60,000,000 shares authorized, 21,546,252 and 21,498,352
   shares, respectively, issued and outstanding, net of treasury shares..................      215,462             214,984
  Additional paid-in capital.............................................................  301,618,891         301,225,712
  Retained earnings......................................................................   66,274,568          63,111,962
                                                                                          ------------        ------------
    Total stockholders' equity...........................................................  368,108,921         364,552,658
                                                                                          ------------        ------------
    Total liabilities and stockholders' equity........................................... $662,336,015        $663,874,775
                                                                                          ============        ============





   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                                                Three Months Ended
                                                                                    March 31,
                                                                            ---------------------------
                                                                                 2001           2000
                                                                            ------------   ------------
REVENUES..................................................................  $175,954,964   $110,951,278

OPERATING COSTS AND EXPENSES:
  Cost of revenues........................................................    52,054,649     34,281,781
  Restaurant labor........................................................    51,692,170     31,683,027
  Other restaurant operating expenses.....................................    45,302,304     26,180,366
  General and administrative expenses.....................................     9,034,984      5,640,939
  Depreciation and amortization...........................................     8,602,074      6,345,776
  Pre-opening expenses....................................................     1,081,776        952,891
                                                                            ------------   ------------
    Total operating costs and expenses....................................   167,767,957    105,084,780
                                                                            ------------   ------------

OPERATING INCOME..........................................................     8,187,007      5,866,498

OTHER EXPENSE (INCOME):
  Interest expense (income), net..........................................     2,785,020      1,259,752
  Other, net..............................................................        39,609         (7,639)
                                                                            ------------   ------------
    Total other expense...................................................     2,824,629      1,252,113
                                                                            ------------   ------------

INCOME BEFORE INCOME TAXES................................................     5,362,378      4,614,385
PROVISION FOR INCOME TAXES................................................     1,662,337      1,591,963
                                                                            ------------   ------------
NET INCOME................................................................  $  3,700,041   $  3,022,422
                                                                            ============   ============

EARNINGS PER SHARE INFORMATION:
BASIC--
  Net income per common share.............................................         $0.17          $0.12
  Weighted average number of common shares outstanding....................    21,500,000     24,823,125
DILUTED--
  Net income per common share.............................................         $0.17          $0.12
  Weighted average number of common share equivalents outstanding.........    22,040,000     25,000,000





   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

       CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                         Common Stock           Additional
                                   ------------------------      Paid-In        Retained
                                   Shares          Amount        Capital        Earnings         Total
                                   ------------------------    ------------   -------------   ------------
Balance, December 31, 2000........   21,498,352    $214,984     $301,225,712    $63,111,962    $364,552,658

Net income........................        ----        ----             ----       3,700,041       3,700,041

Dividends paid....................        ----        ----             ----        (537,435)       (537,435)

Exercise of stock options and
 income tax benefit...............       47,900         478          393,179          ----          393,657
                                     ----------    --------     ------------    -----------    ------------
Balance, March 31, 2001...........   21,546,252    $215,462     $301,618,891    $66,274,568    $368,108,921
                                     ==========    ========     ============    ===========    ============



   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended March 31,
                                                                              ------------------------------
                                                                                   2001               2000
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................   $  3,700,041     $  3,022,422
  Adjustments to reconcile net income to net cash
    provided by operating activities--
    Depreciation and amortization..........................................      8,602,074        6,345,776
    Change in assets and liabilities-net and other.........................    (20,561,535)      (1,283,337)
                                                                              ------------     ------------
    Total adjustments......................................................    (11,959,461)       5,062,439
                                                                              ------------     ------------
        Net cash provided by operating activities..........................     (8,259,420)       8,084,861
                                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions.........................................    (19,595,846)     (19,107,853)
                                                                              ------------     ------------
        Net cash used in investing activities..............................    (19,595,846)     (19,107,853)
                                                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options..................................        588,541                -
  Borrowings (payments) under credit line, net.............................     17,975,016        6,977,863
  Dividends paid...........................................................       (537,435)               -
                                                                              ------------     ------------
         Net cash provided by (used in) financing activities...............     18,026,122        6,977,863
                                                                              ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................     (9,829,144)      (4,045,129)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................     26,159,525       22,977,666
                                                                              ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................   $ 16,330,381     $ 18,932,537
                                                                              ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments during the period for--
     Income taxes..........................................................   $    180,000     $  1,047,000
     Interest..............................................................   $  2,605,000     $  1,521,000


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

     BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 2000. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company's December 31, 2000, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

     The Company early adopted newly released guidance for accounting for certain sales incentives and revised the recognition and income statement classification for certain discounts, certificates, and offers. There were no reclassifications to prior financial statements as amounts were not deemed material, and the change had no impact on reported earnings.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.   ACCRUED LIABILITIES

     Accrued liabilities are comprised of the following:

                                                             March 31,    December 31,
                                                               2001           2000
                                                           -----------    -----------
     Payroll and related costs...........................  $10,092,976    $10,898,420
     Rent, insurance and taxes, other than payroll
      and income taxes...................................   19,146,803     17,841,483
     Federal and state income taxes......................      192,745             --
     Store closings and special charges..................      902,600        947,131
     Accruals for Rainforest Cafe acquisition............   25,820,323     44,361,565
     Other...............................................   13,642,382     11,895,391
                                                           -----------    -----------
                                                           $69,797,829    $85,943,990
                                                           ===========    ===========

The change since December 31, 2000, in accruals for Rainforest Cafe acquisition is due primarily to payments to former Rainforest Cafe shareholders during the three months ended March 31, 2001.

3.   DEBT
     The Company has a $200.0 million credit line from a syndicate of banks which was renewed and increased from $125.0 million in June 2000. The credit line matures in June 2003, and is available for expansion, acquisitions, share repurchases, and other general corporate purposes. Interest on the credit line is payable monthly or quarterly at Libor or the banks' base rate plus a financing spread (aggregating 7.43% at March 31, 2001). The Company's financing spread is presently 2.50% for Libor, and 0.75% for base rate borrowings, and may be decreased or increased as the Company's leverage ratio decreases or increases over predetermined amounts. The credit line is governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, tangible net worth and fixed charge coverage ratio tests, limitations of capital expenditures to prescribed amounts, maximum annual cash dividends of $5.0 million per year, and restrictions on repurchases of common stock. In connection with the bank syndicate's approval of the Rainforest Cafe acquisition, certain financial covenants were amended or added, including a permitted increase in the maximum leverage ratio through September 30, 2001, and an additional limitation of common stock repurchases to $6.0 million until the Company's leverage ratio is below a prescribed amount.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.   CONTINGENCIES

     CLASS ACTION LITIGATION

     Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name the Company, all of its current executive officers and directors, and underwriters that participated in the Company's offering of Common Stock in March 1998. Such lawsuits allege that the defendants violated Federal securities laws during certain periods while individually selling the Company's common stock. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

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

5.   STOCKHOLDER'S EQUITY

     A reconciliation of the amounts used to compute net income per common share-diluted is as follows:

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                      2001          2000
                                                                                      ----          ----
Net Income.......................................................................  $ 3,700,041   $ 3,022,422
                                                                                   -----------   -----------
Weighted Average Common Shares Outstanding.......................................   21,500,000    24,823,125
Dilutive Common Stock Equivalents -- Stock Options...............................      540,000       176,875
                                                                                   -----------   -----------
Weighted Average Common and Common Equivalent Shares Outstanding -- Diluted......   22,040,000    25,000,000
                                                                                   ===========   ===========
Net Income Per Share -- Diluted..................................................  $      0.17   $      0.12
                                                                                   ===========   ===========

     Stockholder's equity has been reduced by the cost of 9,746,938 common shares held in treasury aggregating $78,683,794.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company owns and operates full-service, casual dining restaurants. As of March 31, 2001, the Company operated 189 restaurants. In addition, the Company operates three limited menu take-out service units.

     On October 28, 2000, the Company acquired, pursuant to a tender offer, approximately 60% of the outstanding common stock of Rainforest Cafe, a publicly traded restaurant company. On December 1, 2000, the Company completed the 100% merger with Rainforest Cafe. The aggregate purchase price for all outstanding shares was approximately $70.2 million. As of March 31, 2001, there where 25 domestic Rainforest Cafes owned and operated by the Company and 11 international franchised units. The Company owns an equity interest in certain international franchised units. Subsequent to the acquisition, four domestic Rainforest Cafe restaurants have been closed. It is probable that certain additional Rainforest Cafe restaurants failing to meet certain minimum standards will be closed.

     Revenues for substantially all Rainforest Cafe restaurants have experienced same store sales declines for an extended period of time. Correspondingly, restaurant profitability has also declined. Management is implementing numerous changes to address the sales declines through improved menu development, a focused general manager incentive plan, additional investments in improved ambiance, additional marketing initiatives and selective unit closures of restaurants that do not meet the Company's minimum standards. There is no assurance that management will successfully curtail the same store sales decline of Rainforest Cafe restaurants or that its operational and financial plans will improve operating margins, particularly in situations where sales declines continue.

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

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

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

RESULTS OF OPERATIONS

     RESTAURANT PROFITABILITY

     The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

                                                   Year Ended March 31,
                                                   --------------------
                                                     2001        2000
                                                    -----       -----
   Revenues.......................................  100.0%      100.0%
   Cost of revenues...............................   29.6        30.9
   Restaurant labor...............................   29.4        28.6
   Other restaurant operating expenses (1)........   25.7        23.6
                                                    -----       -----
   Restaurant level profit (1)....................   15.3%       16.9%
                                                    =====       =====
---------------
(1)  Excludes depreciation, amortization and pre-opening expenses.


Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     Revenues increased $65,003,686, or 58.6%, from $110,951,278 to $175,954,964 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase in revenues was primarily attributable to revenues from new restaurant openings, a same store sales increase of 3% for the Company's seafood restaurants, and the inclusion of revenues from Rainforest Cafe restaurants in the 2001 period.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

     As a primary result of increased revenues, cost of revenues increased $17,772,868, or 51.8%, from $34,281,781 to $52,054,649 in the three months ended
March 31, 2001, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended March 31, 2001, decreased to 29.6%, from 30.9% in 2000. The decrease in cost of revenues as a percentage of revenues primarily reflects the inclusion of Rainforest Cafe restaurants with lower cost of sales margins, menu changes and lower product costs in 2001 as compared to 2000.

     Restaurant labor expenses increased $20,009,143 or 63.2%, from $31,683,027 to $51,692,170 in the three months ended March 31, 2001, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended March 31, 2001, increased to 29.4% from 28.6% in 2000. The increase in labor expense as a percentage of revenues was primarily caused by large initial labor staffing and training costs incurred during the opening of the Rainforest Cafe restaurant in Anaheim, California during the three months ended March 31, 2001.

     Other restaurant operating expenses increased $19,121,938, or 73.0%, from $26,180,366 to $45,302,304 in the three months ended March 31, 2001, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 25.7% in 2001 from 23.6% in 2000, as a primary result of higher advertising and utility costs and the inclusion of Rainforest Cafe restaurants with higher occupancy expenses. The Company anticipates that 2001 advertising and marketing expenses will increase as a percentage of revenues over prior year.

     General and administrative expenses increased $3,394,045, or 60.2%, from $5,640,939 to $9,034,984 in the three months ended March 31, 2001, compared to the same period in the prior year, and remained the same as a percentage of revenues at 5.1%. The dollar increase resulted primarily from increased personnel to support the Company's operations and duplicate corporate overhead costs associated with Rainforest Cafe corporate headquarters in Minneapolis, Minnesota. The Company expects that the future rate of increase of general and administrative expenses will moderate in comparison to revenue increases and the duplicate overhead costs of the separate Rainforest Cafe corporate headquarters will be eliminated during 2001.

     Depreciation and amortization expense increased $2,256,298, or 35.6%, from $6,345,776 to $8,602,074 in the three months ended March 31, 2001, compared to the same period in the prior year. The increase was primarily due to the addition of new restaurants and equipment and the inclusion of the Rainforest Cafe restaurants in the 2001 period.

     The increase in net interest expense in the three months ended March 31, 2001, as

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

compared to the prior year, is substantially due to increased borrowings for the Rainforest Cafe acquisition and treasury stock purchases. The Company's average borrowing rate declined by approximately 1.5% from December 31, 2000, to March 31, 2001. The change in other expense (income), net was not deemed material.

     Provision for income taxes increased by $70,374 to $1,662,337 in the three months ended March 31, 2001 from $1,591,963 in 2000 primarily due to changes in the Company's pre-tax income, offset by a reduction in the accrual rate from 34.5% to 31%. Effective in the third quarter of 2000, the Company's provision for income taxes as a percentage of income before income taxes was reduced from 34.5% to 31% to reflect continuing favorable Federal tax credits for tipped employees.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $200.0 million line of credit from a syndicate of banks which expires in June 2003. The line of credit is available for expansion, acquisitions, stock repurchases and general corporate purposes. At March 31, 2001, the Company had $173.0 million outstanding (with availability of $27.0 million) under this credit facility at an average interest rate of 7.43% and had cash and cash equivalent balances aggregating approximately $16.3 million. The Company's average borrowing rate declined by 1.5% from December 31, 2000 to March 31, 2001.

     For the three months ended March 31, 2001, the capital expenditures of the Company were $19.6 million, funded out of existing cash balances, cash flow from operations and borrowings. On October 28, 2000 the Company completed the purchase of approximately 60% of the outstanding common stock of Rainforest Cafe for approximately $40.5 million through a cash tender offer. The funds were provided by an existing bank credit facility. The shares not tendered as of October 28, 2000 were subsequently acquired by a merger on December 1, 2000. Approximately $12.0 million was paid in 2000 and $18.0 million was paid in 2001 for these shares, funded by available cash balances and borrowings on the bank line of credit. These amounts exclude the dissenting shareholders demand for supplemental payment in excess of $3.25 per share. The Company believes that the Rainforest Cafe merger consideration of $3.25 per share was not below fair value of Rainforest Cafe and will pursue its determination of fair value in an appraisal proceeding.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

     The Company expects to expend approximately $65.0 to $70.0 million on capital expenditures in 2001. Included in such amounts are the remaining costs of opening seven Joe's Crab Shack restaurants and one Rainforest Cafe restaurant for 2001, partial construction costs on an estimated 10 new seafood restaurants and a new Aquarium restaurant, all expected to open in 2002, remaining construction costs of the new corporate headquarters and additional warehouse, further land acquisition costs and other capital expenditures. The Company has entered into an agreement to construct and operate a convention center in the City of Galveston, Texas. The Galveston convention center's estimated construction costs of approximately $25.0 million and subsequent operating expenses will be funded by governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the convention center development and related management contract, the Company is obligated to purchase and donate, with a reversionary interest, land required for use by the Galveston convention center. Under the agreements, the Company will have the rights to one-half of any profits generated by the operation of the convention center.

                      LANDRY'S SEAFOOD RESTAURANTS, INC.

     The Company has entered into a contract to purchase property, including a multi-story building, adjacent to the new Enron Field (professional baseball park), close to the Houston Convention Center, a proposed new professional basketball arena and other major venues under development and construction in the downtown area of Houston, Texas. The Company plans to renovate the existing building into a 200-room hotel. Renovation and construction costs are expected to be approximately $25 million, which would be expended over 3 years.

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

     The Company pays an annual $0.10 per share dividend, declared and paid in quarterly amounts.

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


Dated: May 15, 2001