Form 10-Q
period 2001-06-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 2001-08-14
CIK 908652

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.


                        Commission file number 000-22150

                           LANDRY'S RESTAURANTS, INC.
           (Exact name of the registrant as specified in its charter)

          DELAWARE                                              74-00405386
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)


                    1510 West Loop South, Houston, TX 77027
                   (Address of principal executive offices)


                                (713) 850-1010
                        (Registrant's telephone number)

                      Landry's Seafood Restaurants, Inc.
                        1400 Post Oak Blvd. Suite 1010
                             Houston, Texas 77056
                         (Former name, former address)

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


                        AS OF AUGUST 8, 2001 THERE WERE
                      21,834,827 SHARES OF $0.01 PAR VALUE
                           COMMON STOCK OUTSTANDING.

                           LANDRY'S RESTAURANTS, INC.

                                     INDEX

                                                                                                               PAGE
                                                                                                              NUMBER
                                                                                                              ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................................................     2

          Condensed Unaudited Consolidated Balance Sheets at June 30, 2001 and December 31, 2000............     3

          Unaudited Consolidated Statements of Income for the Three and Six Months Ended
          June 30, 2001 and June 30, 2000...................................................................     4

          Condensed Unaudited Consolidated Statement of Stockholders' Equity for the Six Months
          Ended June 30, 2001...............................................................................     5

          Condensed Unaudited Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 2001 and June 30, 2000...................................................................     6

          Notes to Condensed Unaudited Consolidated Financial Statements....................................   7-9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............. 10-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................    14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................................    15

Item 2.   Changes in Securities.............................................................................    15

Item 3.   Defaults upon Senior Securities...................................................................    15

Item 4.   Submission of Matters to a Vote of Security Holders...............................................    15

Item 5.   Other Information.................................................................................    16

Item 6.   Exhibits and Reports on Form 8-K..................................................................    16

Signatures..................................................................................................    17

                           LANDRY'S RESTAURANTS, INC.

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

  The accompanying condensed unaudited consolidated financial statements have been prepared by Landry's Restaurants, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments necessary for fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included.

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

                          LANDRY'S  RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                       2001           2000
                                                                                   ------------    ------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.....................................................   $ 11,818,134    $ 26,159,525
  Accounts receivable--trade and other..........................................     17,888,208      10,653,387
  Inventories...................................................................     24,261,276      34,752,119
  Deferred taxes................................................................      3,121,766       2,671,766
  Other current assets..........................................................     11,786,824      12,302,393
                                                                                   ------------    ------------
     Total current assets.......................................................     68,876,208      86,539,190
                                                                                   ------------    ------------
PROPERTY AND EQUIPMENT, net.....................................................    577,332,347     559,737,798
GOODWILL, net of amortization of $1,592,000 and $1,523,000,
   respectively.................................................................      2,506,775       2,575,625
DEFERRED TAXES..................................................................      2,574,582       8,501,521
OTHER ASSETS, net...............................................................      6,246,909       6,520,641
                                                                                   ------------    ------------
     Total assets...............................................................   $657,536,821    $663,874,775
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................................   $ 46,207,142    $ 40,192,661
  Accrued liabilities...........................................................     66,978,851      85,943,990
  Current portion of long-term notes............................................          8,957          59,963
                                                                                   ------------    ------------
     Total current liabilities..................................................    113,194,950     126,196,614
LONG-TERM DEBT..................................................................    146,000,000     155,000,000
OTHER LONG-TERM LIABILITIES.....................................................     18,364,952      18,125,503
                                                                                   ------------    ------------
     Total liabilities..........................................................    277,559,902     299,322,117

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 60,000,000 shares authorized, 21,760,668 and 21,498,352 shares, respectively, issued and outstanding, net of
    treasury shares.............................................................        217,606         214,984
  Additional paid-in capital....................................................    303,418,298     301,225,712
  Retained earnings.............................................................     76,341,015      63,111,962
                                                                                   ------------    ------------
     Total stockholders' equity.................................................    379,976,919     364,552,658
                                                                                   ------------    ------------
     Total liabilities and stockholders' equity.................................   $657,536,821    $663,874,775
                                                                                   ============    ============

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                           LANDRY'S RESTAURANTS, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                             ----------------------------   ----------------------------
                                                2001            2000           2001            2000
                                             ------------    ------------   ------------    ------------
REVENUES..................................   $207,415,463    $134,041,989   $383,370,426    $244,993,267
OPERATING COSTS AND EXPENSES:
 Cost of sales............................     61,881,566      40,994,880    113,936,215      75,276,661
 Restaurant labor.........................     58,997,056      36,553,345    110,689,226      68,236,372
 Other restaurant operating expenses......     50,036,869      30,416,118     95,339,173      56,596,484
 General and administrative expenses......      9,661,817       6,003,354     18,696,800      11,644,293
 Pre-opening expenses.....................        502,132         817,606      1,583,908       1,770,497
 Depreciation and amortization............      8,541,835       6,246,613     17,143,909      12,592,389
 Special charge...........................              -       2,000,000              -       2,000,000
                                             ------------    ------------   ------------    ------------
  Total operating costs and expenses......    189,621,275     123,031,916    357,389,231     228,116,696
                                             ------------    ------------   ------------    ------------
OPERATING INCOME..........................     17,794,188      11,010,073     25,981,195      16,876,571
OTHER (INCOME) EXPENSE:
 Interest (income) expense, net...........      2,598,082       1,117,076      5,383,102       2,376,828
 Other, net...............................       (173,577)        308,758       (133,968)        301,119
                                             ------------    ------------   ------------    ------------
  Total other (income) expense............      2,424,505       1,425,834      5,249,134       2,677,947
                                             ------------    ------------   ------------    ------------
INCOME BEFORE INCOME TAXES................     15,369,683       9,584,239     20,732,061      14,198,624
PROVISION FOR INCOME TAXES................      4,764,602       3,306,562      6,426,939       4,898,525
                                             ------------    ------------   ------------    ------------
NET INCOME................................   $ 10,605,081    $  6,277,677   $ 14,305,122       9,300,099
                                             ============    ============   ============    ============
EARNINGS PER SHARE INFORMATION:
BASIC--
 Net income per common share..............          $0.49           $0.26          $0.66           $0.38
 Weighted average number of common
  shares outstanding......................     21,700,000      24,100,000     21,600,000      24,500,000
DILUTED--
 Net income per common share..............          $0.47           $0.26          $0.64           $0.38
 Weighted average number of common share
  equivalents outstanding.................     22,400,000      24,300,000     22,200,000      24,650,000


   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

      CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                    COMMON STOCK
                                              ------------------------      ADDITIONAL       RETAINED
                                                 SHARES       AMOUNT     PAID-IN CAPITAL     EARNINGS         TOTAL
                                              ------------   ---------   ---------------   ------------   -------------
Balance, December 31, 2000...................   21,498,352    $214,984      $301,225,712   $63,111,962    $364,552,658
Net income...................................           --          --                --    14,305,122      14,305,122
Dividends paid...............................           --          --                --    (1,076,069)     (1,076,069)
Exercise of stock options and income
 tax benefit.................................      262,316       2,622         2,192,586            --       2,195,208
                                                ----------    --------      ------------   -----------    ------------
Balance, June 30, 2001.......................   21,760,668    $217,606      $303,418,298   $76,341,015    $379,976,919
                                                ==========    ========      ============   ===========    ============



   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                          LANDRY'S  RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------------------------
                                                                                      2001                     2000
                                                                             -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................................................   $ 14,305,122             $  9,300,099
 Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization..................................................     17,143,909               12,592,389
  Change in assets and liabilities-net and other.................................      1,480,018                5,406,516
                                                                                    ------------             ------------
  Total adjustments..............................................................     18,623,927               17,998,905
                                                                                    ------------             ------------
   Net cash provided by operating activities.....................................     32,929,049               27,299,004

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment additions................................................    (38,888,573)             (43,217,563)
                                                                                    ------------             ------------
   Net cash used in investing activities.........................................    (38,888,573)             (43,217,563)
                                                                                    ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options.........................................      1,745,208                        -
 Borrowings (payments) under credit line, net....................................     (9,051,006)              14,954,997
 Repurchase of common stock for treasury.........................................              -              (10,656,445)
 Dividends paid..................................................................     (1,076,069)                (620,559)
                                                                                    ------------             ------------
   Net cash provided by (used in) financing activities...........................     (8,381,867)               3,677,993
                                                                                    ------------             ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................    (14,341,391)             (12,240,566)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................     26,159,525               22,977,666
                                                                                    ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................   $ 11,818,134             $ 10,737,100
                                                                                    ============             ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash payments during the period for--
  Income taxes...................................................................   $    563,000             $  1,565,000
  Interest.......................................................................   $  6,514,000             $  3,094,000


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

  Landry's Restaurants, Inc. (the "Company") owns and operates seafood restaurants primarily under the trade names Landry's Seafood House, Joe's Crab Shack and The Crab House. In addition, the Company owns and operates domestic and licenses international rainforest themed restaurants under the trade name Rainforest Cafe. Rainforest Cafe, Inc. ("Rainforest Cafe"), a casual dining restaurant chain, was acquired in 2000.

  The Company is also the developer and operator of the Kemah Boardwalk, located near Houston, Texas. The Kemah Boardwalk is a forty acre waterfront restaurant development including seven restaurants, a boutique hotel, retail shops, amusement attractions, and a marina.

 Principles of Consolidation

  The accompanying financial statements include the consolidated accounts of Landry's Restaurants, Inc., a Delaware holding company and its wholly and majority owned subsidiaries and partnership.

 Basis of Presentation

  The consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 2000. The financial statements include all adjustments which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company's December 31, 2000, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

  The Company early adopted, as of March 31, 2001, newly released guidance for accounting for certain sales incentives and revised the recognition and income statement classification for certain discounts, certificates, and offers. There were no reclassifications to prior financial statements as amounts were not deemed material, and the change had no impact on reported earnings.

  Two new financial accounting standards were issued addressing accounting for business combinations, goodwill and other intangible assets. Management does not believe either pronouncement will have a material effect on the Company's financial statements.

2. ACCRUED LIABILITIES

  Accrued liabilities are comprised of the following:

                                                                            JUNE 30,            DECEMBER 31,
                                                                              2001                 2000
                                                                           -----------          -----------
  Payroll and related costs..............................................  $13,082,752          $10,898,420
  Rent, insurance and taxes, other than payroll and income taxes.........   23,598,091           17,841,483
  Store closings and special charges.....................................      801,740              947,131
  Accruals for Rainforest Cafe acquisition...............................   16,370,487           44,361,565
  Other..................................................................   13,125,781           11,895,391
                                                                           -----------          -----------
                                                                           $66,978,851          $85,943,990
                                                                           ===========          ===========

The change since December 31, 2000, in accruals for the Rainforest Cafe acquisition is due primarily to payments to former Rainforest Cafe shareholders, termination payments to exit certain closed facilities and a non-cash reduction to estimated exit costs, and corresponding property and equipment purchase allocations, of $4.3 million.

                           LANDRY'S RESTAURANTS, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3. DEBT

  The Company has a $200.0 million credit line from a syndicate of banks. The credit line matures in June 2003, and is available for expansion, acquisitions, share repurchases, and other general corporate purposes. Interest on the credit line is payable monthly or quarterly at Libor or the banks' base rate plus a financing spread (aggregating 6.4% at June 30, 2001). The Company's financing spread is presently 2.50% for Libor, and 0.75% for base rate borrowings, and may be decreased or increased as the Company's leverage ratio decreases or increases over predetermined amounts. The credit line is governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, tangible net worth and fixed charge coverage ratio tests, limitations of capital expenditures to prescribed amounts, maximum annual cash dividends of $5.0 million per year, and restrictions on repurchases of common stock. In connection with the bank syndicate's approval of the Rainforest Cafe acquisition, certain financial covenants were amended or added, including a permitted increase in the maximum leverage ratio through September 30, 2001, and an additional limitation of common stock repurchases to $6.0 million until the Company's leverage ratio is below a prescribed amount.


4. CONTINGENCIES

 Class Action Litigation

  Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name the Company, all of its then current executive officers and directors, and underwriters that participated in the Company's offering of Common Stock in March 1998. Such lawsuits allege that the defendants violated Federal securities laws during certain periods while individually selling the Company's common stock. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

 Dissenters Rights Litigation

  Eighty-one former shareholders (holding 4,406,655 shares) of Rainforest Cafe common stock dissented to the merger between the Company and Rainforest Cafe. On February 13, 2001, Rainforest Cafe sent each of the 81 dissenting shareholders, Rainforest Cafe's estimate of its fair value per share, along with a check in the amount of $3.25 per share, which was the original acquisition price. Subsequently, approximately 78 of the dissenting shareholders have made a demand for supplemental payment based on their belief that the fair value of each share of common stock in the former Rainforest Cafe was greater than $3.25 per share. The Company believes that its estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is significantly inflated. The Company will vigorously pursue its determination of fair value in an appraisal proceeding.

 General Litigation

  The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                          LANDRY'S RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5. STOCKHOLDERS' EQUITY

  A reconciliation of the amounts used to compute net income per common share-diluted is as follows:

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                          ------------------------------------------------------------------------
                                                              2001                   2000             2001                 2000
                                                          -----------            -----------      -----------          -----------
  Net Income............................................. $10,605,081            $ 6,277,677      $14,305,122          $ 9,300,099
                                                          -----------            -----------      -----------          -----------
  Weighted Average Common Shares Outstanding.............  21,700,000             24,100,000       21,600,000           24,500,000
  Dilutive Common Stock Equivalents--Stock Options.......     700,000                200,000          600,000              150,000
                                                          -----------            -----------      -----------          -----------
  Weighted Average Common and Common Equivalent Shares
     Outstanding--Diluted................................  22,400,000             24,300,000       22,200,000           24,650,000
                                                          ===========            ===========      ===========          ===========
  Net Income Per Share--Diluted.......................... $      0.47            $      0.26      $      0.64          $      0.38
                                                          ===========            ===========      ===========          ===========
  Net Income Per Share, Before Special Charge............        0.47                   0.31             0.64                 0.43
                                                          ===========            ===========      ===========          ===========

                           LANDRY'S RESTAURANTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Introduction

  The Company owns and operates full-service, casual dining restaurants. As of June 30, 2001, the Company operated 192 restaurants. In addition, the Company operates three limited menu take-out service units.

  On October 28, 2000, the Company acquired, pursuant to a tender offer, approximately 60% of the outstanding common stock of Rainforest Cafe, a publicly traded restaurant company. On December 1, 2000, the Company completed the 100% merger with Rainforest Cafe. The aggregate purchase price for all outstanding shares was approximately $70.2 million. As of June 30, 2001, there were 25 domestic Rainforest Cafes owned and operated by the Company and 13 international franchised units. The Company owns an equity interest in certain international franchised units. Subsequent to the acquisition, four domestic Rainforest Cafe restaurants have been closed. It is probable that certain additional Rainforest Cafe restaurants failing to meet certain minimum standards will be closed.

  Revenues for substantially all Rainforest Cafe restaurants have experienced same store sales declines for an extended period of time. Correspondingly, comparative restaurant profitability has also declined. Management is implementing numerous changes to address the sales declines through improved menu development, a focused general manager incentive plan, additional investments in improved ambiance, additional marketing initiatives and selective unit closures of restaurants that do not meet the Company's minimum standards. There is no assurance that management will successfully curtail the same store sales decline of Rainforest Cafe restaurants or that its operational and financial plans will improve operating margins, particularly in situations where sales declines continue.

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


RESULTS OF OPERATIONS

 Restaurant Profitability

  The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

                                                             THREE MONTHS ENDED                       SIX MONTHS  ENDED
                                                                  JUNE 30,                                JUNE 30,
                                                   --------------------------------------------------------------------------
                                                        2001                2000                2001               2000
                                                   ---------------     ---------------      --------------     --------------
  Revenues.........................................    100.0%              100.0%              100.0%             100.0%
  Cost of revenues.................................     29.8                30.6                29.7               30.7
  Restaurant labor.................................     28.5                27.3                28.9               27.9
  Other restaurant operating expenses (1)..........     24.1                22.7                24.9               23.1
                                                       -----               -----               -----              -----
  Restaurant level profit (1)......................     17.6%               19.4%               16.5%              18.3%
                                                       =====               =====               =====              =====

(1)   Excludes depreciation, amortization and pre-opening expenses.


Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

  Revenues increased $73,373,474, or 54.7%, from $134,041,989 to $207,415,463 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase in revenues was primarily attributable to revenues from new restaurant openings, a same store sales increase of 2.5% for the Company's seafood restaurants, and the inclusion of revenues from Rainforest Cafe restaurants in the 2001 period.

  As a primary result of increased revenues, cost of revenues increased $20,886,686, or 50.9%, from $40,994,880 to $61,881,566 in the three months ended
June 30, 2001, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended June 30, 2001, decreased to 29.8%, from 30.6% in 2000. The decrease in cost of revenues as a percentage of revenues primarily reflects the inclusion of Rainforest Cafe restaurants with lower cost of revenues margins, menu changes and lower product costs in 2001 as compared to 2000.

  Restaurant labor expenses increased $22,443,711 or 61.4%, from $36,553,345 to $58,997,056 in the three months ended June 30, 2001, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended June 30, 2001, increased to 28.5% from 27.3% in 2000. The increase in labor expense as a percentage of revenues was primarily caused by the inclusion of the Rainforest Cafe units, which generally incur higher labor costs.

  Other restaurant operating expenses increased $19,620,751, or 64.5%, from $30,416,118 to $50,036,869 in the three months ended June 30, 2001, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.1% in 2001 from 22.7% in 2000, as a primary result of higher advertising and utility costs and the inclusion of Rainforest Cafe restaurants with higher occupancy expenses.

  General and administrative expenses increased $3,658,463, or 60.9%, from $6,003,354 to $9,661,817 in the three months ended June 30, 2001, compared to the same period in the prior year, and increased as a percentage of revenues to 4.7% in 2001 from 4.5% in 2000. The increase resulted primarily from increased personnel to support the Rainforest Cafe concept.

 Depreciation and amortization expense increased $2,295,222, or 36.7%, from $6,246,613 to $8,541,835 in the three months ended June 30, 2001, compared to the same period in the prior year. The increase was primarily due to the addition of new restaurants and equipment and the inclusion of the Rainforest Cafe restaurants in the 2001 period.

  The increase in net interest expense for the three months ended June 30, 2001, as compared to the prior year, is substantially due to increased borrowings for the Rainforest Cafe acquisition and treasury stock purchases. The Company's average borrowing rate declined by approximately 2.5% from December 31, 2000, to June 30, 2001. The change in other expense (income), net was not deemed material.

  Provision for income taxes increased by $1,458,040 to $4,764,602 in the three months ended June 30, 2001 from $3,306,562 in 2000 primarily due to changes in the Company's pre-tax income, offset by a reduction in the accrual rate from 34.5% to 31.0%. Effective in the third quarter of 2000, the Company's provision for income taxes as a percentage of income before income taxes was reduced from 34.5% to 31.0% to reflect continuing favorable Federal tax credits for tipped employees.


Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

  Revenues increased $138,377,159, or 56.5%, from $244,993,267 to $383,370,426 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase in revenues was primarily attributable to revenues from new restaurant openings, same store sales increases for the Company's seafood restaurants, and the inclusion of revenues from Rainforest Cafe restaurants in the 2001 period.

  As a primary result of increased revenues, cost of revenues increased $38,659,554, or 51.4%, from $75,276,661 to $113,936,215 in the six months ended
June 30, 2001, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the six months ended June 30, 2001, decreased to 29.7%, from 30.7% in 2000. The decrease in cost of revenues as a percentage of revenues primarily reflects the inclusion of Rainforest Cafe restaurants with lower cost of revenues margins, menu changes and lower product costs in 2001 as compared to 2000.

  Restaurant labor expenses increased $42,452,854 or 62.2%, from $68,236,372 to $110,689,226 in the six months ended June 30, 2001, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the six months ended June 30, 2001, increased to 28.9% from 27.9% in 2000. The increase in labor expense as a percentage of revenues was primarily caused by the inclusion of Rainforest Cafe units, which generally incur higher labor costs, and by large initial labor staffing and training costs incurred following the opening of the Rainforest Cafe restaurant in Anaheim, California during the six months ended June 30, 2001.

  Other restaurant operating expenses increased $38,742,689, or 68.5%, from $56,596,484 to $95,339,173 in the six months ended June 30, 2001, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.9% in 2001 from 23.1% in 2000, as a primary result of higher advertising and utility costs and the inclusion of Rainforest Cafe restaurants with higher occupancy expenses.

  General and administrative expenses increased $7,052,507, or 60.6%, from $11,644,293 to $18,696,800 in the six months ended June 30, 2001, compared to the same period in the prior year, and increased as a percentage of revenues to 4.9% in 2001 from 4.8% in 2000. The dollar increase resulted primarily from increased personnel to support the Rainforest Cafe concept.

  Depreciation and amortization expense increased $4,551,520, or 36.1%, from $12,592,389 to $17,143,909 in the six months ended June 30, 2001, compared to the same period in the prior year. The increase was primarily due to the addition of new restaurants and equipment and the inclusion of the Rainforest Cafe restaurants in the 2001 period.

  The increase in net interest expense in the six months ended June 30, 2001, as compared to the prior year, is substantially due to increased borrowings for the Rainforest Cafe acquisition and treasury stock purchases. The Company's average borrowing rate declined by approximately 2.5% from December 31, 2000, to June 30, 2001. The change in other expense (income), net was not deemed material.

  Provision for income taxes increased by $1,528,414 to $6,426,939 in the six months ended June 30, 2001 from $4,898,525 in 2000 primarily due to changes in the Company's pre-tax income, offset by a reduction in the accrual rate from 34.5% to 31.0%. Effective in the third quarter of 2000, the Company's provision for income taxes as a percentage of income before income taxes was reduced from 34.5% to 31.0% to reflect continuing favorable Federal tax credits for tipped employees.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has a $200.0 million line of credit from a syndicate of banks which expires in June 2003. The line of credit is available for expansion, acquisitions, stock repurchases and general corporate purposes. At June 30, 2001, the Company had $146.0 million outstanding (with availability of $54.0 million) under this credit facility at an average interest rate of 6.4% and had cash and cash equivalent balances aggregating approximately $11.8 million. The Company's average borrowing rate declined by 2.5% from December 31, 2001 to June 30, 2001.

  For the six months ended June 30, 2001, the capital expenditures of the Company were $38.9 million, funded out of existing cash balances, cash flow from operations and borrowings. On October 28, 2000 the Company completed the purchase of approximately 60% of the outstanding common stock of Rainforest Cafe for approximately $40.5 million through a cash tender offer. The funds were provided by an existing bank credit facility. The shares not tendered as of October 28, 2000 were subsequently acquired by a merger on December 1, 2000. Approximately $12.0 million was paid in 2000 and $18.0 million was paid in 2001 for these shares, funded by available cash balances and borrowings on the bank line of credit. These amounts exclude the dissenting shareholders demand for supplemental payment in excess of $3.25 per share. The Company believes that the Rainforest Cafe merger consideration of $3.25 per share was not below fair value of Rainforest Cafe and will pursue its determination of fair value in an appraisal proceeding.

  The Company expects to expend approximately $70.0 to $75.0 million on capital expenditures in 2001. Included in such amounts are the remaining costs of opening seven Joe's Crab Shack restaurants and one Rainforest Cafe restaurant for 2001, partial construction costs on an estimated 10 new seafood restaurants and a new Aquarium restaurant, all expected to open in 2002, remaining construction costs of the new corporate headquarters and additional warehouse, further land acquisition costs and other capital expenditures. The Company has entered into an agreement to construct and operate a convention center in the City of Galveston, Texas. The Galveston convention center's estimated construction costs of approximately $25.0 million and subsequent operating expenses will be funded by governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the convention center development and related management contract, the Company is obligated to purchase and donate, with a reversionary interest, land required for use by the Galveston convention center. Under the agreements, the Company will have the rights to one-half of any profits generated by the operation of the convention center.

  The Company has entered into a contract to purchase property, including a multi-story building, adjacent to the new Enron Field (professional baseball park) and close to the Houston Convention Center. The property is also near the proposed new professional basketball arena and other major venues under development and construction in the downtown area of Houston, Texas. The Company plans to renovate the existing building into a 200-room hotel, and build a stand-alone restaurant. Renovation and construction costs are expected to be approximately $28 million, which would be expended over 3 years.

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

  Interest Rate Risk

  Total debt at June 30, 2001, included $146.0 million of floating-rate debt attributed to bank credit facility borrowings at an average interest rate of 6.4%. As a result, the Company's annual interest cost in 2001 and 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (approximately 64 basis points) would be approximately $930,000 annually based on the floating-rate debt outstanding at June 30, 2001. The Company's financing spread and thus aggregate borrowing costs can increase or decrease in relationship to the Company's leverage ratio in accordance with the Company's credit agreements.

  At June 30, 2001, the Company's floating-rate debt had a book value and a fair market value of $146.0 million. The floating-rate debt will mature in June 2003.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLASS ACTION LITIGATION

  Class action lawsuits were filed in June and July of 1999 against the Company in the United States District Court for the Southern District of Texas, Houston Division. These actions name as defendants the Company, all of its then current executive officers, directors and underwriters that participated in the Company's offering of Common Stock in March 1998. Such lawsuits allege that the defendants violated Federal securities laws during certain periods while individually selling the Company's common stock. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, the Company believes these claims are without merit and intends to defend these claims vigorously.

DISSENTERS RIGHTS LITIGATION

  Eighty-one former shareholders (holding 4,406,655 shares) of Rainforest Cafe common stock dissented to the merger between the Company and Rainforest Cafe. On February 13, 2001, Rainforest Cafe sent each of the 81 dissenting shareholders, Rainforest Cafe's estimate of its fair value per share, along with a check in the amount of $3.25 per share, which was the original acquisition price. Subsequently, approximately 78 of the dissenting shareholders have made a demand for supplemental payment based on their belief that the fair value of each share of common stock in the former Rainforest Cafe was greater than $3.25 per share. The Company believes that its estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is significantly inflated. The Company will vigorously pursue its determination of fair value in an appraisal proceeding.

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

  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  One June 5, 2001, the Company held its 2001 Annual Meeting of Stockholders. As such time, the following items were submitted to a vote of stockholders through the solicitation of proxies:

   (a)  Election of Directors.

   The following persons were elected to serve on the Board of Directors until the 2002 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The Directors each received at least a minimum of 17,850,000 votes: Tilman J. Fertitta, Steven L. Scheinthal; Paul S. West; James
A. Masucci; and Joe Max Taylor.

   (b)  Corporate Name Change

   Approximately 20,650,000 votes were received in favor of the resolution to amend the Certificate of Incorporation to change the Company's name from `Landry's Seafood Restaurants, Inc.' to `Landry's Restaurants, Inc.'

ITEM 5. OTHER INFORMATION

  Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Not Applicable

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 LANDRY'S RESTAURANTS, INC.
                                 (Registrant)


                                 /s/ Tilman J. Fertitta
                                 ---------------------------------------------
                                 Tilman J. Fertitta
                                 Chairman of the Board of Directors,
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                                 /s/ Paul S. West
                                 ---------------------------------------------
                                 Paul S. West
                                 Vice President--Finance and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Dated: August 14, 2001