Form 10-Q
period 2001-09-30
LANDRYS SEAFOOD RESTAURANTS INC
filed 2001-11-14
CIK 908652

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       AS OF NOVEMBER 8, 2001 THERE WERE
                      21,498,352 SHARES OF $0.01 PAR VALUE
                            COMMON STOCK OUTSTANDING

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           LANDRY'S RESTAURANTS, INC.

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.............................................     2

   Condensed Unaudited Consolidated Balance Sheets at September 30, 2001
    and December 31, 2000...............................................     3

   Unaudited Consolidated Statements of Income for the Three and Nine
    Months Ended September 30, 2001 and September 30, 2000..............     4

   Condensed Unaudited Consolidated Statement of Stockholders' Equity
    for the Nine Months Ended September 30, 2001........................     5

   Condensed Unaudited Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 2001 and September 30, 2000.........     6

   Notes to Condensed Unaudited Consolidated Financial Statements.......     7

Item 2 Management's Discussion and Analysis of Financial Condition and
 Results of Operations..................................................    10

Item 3 Quantitative and Qualitative Disclosures About Market Risk.......    15

PART II. OTHER INFORMATION

Item 1 Legal Proceedings................................................    16

Signatures..............................................................    17

                           LANDRY'S RESTAURANTS, INC.

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

   We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In our opinion, all adjustments necessary for fair presentation of our results of operations, financial positions and changes for the periods presented have been included.

   This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to continue expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. In addition, there is no assurance that we will be able to smoothly integrate Rainforest Cafe operations and business, or whether same store sales declines of Rainforest Cafe units can be mitigated or can achieve projected financial results. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as our representation or that of any other person that our objectives and plans will be achieved.

                           LANDRY'S RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                       September   December 31,
                                                        30, 2001       2000
                       ASSETS                         ------------ ------------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.......................... $  4,021,270 $ 26,159,525
  Accounts receivable--trade and other...............    8,699,027   10,653,387
  Inventories........................................   24,098,175   34,752,119
  Deferred taxes.....................................    3,121,766    2,671,766
  Other current assets...............................   19,064,014   12,302,393
                                                      ------------ ------------
    Total current assets.............................   59,004,252   86,539,190
                                                      ------------ ------------
PROPERTY AND EQUIPMENT, net..........................  584,879,212  559,737,798
GOODWILL, net........................................    2,473,240    2,575,625
DEFERRED TAXES                                                  --    8,501,521
OTHER ASSETS, net....................................    5,875,745    6,520,641
                                                      ------------ ------------
    Total assets..................................... $652,232,449 $663,874,775
                                                      ============ ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................... $ 34,367,700 $ 40,192,661
  Accrued liabilities................................   55,836,239   85,943,990
  Current portion of long-term notes.................           --       59,963
                                                      ------------ ------------
    Total current liabilities........................   90,203,939  126,196,614
                                                      ------------ ------------
LONG-TERM DEBT.......................................  151,000,000  155,000,000
DEFERRED TAXES.......................................    2,162,799           --
OTHER LONG-TERM LIABILITIES..........................   17,163,014   18,125,503
                                                      ------------ ------------
    Total liabilities................................  260,529,752  299,322,117

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 60,000,000 shares
   authorized, 21,969,355 and 21,498,352 shares,
   respectively, issued and outstanding, net of
   treasury shares...................................      219,694      214,984
  Additional paid-in capital.........................  304,725,570  301,225,712
  Retained earnings..................................   86,757,433   63,111,962
                                                      ------------ ------------
    Total stockholders' equity.......................  391,702,697  364,552,658
                                                      ------------ ------------
    Total liabilities and stockholders' equity....... $652,232,449 $663,874,775
                                                      ============ ============

    The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                           LANDRY'S RESTAURANTS, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                            Three Months Ended           Nine Months Ended
                               September 30,               September 30,
                         --------------------------  --------------------------
                             2001          2000          2001          2000
                         ------------  ------------  ------------  ------------
REVENUES................ $202,786,013  $133,108,129  $586,156,439  $378,101,396
OPERATING COSTS AND
 EXPENSES:
  Cost of revenues......   59,836,314    39,691,093   173,772,529   114,967,754
  Restaurant labor......   57,637,840    36,517,291   168,327,066   104,753,662
  Other restaurant
   operating expenses...   48,666,417    29,810,287   144,005,590    86,406,771
  General and
   administrative
   expenses.............   10,204,974     7,309,821    28,901,774    18,954,114
  Pre-opening expenses..      453,115       288,186     2,037,023     2,058,684
  Depreciation and
   amortization.........    8,662,534     6,341,232    25,806,443    18,933,621
  Special charge........           --            --            --     2,000,000
                         ------------  ------------  ------------  ------------
    Total operating
     costs and
     expenses...........  185,461,194   119,957,910   542,850,425   348,074,606
                         ------------  ------------  ------------  ------------
OPERATING INCOME........   17,324,819    13,150,219    43,306,014    30,026,790
OTHER (INCOME) EXPENSE:
  Interest (income)
   expense, net.........    2,049,108     1,803,752     7,432,210     4,180,581
  Other, net............       (5,275)      (23,372)     (139,243)      277,747
    Total other (income)
     expense............    2,043,833     1,780,380     7,292,967     4,458,328
                         ------------  ------------  ------------  ------------
INCOME BEFORE INCOME
 TAXES..................   15,280,986    11,369,839    36,013,047    25,568,462
PROVISION FOR INCOME
 TAXES..................    4,737,381     3,524,650    11,164,320     8,423,175
                         ------------  ------------  ------------  ------------
NET INCOME.............. $ 10,543,605  $  7,845,189  $ 24,848,727    17,145,287
                         ============  ============  ============  ============
EARNINGS PER SHARE
 INFORMATION:
BASIC--
  Net income per common
   share................ $       0.48  $       0.34  $       1.15  $       0.71
  Weighted average
   number of common
   shares outstanding...   21,920,000    23,000,000    21,700,000    24,000,000
DILUTED--
  Net income per common
   share................ $       0.46  $       0.34  $       1.10  $       0.71
  Weighted average
   number of common
   shares and
   equivalents
   outstanding..........   22,850,000    23,200,000    22,500,000    24,200,000


    The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                           LANDRY'S RESTAURANTS, INC.

       CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             Common Stock        Additional
                          --------------------    Paid-In      Retained
                            Shares     Amount     Capital      Earnings       Total
                          ----------  --------  ------------  -----------  ------------
Balance, December 31,
 2000...................  21,498,352  $214,984  $301,225,712  $63,111,962  $364,552,658
Net income..............          --        --            --   24,848,727    24,848,727
Dividends paid..........          --        --            --   (1,620,113)   (1,620,113)
Purchase of common stock
 for treasury...........      (2,616)      (26)      (41,791)      (8,750)      (50,567)
Exercise of stock
 options and income tax
 benefit................     473,619     4,736     3,541,649      425,607     3,971,992
                          ----------  --------  ------------  -----------  ------------
Balance, September 30,
 2001...................  21,969,355  $219,694  $304,725,570  $86,757,433  $391,702,697
                          ==========  ========  ============  ===========  ============




    The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                           LANDRY'S RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                          September 30,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................... $ 24,848,727  $ 17,145,287
  Adjustments to reconcile net income to net cash
   provided by operating activities--
  Depreciation and amortization....................   25,806,443    18,933,621
  Change in assets and liabilities-net and other...  (15,565,615)   16,587,305
                                                    ------------  ------------
  Total adjustments................................   10,240,828    35,520,926
                                                    ------------  ------------
    Net cash provided by operating activities......   35,089,555    52,666,213
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions.................  (55,043,552)  (58,542,963)
                                                    ------------  ------------
    Net cash used in investing activities..........  (55,043,552)  (58,542,963)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options..........    3,546,385            --
  Borrowings (payments) under credit line, net.....   (4,059,963)   12,931,380
  Repurchase of common stock for treasury                (50,567)  (20,055,909)
  Dividends paid                                      (1,620,113)   (1,208,880)
                                                    ------------  ------------
    Net cash provided by (used in) financing
     activities                                       (2,184,258)   (8,333,409)
                                                    ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................  (22,138,255)  (14,210,159)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...   26,159,525    22,977,666
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......... $  4,021,270  $  8,767,507
                                                    ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments during the period for--
   Income taxes.................................... $  2,663,000  $  1,700,000
   Interest........................................ $  8,794,000  $  5,169,000


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

   The Company is also the developer and operator of the Kemah Boardwalk, located near Houston, Texas. The Kemah Boardwalk is a forty-acre waterfront restaurant development including seven restaurants, a boutique hotel, retail shops, amusement attractions, and a marina.

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

   In June 2000 two new financial accounting standards were issued addressing accounting for business combinations, goodwill and other intangible assets. Management does not believe either pronouncement will have a material effect on the Company's financial statements.

2. ACCRUED LIABILITIES

   Accrued liabilities are comprised of the following:

                                                        September   December
                                                        30, 2001    31, 2000
                                                       ----------- -----------
Payroll and related costs............................. $10,971,258 $10,898,420
Rent, insurance and taxes, other than payroll and
 income taxes.........................................  24,095,311  17,841,483
Store closings and special charges....................     737,103     947,131
Accruals for Rainforest Cafe acquisition..............   8,937,901  44,361,565
Other.................................................  11,094,666  11,895,391
                                                       ----------- -----------
                                                       $55,836,239 $85,943,990
                                                       =========== ===========

   The change since December 31, 2000, in accruals for the Rainforest Cafe acquisition is due primarily to payments to former Rainforest Cafe shareholders, termination payments to exit certain closed facilities and a

                           LANDRY'S RESTAURANTS, INC.

non-cash reduction to estimated exit costs, and corresponding property and equipment purchase allocations, of $4.3 million.

3. DEBT

   The Company has a $200.0 million credit line from a syndicate of banks. The credit line matures in June 2003, and is available for expansion, acquisitions, share repurchases, and other general corporate purposes. Interest on the credit line is payable monthly or quarterly at Libor or the banks' base rate plus a financing spread (aggregating 5.5% at September 30, 2001). The Company's financing spread is presently 2.50% for Libor, and 0.75% for base rate borrowings, and may be decreased or increased as the Company's leverage ratio decreases or increases over predetermined amounts. The credit line is governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, tangible net worth and fixed charge coverage ratio tests, limitations of capital expenditures to prescribed amounts, maximum annual cash dividends of $5.0 million per year, and restrictions on repurchases of common stock. In connection with the bank syndicate's approval of the Rainforest Cafe acquisition, certain financial covenants were amended or added, including a permitted increase in the maximum leverage ratio through September 30, 2001, and an additional limitation of common stock repurchases to $6.0 million until the Company's leverage ratio is below a prescribed amount.

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

 Dissenters Rights Litigation

   Eighty-one former shareholders (holding 4,406,655 shares) of Rainforest Cafe common stock dissented to the merger between the Company and Rainforest Cafe. On February 13, 2001, Rainforest Cafe sent each of the 81 dissenting shareholders, Rainforest Cafe's estimate of its fair value per share, along with a check in the amount of $3.25 per share, which was the original acquisition price. Subsequently, 78 of the dissenting shareholders made a demand for supplemental payment based on their belief that the fair value of each share of common stock in the former Rainforest Cafe was greater than $3.25 per share. The Company believes that its estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is significantly inflated. The Company will vigorously pursue the determination of fair value in an appraisal proceeding.

 General Litigation

   The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                          LANDRY'S RESTAURANTS, INC.

5. STOCKHOLDERS' EQUITY

   A reconciliation of the amounts used to compute net income per common share--diluted is as follows:

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ----------------------- -----------------------
                                   2001        2000        2001        2000
                                ----------- ----------- ----------- -----------
Net Income....................  $10,543,605 $ 7,845,189 $24,848,727 $17,145,287
                                ----------- ----------- ----------- -----------
Weighted Average Common Shares
 Outstanding..................   21,920,000  23,000,000  21,700,000  24,000,000
Dilutive Common Stock
 Equivalents--Stock Options...      930,000     200,000     800,000     200,000
                                ----------- ----------- ----------- -----------
Weighted Average Common and
 Common Equivalent Shares
 Outstanding--Diluted.........   22,850,000  23,200,000  22,500,000  24,200,000
                                =========== =========== =========== ===========
Net Income Per Share--
 Diluted......................  $      0.46 $      0.34 $      1.10 $      0.71
                                =========== =========== =========== ===========
Net Income Per Share, Before
 Special Charge...............  $      0.46 $      0.34 $      1.10 $      0.76
                                =========== =========== =========== ===========

                           LANDRY'S RESTAURANTS, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Introduction

   We own and operate full-service, casual dining restaurants. As of September 30, 2001, we operated 192 restaurants. In addition, we operate three limited menu take-out service units.

   On October 28, 2000, pursuant to a tender offer, we acquired approximately 60% of the outstanding common stock of Rainforest Cafe, a publicly traded restaurant company. On December 1, 2000, we completed the 100% merger with Rainforest Cafe. The aggregate purchase price for all outstanding shares was approximately $70.2 million. As of September 30, 2001, we owned and operated 25 domestic and one international Rainforest Cafes and franchised 11 international units. We own a minority equity interest in certain international franchised units. Subsequent to the acquisition, we closed four domestic Rainforest Cafe restaurants. We will probably close additional Rainforest Cafe restaurants failing to meet certain minimum standards.

   Revenues for substantially all Rainforest Cafe restaurants have experienced same store sales declines for an extended period of time. Correspondingly, comparative restaurant profitability has also declined. We are implementing numerous changes to address the sales declines through:

  .   improved menu development,

  .   a focused general manager incentive plan,

  .   additional investments in improved ambiance,

  .   additional marketing initiatives and

  . selective unit closures of restaurants that do not meet our minimum standards.

   We cannot assure you that we will successfully curtail the same store sales declines of Rainforest Cafe restaurants or that our operational and financial plans will improve operating margins, particularly in situations where sales declines continue.

   As a result of the terrorist attacks on the United States on September 11, 2001, a number of our restaurants were negatively affected. Our Rainforest Cafes and other restaurants in major tourist areas saw an immediate decline in same-store sales as customers initially curtailed their travel and dining out activities. We believe that due to the seasonality and lower average sales of our restaurants in the 4th quarter, the Company's results will be negatively affected by a few cents per share.

   These revenue declines have begun to lessen in the fourth quarter, as people appear to be adjusting to the change in airplane travel schedules, security and safety. However, we cannot predict at this time what lingering effects the terrorists' attack will have on our business. Such affects could be seen in our revenue, liquidity, ability to access the capital markets, and compliance with our bank credit facilities.

   Our operations may be impacted by changes in federal and state taxes and other federal and state governmental policies which include many possible factors such as:

  .   the level of minimum wages,

  .   the deductibility of business and entertainment expenses,

  .   levels of disposable income and unemployment and

  .   national and regional economic growth.

   There are various federal, state and local governmental initiatives to increase the level of minimum wages which would increase our labor costs.

   The restaurant industry is intensely competitive and is affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as:

  .   traffic patterns,

  .   demographic considerations,

  .   weather conditions, and

  .   the type, number, and location of competing restaurants.

   We have many well established competitors with greater financial resources and longer histories of operation than ours, including competitors already established in regions where we are planning to expand, as well as competitors planning to expand in the same regions. We face significant competition from mid-priced, full-service, casual dining restaurants offering seafood and other types and varieties of cuisine. Our competitors include national, regional, and local chains as well as local owner-operated restaurants. We also compete with other restaurants and retail establishments for restaurant sites. We intend to pursue an acquisition strategy.

   In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. We cannot assure you that we will be able to smoothly integrate Rainforest Cafe operations and business, or whether same store sales declines of Rainforest Cafe units can be mitigated or can achieve projected financial results. Forward-looking statements include statements regarding:

  .   future capital expenditures (including the amount and nature thereof),

  .   business strategy and measures to implement such strategy,

  .   competitive strengths,

  .   goals,

  .   expansion and growth of our business and operations,

  .   plans,

  . references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and

  .   other similar expressions.

   Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

 Restaurant Profitability

   The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

                                                        Three
                                                       Months      Nine Months
                                                        Ended         Ended
                                                      September     September
                                                         30,           30,
                                                     ------------  ------------
                                                     2001   2000   2001   2000
                                                     -----  -----  -----  -----
Revenues............................................ 100.0% 100.0% 100.0% 100.0%
Cost of revenues....................................  29.5%  29.8%  29.6%  30.4%
Restaurant labor....................................  28.4%  27.4%  28.7%  27.7%
Other restaurant operating expenses (1).............  24.0%  22.4%  24.6%  22.9%
                                                     -----  -----  -----  -----
Restaurant level profit (1).........................  18.1%  20.4%  17.1%  19.0%
                                                     =====  =====  =====  =====

--------
(1)   Excludes depreciation, amortization and pre-opening expenses.

 Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

   Revenues increased $69,677,884, or 52.3%, from $133,108,129 to $202,786,013 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. Revenues from new restaurant openings, a same store sales increase of 0.5% for our seafood restaurants, and the inclusion of revenues from Rainforest Cafe restaurants in the 2001 period primarily attributed to the increase in revenues. However, as noted above, revenues declined since the terrorist attacks on September 11, 2001, and we cannot determine the short and long-term effects of the attacks on our on-going business.

   As a primary result of increased revenues, cost of revenues increased $20,145,221, or 50.8%, from $39,691,093 to $59,836,314 in the three months ended September 30, 2001, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended September 30, 2001, decreased to 29.5%, from 29.8% in 2000. The decrease in cost of revenues as a percentage of revenues primarily reflects the inclusion of Rainforest Cafe restaurants with lower cost of revenues percentages, menu changes and lower product costs in 2001 as compared to 2000. We may continue to experience declines in comparative cost of sales percentages due to favorable cost and pricing comparisons in 2002.

   Restaurant labor expenses increased $21,120,549 or 57.8%, from $36,517,291 to $57,637,840 in the three months ended September 30, 2001, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended September 30, 2001, increased to 28.4% from 27.4% in 2000. The inclusion of the Rainforest Cafe units, which generally incur higher labor costs primarily caused the increase in labor expense as a percentage of revenues.

   Other restaurant operating expenses increased $18,856,130, or 63.3%, from $29,810,287 to $48,666,417 in the three months ended September 30, 2001, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.0% in 2001 from 22.4% in 2000, as a primary result of the inclusion of Rainforest Cafe restaurants with higher occupancy expenses, and slight percentage increases in utility and advertising costs.

   General and administrative expenses increased $2,895,153, or 39.6%, from $7,309,821 to $10,204,974 in the three months ended September 30, 2001, compared to the same period in the prior year, and decreased as a percentage of revenues to 5.0% in 2001 from 5.5% in 2000. The dollar increase resulted primarily from increased personnel to support the Rainforest Cafe concept. The decline of general and administrative expenses as a percentage of revenues is the result of higher restaurant sales.

   Depreciation and amortization expense increased $2,321,302, or 36.6%, from $6,341,232 to $8,662,534 in the three months ended September 30, 2001, compared to the same period in the prior year. The increase primarily occurred due to the addition of new restaurants and equipment and the inclusion of the Rainforest Cafe restaurants in the 2001 period.

   The increase in net interest expense for the three months ended September 30, 2001, as compared to the prior year, is substantially due to increased borrowings for the Rainforest Cafe acquisition and prior year treasury stock purchases. Our average borrowing rate has declined by approximately 3.0% since December 31, 2000. The change in other (income) expense, net was not deemed material.

   Provision for income taxes increased by $1,213,731 to $4,737,381 in the three months ended September 30, 2001 from $3,524,650 in 2000 primarily due to changes in our pre-tax income.

 Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

   Revenues increased $208,055,043, or 55.0%, from $378,101,396 to $586,156,439 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. Revenues from new restaurant openings, same store sales increases for our seafood restaurants, and the inclusion of revenues from Rainforest Cafe restaurants primarily attributed to the increase in revenues in the 2001 period. However, as noted above, revenues declined since the terrorist attacks on September 11, 2001, and we cannot determine the short and long-term effects of the attacks on our on-going business.

   As a primary result of increased revenues, cost of revenues increased $58,804,775, or 51.1%, from $114,967,754 to $173,772,529 in the nine months ended September 30, 2001, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the nine months ended September 30, 2001, decreased to 29.6%, from 30.4% in 2000. The decrease in cost of revenues as a percentage of revenues primarily reflects the inclusion of Rainforest Cafe restaurants with lower cost of revenues percentages, menu changes and lower product costs in 2001 as compared to 2000.

   Restaurant labor expenses increased $63,573,404 or 60.7%, from $104,753,662 to $168,327,066 in the nine months ended September 30, 2001, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the nine months ended September 30, 2001, increased to 28.7% from 27.7% in 2000. The inclusion of Rainforest Cafe units, which generally incur higher labor costs, and large initial labor staffing and training costs incurred following the opening of the Rainforest Cafe restaurant in Anaheim, California primarily caused the increase in labor expense as a percentage of revenues during the nine months ended September 30, 2001.

   Other restaurant operating expenses increased $57,598,819, or 66.7%, from $86,406,771 to $144,005,590 in the nine months ended September 30, 2001, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.6% in 2001 from 22.9% in 2000, as a primary result of the inclusion of Rainforest Cafe restaurants with higher occupancy expenses, and slight percentage increases in utility and advertising costs.

   General and administrative expenses increased $9,947,660, or 52.5%, from $18,954,114 to $28,901,774 in the nine months ended September 30, 2001, compared to the same period in the prior year, and decreased as a percentage of revenues to 4.9% in 2001 from 5.0% in 2000. The dollar increase resulted primarily from increased personnel to support the Rainforest Cafe concept.

   Depreciation and amortization expense increased $6,872,822, or 36.3%, from $18,933,621 to $25,806,443 in the nine months ended September 30, 2001, compared to the same period in the prior year. The increase was primarily due to the addition of new restaurants and equipment and the inclusion of the Rainforest Cafe restaurants in the 2001 period.

   The increase in net interest expense in the nine months ended September 30, 2001, as compared to the prior year, substantially resulted from increased borrowings for the Rainforest Cafe acquisition and prior year treasury stock purchases. Our average borrowing rate declined by approximately 3.0% from December 31, 2000, to September 30, 2001. The change in other expense (income), net was not deemed material.

   Provision for income taxes increased by $2,741,145 to $11,164,320 in the nine months ended September 30, 2001 from $8,423,175 in 2000 primarily due to changes in our pre-tax income, offset by a reduction in the accrual rate from 34.5% to 31.0%. Effective in the third quarter of 2000, our provision for income taxes as a percentage of income before income taxes was reduced from 34.5% to 31.0% to reflect continuing favorable Federal tax credits for tipped employees.

Liquidity and Capital Resources

   Our $200.0 million line of credit from a syndicate of banks expires in June 2003. The line of credit is available for expansion, acquisitions, share repurchases and other general corporate purposes. At September 30, 2001, we had $151.0 million outstanding (with availability of $49.0 million) under this credit facility at an average interest rate of 5.5% and had cash and cash equivalent balances aggregating approximately $4.0 million. Our average borrowing rate declined by approximately 3.0% since December 31, 2000.

   For the nine months ended September 30, 2001, we funded our capital expenditures of $55.0 million, out of existing cash balances, cash flow from operations and borrowings. On October 28, 2000 we completed the purchase of approximately 60% of the outstanding common stock of Rainforest Cafe for approximately $40.5 million through a cash tender offer. Our existing credit facility provided the funds. We acquired the shares not tendered as of October 28, 2000 by a merger on December 1, 2000. Acquisition costs of approximately $12.0 million was paid in 2000 and $18.0 million in 2001, was funded by available cash balances and borrowings on our bank line of credit. These amounts exclude the dissenting shareholders demand for supplemental payment in excess of $3.25 per share. We believe that the Rainforest Cafe merger consideration of $3.25 per share was not below fair value of Rainforest Cafe and will pursue the determination of fair value in an appraisal proceeding.

   We expect to spend approximately $75.0 million on capital expenditures in 2001. The capital expenditures include the remaining costs of opening seven Joe's Crab Shack restaurants and one Rainforest Cafe restaurant in 2001, partial construction costs on an estimated sixteen to eighteen new seafood restaurants and a new Aquarium restaurant, which are expected to open in 2002, remaining construction costs of the new corporate headquarters and an additional warehouse, plus further land acquisition costs and other capital expenditures. We have entered into an agreement to construct and operate a convention center in the City of Galveston, Texas. The Galveston Convention Center's estimated construction costs of approximately $25.0 million and subsequent operating expenses will be funded not by us, but by governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the Convention Center development and related management contract, we are obligated to purchase and donate, with a reversionary interest, land required for use by the Galveston Convention Center. Under the agreement, we will have the right to one-half of any profits generated by the operation of the Convention Center.

   We have purchased property, including a multi-story building, adjacent to the new Enron Field (professional baseball park) and close to the Houston Convention Center. The property is also near the proposed new professional basketball arena and other major venues under development and construction in the downtown area of Houston, Texas. We plan to renovate the existing building into a 200-room hotel, and build a stand-alone restaurant. We expect renovation and construction costs to be approximately $28.0 million, which would be expended over three years.

   We plan to fund 2001 capital expenditures and remaining Rainforest Cafe acquisition costs out of existing cash balances, cash flow from operations and availability under our existing credit facility. As a result of our tax carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced Federal income tax payments for the foreseeable future, and therefore provide additional cash flow for funding our business activities and debt service.

   We pay an annual $0.10 per share dividend, declared and paid in quarterly amounts.

   We, from time to time, review opportunities for restaurant acquisitions, investment in the hospitality, entertainment, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2002.

Seasonality and Quarterly Results

   Our business is seasonal in nature. Our reduced winter volumes cause revenues and, to a greater degree, operating profits to be lower in the first and fourth quarters than in other quarters. We have and we continue to open restaurants in highly seasonal tourist markets. We further note that the Joe's Crab Shack concept restaurants tend to experience even greater seasonality and sensitivity to weather than our other restaurant concepts. The timing of unit openings can and will affect quarterly results. We anticipate a decline in revenues from the initial volumes of new units, and a decline in 2001and 2002 revenues of the majority of Rainforest Cafe restaurants, including the closure of certain restaurant locations. We expect our seasonal results to also be affected by the effect of the terrorist attacks on September 11, 2001 and the resulting declines in tourist related travel and casual dining.

Impact of Inflation

   We do not believe that inflation has had a significant effect on our operations during the past several years. We have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in restaurant labor costs, including an expected future increase in federal minimum wages and land acquisition and construction costs could adversely affect our profitability and our ability to expand.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. We actively monitor exposure to market risk and continue to develop and utilize appropriate risk management techniques. We are not exposed to any other significant risks from the use of derivative financial instruments. We do not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

 Interest Rate Risk

   Total debt at September 30, 2001, included $151.0 million of floating-rate debt attributed to a bank line of credit facility at an average interest rate of 5.5%. As a result, our annual interest cost in 2001 and 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (approximately 55 basis points) would be approximately $831,000 annually based on the floating-rate debt outstanding at September 30, 2001. Our financing spread, and thus aggregate borrowing costs, can increase or decrease in relationship to our leverage ratio in accordance with our credit agreement.

   At September 30, 2001, our floating-rate debt had a book value and a fair market value of $151.0 million. The floating-rate debt will mature in June 2003.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Class Action Litigation

   Class action lawsuits were filed in June and July of 1999 against us in the United States District Court for the Southern District of Texas, Houston Division. These actions name us as defendants, along with all of our then current executive officers, directors and underwriters that participated in our offering of Common Stock in March 1998. These lawsuits allege that the defendants violated Federal securities laws during certain periods while individually selling our common stock. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, we believe these claims are without merit and intend to defend these claims vigorously.

Dissenters Rights Litigation

   Eighty-one former shareholders (holding 4,406,655 shares) of Rainforest Cafe common stock dissented to the merger between us and Rainforest Cafe. On February 13, 2001, Rainforest Cafe sent each of the 81 dissenting shareholders, Rainforest Cafe's estimate of its fair value per share, along with a check in the amount of $3.25 per share, which was the original acquisition price. Subsequently, 78 of the dissenting shareholders have made a demand for supplemental payment based on their belief that the fair value of each share of common stock in the former Rainforest Cafe was greater than $3.25 per share. We believe that our estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is significantly inflated. We will vigorously pursue the determination of fair value in an appraisal proceeding.

General Litigation

   We are subject to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Dated: November 14, 2001