Form 10-K405
period 2001-12-31
LANDRYS  RESTAURANTS INC
filed 2002-02-28
CIK 908652

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2001 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ___________ to ___________________

   * Commission file number 000-22150

                               -----------------

                          LANDRY'S RESTAURANTS, INC.
          (Exact Name of the Registrant as Specified in Its Charter)


               DELAWARE                                76-0405386
    (State or Other Jurisdiction of         (IRS Employer Identification No.)
    Incorporation or Organization)
         1510 WEST LOOP SOUTH
              HOUSTON, TX                                 77027
(Address of Principal Executive Offices)               (Zip Code)

                                (713) 850-1010

             (Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.01 per Share
                               (Title of Class)

                               -----------------

   * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]      No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $392,690,000 as of February 7, 2002, based on the New York Stock Exchange closing price on that date. For this purpose, all shares held by officers and directors of the registrant are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.

   The number of shares outstanding of the registrant's common stock is 22,156,049 as of February 7, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders, to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.


================================================================================

                          LANDRY'S RESTAURANTS, INC.

                               TABLE OF CONTENTS

                                                                                                Page No.
                                                                                                --------
PART I.
Item 1.   Business.............................................................................     3
Item 2.   Properties...........................................................................    10
Item 3.   Legal Proceedings....................................................................    10
Item 4.   Submission of Matters to a Vote of Security Holders..................................    10

PART II.
Item 5.   Market For the Registrant's Common Stock and Related Stockholder Matters.............    11
Item 6.   Selected Financial Data..............................................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations    13
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...........................    18
Item 8.   Financial Statements and Supplementary Data..........................................    18
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    18

PART III.
Item 10.  Directors and Executive Officers of the Registrant...................................    19
Item 11.  Executive Compensation...............................................................    19
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................    19
Item 13.  Certain Relationships and Related Transactions.......................................    19

PART IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................    20

SIGNATURES.....................................................................................    37

EXHIBIT INDEX..................................................................................    38

EXHIBITS.......................................................................................

   In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:


  .  future capital expenditures (including the amount and nature thereof);



  .  business strategy and measures to implement that strategy;



  .  competitive strengths;



  .  goals;



  .  expansion and growth of our business and operations;



  .  plans;



  . references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend"; and


  .  other similar expressions.

   Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

                          LANDRY'S RESTAURANTS, INC.

                                    PART I

ITEM 1. BUSINESS

General

   We are principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names of Joe's Crab Shack, Landry's Seafood House, The Crab House, and Rainforest Cafe. As of December 31, 2001, we were the second largest seafood restaurant chain in the United States, and operated 191 full service restaurants including 109 Joe's Crab Shack restaurants, 41 Landry's Seafood House division restaurants, 25 Rainforest Cafe restaurants, 16 Crab House restaurants, and some limited menu restaurants.

   We opened the first Landry's Seafood House restaurant in 1980. In 1993, we became a publicly held company. Our stock is listed on the New York Stock Exchange under the symbol "LNY." In 1994, we acquired the first Joe's Crab Shack restaurant and in 1996, acquired the Crab House chain of restaurants. We acquired Rainforest Cafe, Inc., a publicly traded restaurant company in 2000 pursuant to a tender offer and merger. During 2001, we changed our name to Landry's Restaurants, Inc. to reflect our expansion and broadening of operations.

   We will continue to add to our base of restaurants, concentrating primarily on Joe's Crab Shack restaurants. Our new restaurant expansion will primarily be in areas where we are already located so we can take advantage of advertising and other economies of scale, including our existing labor force.

Core Restaurant Concepts

   Joe's Crab Shack. Joe's Crab Shack is a full-service seafood restaurant, featuring a varied seafood menu and offering many varieties of crab specialties. The atmosphere of a Joe's Crab Shack has an energetic casual feel, with a fun, eclectic decor influenced by weathered, old beach front fish shacks. Many of our Joe's Crab Shack facilities incorporate a small playground area for children adjacent to family dining areas. Dinner entree prices range from $7.99 to $13.99, with certain crab items available at market price. Lunch entree prices range from $5.99 to $8.99. During the year ended December 31, 2001, alcoholic beverage sales accounted for approximately 15% of the concept's total restaurant revenues.

   Landry's Seafood House. Landry's Seafood House is a full-service traditional Gulf Coast seafood restaurant. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, casual atmosphere. The restaurants feature a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. Dinner entree prices range from $12.99 to $20.99, with certain items offered at market price. Lunch entrees range from $5.99 to $9.99. During the year ended December 31, 2001, alcoholic beverage sales accounted for approximately 16% of the concept's total restaurant revenues.

   Rainforest Cafe. The Rainforest Cafe restaurants provide full service casual dining in a visually and audibly stimulating and entertaining rainforest environment that appeals to a broad range of customers. Each Rainforest Cafe consists of a restaurant and a retail village. The restaurant provides an attractive value to customers by offering a full menu of high quality food and beverage items served in a simulated rainforest, complete with thunderstorms, waterfalls and an active wildlife. In the retail village, Rainforest Cafe, sells complementary apparel, toys, and gifts with the Rainforest Cafe logo in addition to other items reflecting the rainforest theme. Dinner entree prices range from $10.99 to $18.99. Lunch entree prices range from $7.99 to $9.99. During the year ended December 31, 2001, retail sales and alcoholic beverage sales accounted for approximately 24% of the concept's total restaurant revenues.

   The Crab House. The Crab House restaurant is a full service casual dining seafood specialty restaurant with a casual nautical theme. Many of The Crab House restaurants feature a fresh seafood salad bar. Dinner entree prices range from $13.99 to $18.99, with certain items offered at market price. Lunch entrees range from $6.99 to $9.99. During the year ended December 31, 2001, alcoholic beverage sales accounted for approximately 14% of the concept's total restaurant revenues.

   Kemah Boardwalk and the Aquarium. Kemah Boardwalk is an approximately 30-acre entertainment complex that features seven of our restaurants, retail shops, a hotel, amusement rides and a marina and is the home of our initial aquarium theme restaurant named The Aquarium--An Underwater Dining Adventure. The Aquarium restaurant offers seafood dining in an extraordinary setting. Guests dine amongst fish and coral with the illusion of being at the bottom of the sea and are seated around a large centerpiece aquarium and numerous smaller aquariums with decor and lighting that complement the overall dining experience. As of December 31, 2001, there was one Aquarium restaurant located at our Kemah Boardwalk development.

Strategy

   Our objective is to develop and operate a nationwide system of restaurants that offer customers a fun dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. By focusing on the food, value, service, and ambiance of a restaurant, we strive to create an environment that fosters repeat patronage and encourages word-of-mouth recommendations. Our operating strategy focuses on the following:

  . Commitment to providing attractive price value relationship. Our restaurants provide customers an attractive price-value relationship by serving generous portions with fresh ingredients in high quality meals at moderate prices.

  . Commitment to customer satisfaction. We provide our customers prompt, friendly and efficient service, keeping table-to-wait staff ratios low, and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality.

  . Distinctive design and decor and casual atmosphere. Each of our restaurant concepts has a distinctive appearance and a flexible design, which can accommodate a wide variety of available sites. We strive to create a memorable dining experience for customers to ensure repeat and frequent patronage.

  . High profile locations for restaurants. We locate a substantial number of our restaurants in markets, which provide a balanced mix of tourist, convention, business, and residential clientele. We believe that this strategy results in a high volume of new and repeat customers and provides us with increased name recognition in new markets.

  . Commitment to attracting and retaining quality employees. We believe there is a high correlation between the quality of restaurant management and the long-term success of the restaurant. We provide extensive training and attractive compensation as well as promote internally to foster a strong corporate culture and encourage a sense of personal commitment from our employees. With our cash bonus program, our managers typically earn bonuses equal to 15% to 25% of their total cash compensation.

     We believe we have demonstrated the viability of our restaurant concepts in a wide variety of markets across the US. We intend to continue our expansion program through internal growth and acquisitions.

  . Expansion of our core restaurant concepts. We anticipate continued expansion of our core restaurant concepts by opening additional units in existing markets that provide us economic and operating efficiencies and the ability to leverage our operating expertise. We intend to concentrate on development of Joe's Crab Shack restaurants in existing markets to increase our competitive position and obtain greater marketing and operational efficiencies. The specific rate at which we are able to open new restaurants will be determined by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms and securing appropriate local governmental permits and approvals, and by our ability to supervise construction and recruit and train management personnel.

  . Testing new concepts and clustering our restaurants around attractions. We can offer an array of restaurant choices as well as other entertainment that appeals to different tastes and budgets. We will also explore internally developed concepts such as the Kemah Boardwalk and the Aquarium.

  . Pursuit of growth through acquisitions. Acquisitions have contributed significantly to our growth and will continue to play a substantial role in our growth strategy. We have a history of acquisitions, including Joe's Crab Shack in 1994, the Crab House in 1996 and the Rainforest Cafe in 2000. We will continue to pursue opportunistic purchases of, or investments in, other restaurant companies and in the hospitality, amusements, entertainment, food service, facilities management or other related industries.

Recent and Planned Growth


   We anticipate continued expansion of our core restaurant concepts by opening units in existing and other desirable markets, which provides us economic and operating efficiencies and the ability to leverage our operating expertise. In addition, we may pursue opportunistic purchases of other restaurant companies and investments in the hospitality, entertainment, food service, facilities management or other industries.


   We completed the acquisition of Rainforest Cafe in December 2000. Our strategy for the Rainforest Cafe restaurants includes:


  .  improved menus;



  .  an increased operational focus;



  . new manager incentive programs for employee retention and revenue improvement; and


  .  new advertising and marketing campaigns.


   We successfully implemented similar changes in the Joe's Crab Shack restaurants in 1999. The initial growth strategy of Rainforest Cafe, which was pursued by predecessor management, included the development of Rainforest Cafe restaurants in both high-profile concentrated tourist areas, and in shopping center mall locations. Most of the mall locations have experienced high initial revenues followed by prolonged revenue declines, although these mall locations generate revenues significantly greater than typical casual dining restaurants.



   We opened 13 restaurants in 2000. However, as a result of the Rainforest Cafe acquisition which added 25 high volume restaurants, we reduced new openings in 2001 to eight restaurants. Now that the integration of the Rainforest Cafe restaurants has been completed, we have increased our planned 2002 unit openings to approximately 20. These are expected to be primarily new Joe's Crab Shack restaurants.


   Our primary growth will utilize the Joe's Crab Shack concept, although additional Landry's Seafood House, The Crab House and Rainforest Cafe restaurants may be built. We believe that the increased consumption of seafood due to its taste, variety and perceived health advantages, combined with the excellent unit economics of our restaurants, support our decision to concentrate our expansion efforts on quality seafood restaurants in strategically targeted markets.

   We internally developed a new restaurant concept called "The Aquarium--An Underwater Dining Adventure." The Aquarium restaurant offers seafood dining in an extraordinary setting. Guests dine amongst fish and coral with the illusion of being at the bottom of the sea. Guests are seated around a large centerpiece aquarium and numerous smaller aquariums with decor and lighting that complement the overall dining experience. As of December 31, 2001, there was one Aquarium restaurant located at our Kemah Boardwalk development. We entered into a long-term lease agreement with the City of Houston to develop a second Aquarium restaurant, along with a public exhibit, and complementary amusements and entertainment facilities on city-owned property.

   The Kemah Boardwalk development represented our first attempt at clustering a number of our restaurants together with amusements, hotel facilities and shops to attract families, tourists, businessmen and others to a single destination location. We intend to capitalize on other opportunities to develop further destination facilities in other strategic locations. In addition, we have expanded our operations to include hotel management and convention center development, construction and operation.

   A designated team of our employees are responsible for opening new restaurant locations, including kitchen personnel and other individuals who are trained as hosts, waiters, floor managers and bartenders. Our enhanced management-training program allows assistant general managers to be promoted to general managers. We believe that this program lowers our turnover rates at the general manager level. We believe that through our training program and the hiring of outside personnel we will be able to support our expansion strategy.

Restaurant Locations

   Our seafood restaurants generally range in size from 5,000 square feet to 16,000 square feet, with an average restaurant size of approximately 8,000 square feet. The restaurants generally have dining room floor seating for approximately 215 customers, patio seating on a seasonal basis, and bar seating for approximately 10 to 20 additional customers.

   The Rainforest Cafe restaurants generally range in size from approximately 15,000 to 30,000 square feet with an average restaurant size of approximately 20,000 square feet. The Rainforest Cafe restaurants have between 300 and 600 restaurants seats with an average of approximately 400 seats.

   The following table enumerates by state the location of our restaurants as of December 31, 2001:


                                          Number                   Number
      State                              of Units State           of Units
      -----                              -------- -----           --------
      Alabama...........................     3    Mississippi....     1
      Arizona...........................     5    Missouri.......     3
      California........................    11    Nevada.........     5
      Colorado..........................     7    New Jersey.....     3
      Connecticut.......................     1    New Mexico.....     1
      Florida...........................    22    North Carolina.     4
      Georgia...........................     5    Ohio...........     8
      Illinois..........................     9    Oklahoma.......     2
      Indiana...........................     5    South Carolina.     7
      Kansas............................     2    Tennessee......     6
      Kentucky..........................     2    Texas..........    56
      Louisiana.........................     4    Utah...........     1
      Maryland..........................     2    Virginia.......     5
      Massachusetts.....................     1    Washington.....     1
      Michigan..........................     5    Toronto, Canada     1
                                                                    ---
      Minnesota.........................     3    Total..........   191
                                                                    ===


   We are also the developer and operator of the Kemah Boardwalk located south of Houston, Texas. We own and operate substantially all of the 30 acre Kemah Boardwalk development, which includes seven restaurants (included in the table above), a hotel, retail shops, amusement attractions, and a marina.


Menu

   Our seafood restaurants offer a wide variety of high quality, broiled, grilled, and fried seafood items at moderate prices, including red snapper, shrimp, crawfish, crab, lump crabmeat, lobster, oysters, scallops, flounder, and other traditional seafood items, many with a choice of unique seasonings, stuffings and toppings.

Menus include a wide variety of seafood appetizers, salads, soups and side dishes. We provide high quality beef, fowl, pastas, and other American food entrees as alternatives to seafood items. Our restaurants also feature a unique selection of desserts made fresh on a daily basis at each location. Many of our restaurants offer complimentary salad and garlic bread with each entree, as well as certain lunch specials and popularly priced children's entrees. The Rainforest Cafe menu offers traditional American fare, including beef, chicken and seafood at moderate prices.

Management and Employees

   We staff our restaurants with management that has experience in the restaurant industry. We believe our strong team-oriented culture helps us attract highly motivated employees who provide customers with a superior level of service. We train our kitchen employees and wait staff to take great pride in preparing and serving food in accordance with our high standards. Restaurant managers and staff are trained to be courteous and attentive to customer needs, and the managers, in particular, are instructed to visit each table. Senior corporate management hosts weekly meetings with restaurant general managers to discuss individual restaurant performance and customer comments. Moreover, we require general managers to hold weekly staff meetings at their individual restaurants. We monitor compliance with our quality requirements through periodic on-site visits and formal periodic inspections by regional field managers and supervisory personnel from our corporate offices.

   Our typical seafood unit has a general manager and several kitchen and floor managers. We have internally promoted many of the general managers after training them in all areas of restaurant management with a strong emphasis on kitchen operations. The general managers generally spend most of their time in the dining area of the restaurant, supervising the staff and providing service to customers.


   The Rainforest Cafe unit management structure is more complex due to higher unit level sales, larger facilities, rainforest theming including animatronics, aquariums, and complementary retail business activity. A management team consisting of floor, kitchen, retail, facility and outside sales managers supports the general manager.


   Each restaurant management team is eligible to receive monthly incentive bonuses. These employees typically earn between 15% and 25% of their total cash compensation under this program.

   We have spent considerable effort in developing employee growth programs whereby a large number of promotions occur internally. We require each trainee to participate in a formal training program that utilizes departmental training manuals, examinations and a scheduled evaluation process. We require newly hired wait staff to spend from five to ten days in training before they serve our customers. We utilize a program of extensive background checks for prospective management employees, such as criminal checks, credit checks, driving record and drug screening. Management training encompasses three general areas:

  .  all service positions;

  . management accounting, personnel management, and dining room and bar operations; and

  . kitchen management, which entails food preparation and quality controls, cost controls, training, ordering and receiving, and sanitation operations.

   Due to our enhanced training program, management training customarily lasts approximately 8 to 12 weeks, depending upon the trainee's prior experience and performance relative to our objectives. As we expand, we will need to hire additional management personnel, and our continued success will depend in large part on our ability to attract, train, and retain quality management employees. As a result of the enhanced training programs, we attract and retain a greater proportion of management personnel through our existing base of employees and internal promotions and advancements.

   As of December 31, 2001, there were approximately 70 individuals involved in regional management functions. As we grow, we plan to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within their geographic area. We plan to promote experienced restaurant level management personnel to serve as future regional managers.

   As of December 31, 2001, we employed approximately 15,400 persons, of whom 1,175 were restaurant managers or manager-trainees, 315 were salaried corporate and administrative employees, approximately 70 were operations regional management employees, 65 were development and construction employees and the rest were hourly employees (all numbers approximate). Typical restaurant employment for us is at a seasonal low at December 31, 2001. Each of our seafood restaurants employ an average of approximately 60 to 100 people, depending on seasonal needs. The largest Rainforest Cafe units have in excess of 400 employees. We believe that our management level employee turnover for 2001 was within industry standards. None of our employees are covered by a collective bargaining agreement. We consider our relationship with employees to be satisfactory.

Customer Satisfaction

   We provide our customers prompt, friendly and efficient service by keeping table-to-wait staff ratios low and staffing each restaurant with an experienced management team to ensure attentive customer service and consistently high food quality. Through the use of comment cards and a 1-800-telephone number, senior management receives valuable feedback from customers and demonstrates a continuing interest in customer satisfaction by responding promptly.

Purchasing

   We strive to obtain consistent, quality items at competitive prices from reliable sources. We continually search for and test various products in order to serve the highest quality products possible and to be responsive to changing customer tastes. In order to maximize operating efficiencies and to provide the freshest ingredients for our food products, while obtaining the lowest possible prices for the required quality, each restaurant's management team determines the daily quantities of food items needed and orders such quantities from major suppliers at prices negotiated primarily by our corporate office. We emphasize availability of the items on our menu, and if an item is in short supply, restaurant level management is expected to procure the item immediately.

   We use many suppliers and obtain our seafood products from global sources in order to ensure a consistent supply of high-quality food and supplies at competitive prices. While the supply of certain seafood species is volatile, we believe that we have the ability to identify alternative seafood products and to adjust our menus as required. We routinely inventory bulk purchases of seafood products and retail goods for distribution to our restaurants to take advantage of buying opportunities and hedge against price and supply fluctuations.

   We believe that the essential food products and retail goods are available, or can be made available upon relatively short notice, from alternative qualified suppliers. We use two national distributors in order to achieve certain cost efficiencies, but such services are available from alternative qualified distributors. We have not experienced any significant delays in receiving our food and beverage products, restaurant supplies or equipment.

Advertising and Marketing

   We employ a marketing strategy to attract new customers, to increase the frequency of visits by existing customers, and to establish a high level of name recognition. We have historically relied primarily on word-of- mouth publicity, billboards with distinctive graphics, travel and hospitality magazines and print advertising. Since 1999, we successfully expanded our use of television and radio commercials. We use multiple billboards on highways to direct potential customers from the highways to the restaurants, as well as to build name recognition within each market. Our advertising expenditures for 2001 were approximately 2.7% of revenues. We anticipate that advertising and marketing expenses will increase as a percentage of revenues and that we will utilize more television and radio advertising.

Restaurant Security

   We take precautions to protect individual restaurant locations against theft, robbery and other breaches of security through security procedures and alarm and surveillance systems. As a component of our emphasis on restaurant security, we employ a licensed peace officer as Director of Security. Our Director of Security, who reports directly to the corporate office, provides consultation and supervision relating to theft prevention, employee related security issues and restaurant facility protection.

Service Marks

   Landry's Seafood House, Joe's Crab Shack and Rainforest Cafe are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them.

Competition

   The restaurant industry is intensely competitive with respect to price, service, the type and quality of food offered, location and other factors. We have many well-established competitors with substantially greater financial resources and a longer history of operations. We compete with both locally owned restaurants, as well as national and regional restaurant chains, some of which may be better established in our existing and future markets. In particular, Red Lobster, a national seafood restaurant chain, operates over 600 seafood restaurants nationwide, many of which operate in our existing and future markets. We also compete with other restaurant and retail establishments for sites.

   Changes in customer tastes, economic conditions, demographic trends and the location, number of, and type of food served by competing restaurants could adversely affect our business as could a shortage of experienced management and hourly employees. We believe our restaurants enjoy a high level of repeat business and customer loyalty due to high food quality, good perceived price-value relationship, comfortable atmosphere, and friendly efficient service.

Rainforest International License and Joint Venture Agreements

   Rainforest Cafe has seven separate exclusive license arrangements relating to the operations and development of Rainforest Cafes in the United Kingdom, Japan, France, Mexico, Canada and certain countries and cities in Asia. These agreements include a per unit development fee and royalties ranging from 3% to 7% of sales. There are 11 international units in operation. Two of the franchised international units were opened during 2001. We own various equity interests in several of the international locations. Some of the international franchised locations are experiencing sales declines. We do not anticipate revenues from international franchises to be significant.

Information as to Classes of Similar Products or Services

   We operate in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food, beverages and merchandise to the general public through company-owned and company-operated restaurants, substantially all located in the United States.

ITEM 2. PROPERTIES

Restaurant Locations

   For information concerning the location of our restaurants see
"Business--Restaurant Locations."

   During 2001, we completed construction of our new corporate office in Houston, Texas. Our new headquarters is a multi-story building owned by us and includes meeting and training facilities, and a research and development test kitchen. We also own and operate approximately 75,000 square feet of warehouse facilities used primarily for construction activities and related storage and retail goods storage and distribution related activities.

ITEM 3. LEGAL PROCEEDINGS

Dissenters Rights Litigation

   Eighty-one former shareholders (holding 4,406,655 shares) of Rainforest Cafe common stock dissented to the merger between us and Rainforest Cafe. On February 13, 2001, Rainforest Cafe sent each of the 81 dissenting shareholders, Rainforest Cafe's estimate of fair value per share, along with a check in the amount of $3.25 per share, which was the original acquisition price. Subsequently, 78 of the dissenting shareholders have made a demand for supplemental payment based on their belief that the fair value of each share of common stock in the former Rainforest Cafe was greater than $3.25 per share. We believe that our estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is significantly inflated. We will vigorously pursue our determination of fair value in an appraisal proceeding.

Class Action Litigation


   Class action lawsuits were filed in June and July of 1999 against us in the United States District Court for the Southern District of Texas, Houston Division. These actions name us as defendants along with all of our current executive officers, directors and underwriters that participated in our offering of common stock in March 1998. Such lawsuits allege that the defendants violated Federal securities laws during certain periods while individually selling our common stock. The plaintiffs in these actions seek unspecified monetary damages. Although the ultimate outcome of this matter cannot be determined at this time, we believe these claims are without merit and intend to defend these claims vigorously. The parties to these lawsuits have reached a settlement, subject to judicial review and other procedural matters before it becomes final.


General Litigation

   We are subject to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
 MATTERS

Price Range of Common Stock

   Our common stock trades on the New York Stock Exchange under the symbol "LNY." As of February 7, 2002, there were approximately 1,120 stockholders of record of the common stock.

   The table below sets forth, for the periods indicated, the high and low sale prices as reported on the New York Stock Exchange.

                                                              High   Low
                                                             ------ ------
      2000
         First Quarter...................................... $10.19 $ 6.06
         Second Quarter.....................................   8.75   6.13
         Third Quarter......................................   8.50   6.75
         Fourth Quarter.....................................  10.63   6.69
      2001
         First Quarter...................................... $12.80 $ 9.32
         Second Quarter.....................................  17.25  10.75
         Third Quarter......................................  20.54  11.82
         Fourth Quarter.....................................  21.38  13.64

Dividend Policy


   Commencing in 2000, we began to pay an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. The actual declaration and payment of cash dividends depends upon our actual earnings levels, capital requirements, financial condition, and other factors deemed relevant by the board of directors.


Stock Repurchase

   In November 1998, we announced the authorization of an open market stock buy back program. In April 2000, we authorized a renewal of our stock buy back program for $36.0 million. These programs have resulted in our aggregate repurchasing of approximately 9.8 million shares of common stock for approximately $78.8 million through December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA

   The following table contains selected consolidated financial data for each of the past five fiscal years. All numbers are in thousands, except per share data:

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION


                                                                               Year Ended December 31,
                                                            ------------------------------------------------------------
                                                              2001         2000         1999         1998         1997
-                                                           --------     --------     --------     --------     --------
INCOME STATEMENT DATA
Revenues................................................... $746,642     $520,980     $438,986     $399,548     $311,673
Operating costs and expenses:
   Cost of revenues........................................  219,684      156,787      136,321      121,082       95,639
   Restaurant labor........................................  215,662      147,192      125,566      107,976       80,837
   Other restaurant operating expenses.....................  185,186      122,099      101,563       86,319       66,227
   General and administrative expenses.....................   38,004       26,652       21,354       15,222       10,517
   Depreciation and amortization...........................   37,147 (1)   33,392 (1)   22,230       18,687       17,080
   Restaurant pre-opening expenses.........................    2,598        3,402        3,764       10,439 (2)       --
   Store closings and special charges......................       --        2,000 (3)    2,945 (3)   37,632 (3)       --
                                                            --------     --------     --------     --------     --------
      Total operating costs and expenses...................  698,281      491,524      413,743      397,357      270,300
Operating income...........................................   48,361       29,456       25,243        2,191       41,373
Other (income) expense:
   Interest (income) expense, net..........................    9,402        6,618        1,965       (1,625)      (1,063)
   Other, net..............................................      (56)         887         (178)        (843)        (394)
                                                            --------     --------     --------     --------     --------
      Total other (income) expense.........................    9,346        7,504        1,787       (2,468)      (1,457)
Income before income taxes & cumulative effect of
 accounting change.........................................   39,015       21,952       23,456        4,659       42,830
Provision for income taxes.................................   12,095        7,302        8,080        1,607       15,400
                                                            --------     --------     --------     --------     --------
Income before cumulative effect of accounting change.......   26,920       14,650       15,376        3,052       27,430
Cumulative effect of accounting change, net of tax.........       --           --           --        3,382 (2)       --
                                                            --------     --------     --------     --------     --------
Net income (loss).......................................... $ 26,920     $ 14,650     $ 15,376     $   (330)    $ 27,430
Net income before special charges, merger costs and
 accounting change......................................... $ 26,920     $ 20,301     $ 17,305     $ 27,701     $ 27,430
                                                            ========     ========     ========     ========     ========
Earnings (loss) per share information:
Basic
  Net income before cumulative effect of accounting change. $   1.24     $   0.63     $   0.58     $   0.10     $   1.07
    Cumulative effect of accounting change, net of tax.....       --           --           --        (0.11)          --
                                                            --------     --------     --------     --------     --------
    Net income (loss)...................................... $   1.24     $   0.63     $   0.58     $  (0.01)    $   1.07
                                                            ========     ========     ========     ========     ========
  Net income before special charges, merger costs and
   accounting change....................................... $   1.24     $   0.87     $   0.65     $   0.94     $   1.07
                                                            ========     ========     ========     ========     ========
    Weighted average number of common shares outstanding...   21,750       23,400       26,675       29,400       25,518
Diluted
  Net income before cumulative effect of accounting change. $   1.19     $   0.62     $   0.57     $   0.10     $   1.03
  Cumulative effect of accounting change, net of tax.......       --           --           --        (0.11)          --
                                                            --------     --------     --------     --------     --------
   Net income (loss)....................................... $   1.19     $   0.62     $   0.57     $  (0.01)    $   1.03
  Net income before special charges, merger costs and
   accounting change....................................... $   1.19     $   0.86     $   0.64     $   0.93     $   1.03
                                                            ========     ========     ========     ========     ========
    Weighted average number of common shares and
     common share equivalents outstanding..................   22,535       23,600       27,025       29,900       26,600
BALANCE SHEET DATA (AT END OF PERIOD)
Working capital............................................ $ (6,017)    $(39,657)(4) $ 17,430     $ 43,960     $ 35,058
Total assets...............................................  690,171      663,875      496,726      489,949      382,281
Short-term notes payable and current portion of long-term
 notes and other obligations...............................       --           60           93           82           72
Long-term notes and other obligations, noncurrent..........  175,000      155,000       68,060       35,153       50,235
Stockholders' equity....................................... $393,671     $364,553     $377,348     $408,672     $296,738

--------
1) In December 2001 and 2000, we recorded an asset impairment charge of $2.4 million ($1.6 million after tax) and $6.3 million ($4.3 million after tax) related to the write-down to estimated fair value of certain restaurant properties.
(2) During 1998, we adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", requiring the expensing of pre-opening costs as incurred. Additionally, pre-opening costs capitalized at December 31, 1997, were required to be expensed effective January 1, 1998, as a cumulative effect of a change in accounting principle.

(3) In the second quarter of 2000, we recorded a $2.0 million special charge to expense merger costs for our initial offer to acquire Rainforest Cafe. We incurred $2.9 million in store closings and special charges during 1999. The charges were the net result of $3.7 million in transaction costs as the result of a terminated merger agreement during the first quarter of 1999, and the reversal of an accrual (income) of $0.7 million related to favorably settling lease terminations during the second quarter of 1999. We incurred $37.6 million in store closings and special charges in the fourth quarter of 1998. These charges provided an estimated income tax benefit of $13.0 million. These charges were the result of our decision during the fourth quarter of 1998 to close eleven underperforming restaurants and changes in our strategic growth plan.

(4) Amount includes accrued costs of $44.4 million attributable to our acquisition of Rainforest Cafe.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   We own and operate full-service, casual dining restaurants. As of December 31, 2001, we operated 191 restaurants.


   In 2000, pursuant to a tender offer and follow-up merger, we acquired the Rainforest Cafe, a publicly traded restaurant company. The aggregate purchase price for all outstanding shares was approximately $70 million. As of December 31, 2001, we owned and operated 24 domestic and one international Rainforest Cafe restaurants and franchised 11 international units. We own a minority equity interest in certain international franchised units. Subsequent to the acquisition, we closed five domestic Rainforest Cafe restaurants. We will potentially close additional Rainforest Cafe restaurants failing to meet certain minimum standards.



   Revenues for many of the acquired Rainforest Cafe restaurants have experienced same store sales declines for an extended period of time prior to our ownership. Correspondingly, comparative restaurant profitability has also declined. We have implemented numerous changes to address the sales declines through:


  .  improved menu development;

  .  a focused general manager incentive plan;

  .  additional investments in improved ambiance;

  .  additional marketing initiatives; and

  . selective unit closures of restaurants that do not meet our minimum standards.

   We cannot assure you that we will successfully curtail the same store sales declines of Rainforest Cafe restaurants or that our operational and financial plans will improve operating margins, particularly in situations where sales declines continue.

   As a result of the terrorist attacks on the United States on September 11, 2001, a number of our restaurants were negatively affected. Our Rainforest Cafes and other restaurants in major tourist areas saw an immediate decline in same-store sales as customers initially curtailed their travel and dining out activities. These revenue declines began to lessen in the fourth quarter, as people appeared to be adjusting to the change in airline travel schedules, security and safety. However, we cannot predict at this time what lingering effects the terrorists' attack will have on our business. Such affects could be seen in our revenue, liquidity and ability to access the capital markets.

   Changes in federal and state taxes and other federal and state governmental policies and regulations could also impact our operations, including possible changes such as:

  .  increases in the level of minimum wage;

  .  decreases in the deductibility of business and entertainment expenses; and

  . changes in government policy affecting levels of disposable income or national and regional economic growth policies.

At present, there are various federal, state and local governmental initiatives to increase the level of minimum wages, which would increase our labor costs.

   The restaurant industry is intensely competitive and is affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as:

  .  traffic patterns;

  .  demographic considerations;

  .  weather conditions; and

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

Results of Operations

  Restaurant Profitability

   The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:


                                                  Year Ended December 31,
                                                  ----------------------
                                                   2001      2000   1999
                                                   -----     -----  -----
          Revenues............................... 100.0%    100.0% 100.0%
          Cost of revenues.......................  29.4      30.1   31.1
          Restaurant labor.......................  28.9      28.3   28.6
          Other restaurant operating expenses (1)  24.8      23.4   23.1
                                                  -----     -----  -----
          Restaurant level profit (1)............  16.9%     18.2%  17.2%
                                                  =====     =====  =====

--------
(1) Excludes depreciation, amortization and pre-opening expenses.

  Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

   Revenues increased $225,662,491, or 43.3%, from $520,979,796 to $746,642,287 for the year ended December 31, 2001, compared to the year ended December 31, 2000. Revenues from new restaurant openings, a same store sales increase of 2.2%, and the inclusion of revenues from Rainforest Cafe restaurants for the full year primarily attributed to the increase in revenues.

   As a primary result of increased revenues, cost of revenues increased $62,896,773, or 40.1%, from $156,786,917 to $219,683,690 in the year ended
December 31, 2001, compared to the prior year. Cost of revenues as a percentage of revenues for the year ended December 31, 2001 decreased to 29.4% from 30.1% in 2000. The decrease in cost of revenues as a percentage of revenues primarily reflects the inclusion of Rainforest Cafe restaurants with lower cost of revenues percentages, menu changes and lower product costs in 2001 as compared to 2000.

   Restaurant labor expenses increased $68,469,605, or 46.5%, from $147,192,415 to $215,662,020 in the year ended December 31, 2001, compared to the prior year. Restaurant labor expenses as a percentage of revenues for the year ended December 31, 2001 increased to 28.9% from 28.3% in 2000. The inclusion of Rainforest Cafe units, which generally incur higher labor costs, and large initial staffing and training costs incurred following the opening of the Rainforest Cafe restaurant in Anaheim, California primarily caused the increase in labor expense as a percentage of revenues.


   Other restaurant operating expenses increased $63,087,473, or 51.7%, from $122,098,633 to $185,186,106 in the year ended December 31, 2001, compared to the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.8% in 2001 from 23.4% in 2000, as a primary result of the inclusion of Rainforest Cafe restaurants with higher occupancy expenses, and slight percentage increases in advertising and utility costs. We anticipate advertising and marketing expenses may increase as a percentage of revenues in 2002.


   General and administrative expenses increased $11,351,042, or 42.6%, from $26,652,446 to $38,003,488 in the year ended December 31, 2001, compared to the prior year, and remained flat as a percentage of revenues at 5.1%. The dollar increase resulted primarily from increased personnel to support the Rainforest Cafe restaurants. We expect that the future rate of increase of general and administrative expenses will moderate in comparison to revenue increases.

   Depreciation and amortization expense increased $3,755,537, or 11.2%, from $33,391,788 to $37,147,325 in the year ended December 31, 2001, compared to the prior year. The increase was primarily due to the addition of new restaurants and equipment and the inclusion of the Rainforest Cafe restaurants for 2001.


   The increase in net interest expense for the year ended December 31, 2001, as compared to the prior year, is substantially due to increased borrowings for treasury stock repurchases and the Rainforest Cafe acquisition. Our average borrowing rate declined by approximately 4 percentage points from December 31, 2000 to December 31, 2001. The change in other expense (income), net was not deemed material.


   Provision for income taxes increased by $4,793,902 to $12,095,730 in 2001 from $7,301,828 in 2000 primarily due to changes in our pre-tax income. The provision for income taxes as a percentage of income before income taxes was reduced in the third and fourth quarter of 2000 and prospectively from 34.5% to 31% to reflect continuing favorable federal tax credits for tipped employees.

  Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

   Revenues increased $81,993,553, or 18.7%, from $438,986,243 to $520,979,796 for the year ended December 31, 2000, compared to the year ended December 31, 1999. Revenues from new restaurant openings, a same store sales increase of 1%, and the inclusion of revenues from Rainforest Cafe restaurants for the last two months of 2000 primarily attributed to the increase in revenues.

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


   General and administrative expenses increased $5,298,836, or 24.8%, from $21,353,610 to $26,652,446 in the year ended December 31, 2000, compared to the prior year, and increased as a percentage of revenues to 5.1% from 4.9%. The dollar increase resulted primarily from increased personnel to support our operations and increased incentive bonus compensation and duplicate corporate overhead costs for November and December 2000 associated with Rainforest Cafe corporate headquarters in Minneapolis, Minnesota.


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

   Provision for income taxes decreased by $778,404 to $7,301,828 in 2000 from $8,080,232 in 1999 primarily due to the higher interest expense and a reduction in our income. The provision for income taxes as a percentage of income before income taxes was reduced in the third and fourth quarter of 2000 and prospectively from 34.5% to 31% to reflect continuing favorable federal tax credits for tipped employees.

   For the year ended December 31, 2000, we incurred a special charge of $2,000,000 ($1,310,000, net of tax) in connection with the termination of an initial attempted acquisition of Rainforest Cafe. Store closings and special charges in 1999 represent the net of a $730,000 reversal (income) of estimated costs relating to favorably settling lease obligations of certain closed stores recorded during the second quarter of 1999 and $3,675,000 of expenses incurred related to an abandoned merger transaction during the first quarter of 1999.

  Liquidity and Capital Resources


   Our $205.0 million line of credit from a syndicate of banks, which was extended and increased from $200 million in February 2002, matures in July 2004. The line of credit is available for expansion, acquisitions, share repurchases and other general corporate purposes. At December 31, 2001, we had $175.0 million outstanding (with availability of $25.0 million) under this credit facility at an average interest rate of 5.0% and had cash and cash equivalent balances aggregating approximately $31.1 million. Our average borrowing rate declined by approximately 4 percentage points since December 31, 2000.



   For the year ended December 31, 2001, we funded our capital expenditures of $73.5 million, out of existing cash balances, cash flow from operations and borrowings. During 2000, we completed the purchase of Rainforest Cafe through a cash tender offer and subsequent merger. Our existing credit facility provided the necessary acquisition funds. Additional acquisition costs of approximately $32.6 million were paid in 2001, funded by available cash balances and borrowings on our bank line of credit. Acquisition amounts exclude the dissenting shareholders demand for supplemental payment in excess of $3.25 per share. We believe that the Rainforest Cafe merger consideration we paid of $3.25 per share was not below fair value of Rainforest Cafe and will pursue the determination of fair value in an appraisal proceeding.

   We expect to spend approximately $90.0 million on capital expenditures in 2002. The capital expenditures include partial construction costs on an estimated sixteen to eighteen new seafood and one new Rainforest Cafe restaurants,and a new Aquarium restaurant, which are expected to open in 2002 or early 2003, plus further land acquisition costs and other capital expenditures. We have entered into an agreement to construct and operate a convention center in the City of Galveston, Texas. The Galveston Convention Center's estimated construction costs of approximately $28.0 million and subsequent operating expenses will not be funded by us, but by governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the convention center development and related management contract, we are obligated to purchase and donate, with a reversionary interest, land required for use by the Galveston Convention Center. Under the agreement, we will have the right to one-half of any profits generated by the operation of the convention center.


   We have purchased property, including a multi-story building, adjacent to the new Houston professional baseball park and close to the Houston Convention Center. The property is also near the proposed new professional basketball arena and other major venues under development and construction in the downtown area of Houston, Texas. Subject to the availability of financing and certain tax abatements, we plan to renovate the existing building into a 200-room hotel. We expect renovation and construction costs to be approximately $25.0 million, which would be expended over three years.

   We plan to fund 2002 capital expenditures and any remaining Rainforest Cafe acquisition costs out of existing cash balances, cash flow from operations and availability under our existing credit facility. As a result of our tax carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced Federal income tax payments for the foreseeable future, and therefore provide additional cash flow for funding our business activities and debt service.

   We pay an annual $0.10 per share dividend, declared and paid in quarterly amounts.

   We, from time to time, review opportunities for restaurant acquisitions, and investments in the hospitality, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2002.

  Seasonality and Quarterly Results

   Our business is seasonal in nature. Our reduced winter volumes cause revenues and, to a greater degree, operating profits to be lower in the first and fourth quarters than in other quarters. We have and continue to open restaurants in highly seasonal tourist markets. We further note that the Joe's Crab Shack concept restaurants tend to experience even greater seasonality and sensitivity to weather than our other restaurant concepts. Periodically, our sales and profitability may be negatively affected by adverse weather. The timing of unit openings can and will affect quarterly results. We anticipate a decline in revenues from the initial ("honeymoon") volumes of new units, and a decline in 2002 revenues of certain of Rainforest Cafe restaurants.

  Impact of Inflation

   We do not believe that inflation has had a significant effect on our operations during the past several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in restaurant labor costs, including expected future increase in federal minimum wages, land and construction costs could adversely affect our profitability and ability to expand.

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

  Interest Rate Risk

   Total debt at December 31, 2001, included $175.0 million of floating-rate debt attributed to a bank line of credit at an average interest rate of 5.0%. The floating-rate debt will mature in July 2004. As a result, our annual interest cost in 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (approximately 0.5%) would be approximately $0.9 million annually based on the floating-rate debt outstanding at December 31, 2001. Our floating-rate debt had a book value and a fair market value of $175.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements are set forth commencing on page 22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   During the fiscal years 1999, 2000 and 2001, and through the date of this report, there have been no changes in our independent public accountants, nor have any disagreements with such accountants or reportable events occurred.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Certain information relating to our directors and executive officers are incorporated by reference from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

   Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Certain information relating to our directors and executive officers are incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

      The following financial statements are set forth herein commencing on page 21:

          --Report of Independent Public Accountants

          --Consolidated Balance Sheets as of December 31, 2001 and 2000

          --Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

          --Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 2001, 2000 and 1999

          --Consolidated Statements of Cash Flows for the years ended December
            31, 2001, 2000 and 1999

          --Notes to Consolidated Financial Statements

      2. Financial Statement Schedules--Not applicable.

   (b) Reports on Form 8-K

          --No reports on Form 8-K were filed during the fourth quarter of 2001.

   (c) Exhibits

          --All exhibits required by Item 601 of Regulation S-K are listed in the accompanying "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Landry's Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Landry's Restaurants, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landry's Restaurants, Inc., and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 4, 2002
(except with respect to the matter discussed in Note 5 as to which the date is February 25, 2002)

                          LANDRY'S RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                            -------------------------
                                                                                2001         2000
                                                                            ------------ ------------
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents............................................... $ 31,081,008 $ 26,159,525
   Accounts receivable--trade and other....................................   13,518,828   10,653,387
   Inventories.............................................................   33,562,608   34,752,119
   Deferred taxes..........................................................    5,621,459    2,671,766
   Other current assets....................................................   10,336,996   12,302,393
                                                                            ------------ ------------
       Total current assets................................................   94,120,899   86,539,190
                                                                            ------------ ------------
PROPERTY AND EQUIPMENT, net................................................  587,828,723  559,737,798
GOODWILL, net of accumulated amortization of $1,660,000 and $1,523,000,
  respectively.............................................................    2,438,996    2,575,625
DEFERRED TAXES.............................................................           --    8,501,521
OTHER ASSETS, net..........................................................    5,782,578    6,520,641
                                                                            ------------ ------------
       Total assets........................................................ $690,171,196 $663,874,775
                                                                            ============ ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable........................................................ $ 45,027,820 $ 40,192,661
   Accrued liabilities.....................................................   55,109,685   85,943,990
   Current portion of long-term notes and other obligations................           --       59,963
                                                                            ------------ ------------
       Total current liabilities...........................................  100,137,505  126,196,614
                                                                            ------------ ------------
LONG-TERM NOTES, NET OF CURRENT PORTION....................................  175,000,000  155,000,000
DEFERRED TAXES.............................................................    4,126,948           --
OTHER LIABILITIES..........................................................   17,236,120   18,125,503
                                                                            ------------ ------------
       Total liabilities...................................................  296,500,573  299,322,117
                                                                            ------------ ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common Stock, $0.01 par value, 60,000,000 shares authorized, 21,996,369
     and 21,498,352 issued and outstanding, respectively...................      219,964      214,984
   Additional paid-in capital..............................................  305,598,659  301,225,712
   Retained earnings.......................................................   87,852,000   63,111,962
                                                                            ------------ ------------
       Total stockholders' equity..........................................  393,670,623  364,552,658
                                                                            ------------ ------------
       Total liabilities and stockholders' equity.......................... $690,171,196 $663,874,775
                                                                            ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 Year Ended December 31,
                                                         ---------------------------------------
                                                             2001          2000         1999
                                                         ------------  ------------ ------------
REVENUES................................................ $746,642,287  $520,979,796 $438,986,243
OPERATING COSTS AND EXPENSES:
   Cost of revenues.....................................  219,683,690   156,786,917  136,321,031
   Restaurant labor.....................................  215,662,020   147,192,415  125,566,341
   Other restaurant operating expenses..................  185,186,106   122,098,633  101,562,887
   General and administrative expenses..................   38,003,488    26,652,446   21,353,610
   Depreciation and amortization........................   37,147,325    33,391,788   22,229,762
   Restaurant pre-opening expenses......................    2,598,293     3,401,511    3,764,389
   Store closings and special charges...................           --     2,000,000    2,945,000
                                                         ------------  ------------ ------------
       Total operating costs and expenses...............  698,280,922   491,523,710  413,743,020
OPERATING INCOME........................................   48,361,365    29,456,086   25,243,223
OTHER EXPENSE (INCOME):
   Interest expense (income), net.......................    9,402,351     6,617,567    1,964,969
   Other, net...........................................      (56,285)      886,573     (177,711)
                                                         ------------  ------------ ------------
                                                            9,346,066     7,504,140    1,787,258
INCOME BEFORE INCOME TAXES..............................   39,015,299    21,951,946   23,455,965
PROVISION FOR INCOME TAXES..............................   12,095,730     7,301,828    8,080,232
                                                         ------------  ------------ ------------
NET INCOME.............................................. $ 26,919,569  $ 14,650,118 $ 15,375,733
                                                         ============  ============ ============
EARNINGS PER SHARE INFORMATION:

BASIC
   Net income........................................... $       1.24  $       0.63 $       0.58
   Weighted average number of common shares outstanding.   21,750,000    23,400,000   26,675,000

DILUTED
   Net income........................................... $       1.19  $       0.62 $       0.57
   Weighted average number of common and common share
     equivalents outstanding............................   22,535,000    23,600,000   27,025,000

  The accompanying notes are an integral part of these consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Common Stock       Additional
                                      --------------------    Paid-In      Retained
                                        Shares     Amount     Capital      Earnings       Total
                                      ----------  --------  ------------  -----------  ------------
BALANCE, January 1, 1999............. 30,345,290  $303,453  $363,156,349  $45,212,273  $408,672,075
   Net income........................         --        --            --   15,375,733    15,375,733
   Exercise of stock options and tax
     benefit.........................    900,000     9,000     6,294,105           --     6,303,105
   Purchase of common stock held in
     treasury........................ (6,422,165)  (64,222)  (46,845,354)  (6,093,299)  (53,002,875)
                                      ----------  --------  ------------  -----------  ------------
BALANCE, December 31, 1999........... 24,823,125   248,231   322,605,100   54,494,707   377,348,038
   Net income........................         --        --            --   14,650,118    14,650,118
   Dividends paid....................                                      (1,764,579)   (1,764,579)
   Purchase of common stock held in
     treasury........................ (3,324,773)  (33,247)  (21,379,388)  (4,268,284)  (25,680,919)
                                      ----------  --------  ------------  -----------  ------------
BALANCE, December 31, 2000........... 21,498,352   214,984   301,225,712   63,111,962   364,552,658
   Net income........................          -                           26,919,569    26,919,569
   Dividends paid....................                                      (2,167,959)   (2,167,959)
   Purchase of common stock held in
     treasury........................     (3,506)      (35)      (64,797)     (11,572)      (76,404)
   Exercise of stock options and tax
     benefit.........................    501,523     5,015     4,437,744           --     4,442,759
                                      ----------  --------  ------------  -----------  ------------
BALANCE, December 31, 2001........... 21,996,369  $219,964  $305,598,659  $87,852,000  $393,670,623
                                      ==========  ========  ============  ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                                  ------------------------------------------
                                                                      2001           2000           1999
                                                                  -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................... $  26,919,569  $  14,650,118  $ 15,375,733
 Adjustments to reconcile net income to net cash provided by operating activities:
   Store closings and special charges............................            --             --      (730,000)
   Gain on sales of assets.......................................      (565,822)            --      (779,371)
   Depreciation and amortization.................................    37,147,325     33,391,788    22,229,762
   Deferred rent.................................................      (241,155)      (413,988)           --
   Changes in assets and liabilities:
     (Increase) decrease in trade and other receivables..........    (2,865,441)     4,364,595     6,612,899
     (Increase) decrease in inventories..........................     1,189,511     (7,758,689)    4,429,497
     (Increase) decrease in other assets.........................     8,977,078     11,234,860     2,147,994
     Increase (decrease) in accounts payable and accrued
       liabilities...............................................    18,410,181      9,866,444     6,815,646
                                                                  -------------  -------------  ------------
   Total adjustments.............................................    62,051,677     50,685,010    40,726,427
                                                                  -------------  -------------  ------------
       Net cash provided by operating activities.................    88,971,246     65,335,128    56,102,160
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions...............................   (73,462,974)   (77,399,028)  (55,123,127)
  Proceeds from sale of property and equipment...................       750,000             --     1,499,995
  Purchase of Rainforest Cafe, net of cash acquired..............   (32,580,607)   (44,562,492)           --
  Other..........................................................            --       (170,000)           --
                                                                  -------------  -------------  ------------
       Net cash used in investing activities.....................  (105,293,581)  (122,131,520)  (53,623,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale (purchases) of common stock...............................       (76,404)   (25,680,919)  (53,002,875)
  Proceeds from exercise of stock options........................     3,548,144             --     5,400,000
  Borrowings (payments) under credit line, net...................    19,940,037     86,907,083    32,918,108
  Dividends paid.................................................    (2,167,959)    (1,764,579)           --
  Other..........................................................            --        516,666            --
                                                                  -------------  -------------  ------------
       Net cash provided by (used in) financing activities.......    21,243,818     59,978,251   (14,684,767)
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS....................................................     4,921,483      3,181,859   (12,205,739)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR...........................................................    26,159,525     22,977,666    35,183,405
                                                                  -------------  -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................... $  31,081,008  $  26,159,525  $ 22,977,666
                                                                  =============  =============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
   Interest...................................................... $  10,230,853  $   7,692,000  $  4,093,000
   Income taxes.................................................. $          --  $   2,312,000  $    491,837


  The accompanying notes are an integral part of these consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

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

   The Company is also the developer and operator of the Kemah Boardwalk, located near Houston, Texas. The Kemah Boardwalk is a 30 acre waterfront restaurant development including seven restaurants, a boutique hotel, retail shops, amusement attractions, and a marina.

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



   Two new financial accounting standards were issued addressing accounting for business combinations, goodwill and other intangible assets. Management does not believe either pronouncement has a material effect on the Company's financial statements.


Inventories

   Inventories consist of food and beverages used in restaurant operations and complementary retail goods and are recorded at the lower of cost or market value as determined by the average cost for food and beverages and by the retail method on the first-in, first-out basis for retail goods. Inventories consisted of the following:

                                          December 31,
                                     -----------------------
                                        2001        2000
                                     ----------- -----------
                   Food and beverage $24,162,722 $26,295,177
                   Retail goods.....   9,399,886   8,456,942
                                     ----------- -----------
                                     $33,562,608 $34,752,119
                                     =========== ===========

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

                          LANDRY'S RESTAURANTS, INC.

   Interest is capitalized in connection with restaurant construction and development activities, and other real estate development projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. During 2001, 2000 and 1999, the Company capitalized approximately $2,437,000, $1,650,000 and $1,285,000, respectively, of interest costs.


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





Pre-Opening Costs

   Pre-opening costs are expensed as incurred and include the direct and incremental costs incurred in connection with the commencement of each restaurant's operations, which are substantially comprised of training-related costs.

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

Earnings Per Share


   Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options are considered common stock equivalents using the treasury stock method. Options to purchase approximately 200,000 in 2001 and 1,300,000 shares in 2000 and 1999 have been excluded from the calculation of diluted earnings per share for 2000 and 1999, as they were anti-dilutive.


Cash Flow Reporting

   For purposes of the consolidated financial statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Segment Reporting

   As of December 31, 2001, the Company operated 191 casual full-service dining restaurants which are a part of a single operating segment. The restaurants operate principally in the United States and provide similar products to similar customers. The restaurants generally possess similar pricing structures resulting in the potential for similar long-term expected financial performance characteristics. Revenues are from the sale of food, beverages and complementary retail items.

                          LANDRY'S RESTAURANTS, INC.

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

2. ACQUISITION OF RAINFOREST CAFE, INC.


   On October 28, 2000, the Company accepted for purchase 12,455,011 shares of the common stock, no par value of Rainforest Cafe that had been tendered pursuant to a tender offer for all of the outstanding shares at $3.25 per share. As of the closing of the tender offer, the Company owned approximately 60% majority ownership in Rainforest Cafe. On December 1, 2000, the Company completed the 100% merger of Purchaser with and into Rainforest Cafe, with Rainforest Cafe, as the surviving corporation. The aggregate purchase price for all outstanding shares was approximately $70 million, which was provided primarily from the Company's existing bank credit facility. The aggregate purchase price includes payments tendered to dissenting shareholders on February 13, 2001.


   The acquisition was accounted for by the purchase method of accounting and, accordingly, the Company's financial statements include the Company's ownership portion of the operating results of Rainforest Cafe since November 1, 2000. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management. The preliminary allocation of the purchase price was revised by $8.4 million based on the final determination of fair values. A final summary of the assets acquired and liabilities assumed in the acquisition follows:

                                                                 (Thousands)
    Estimated fair values of assets acquired....................  $139,650
    Liabilities assumed.........................................   (60,244)
    Allocated purchase price....................................    79,406
    Less cash acquired and amount payable for outstanding shares   (34,844)
                                                                  --------
    Net cash paid, as of December 31, 2000......................  $ 44,562
                                                                  ========


   As a result of the acquisition, the Company has recorded acquisition integration costs for the estimated incremental costs to exit and consolidate activities at various locations, to involuntarily terminate employees, and for other costs to integrate operating locations and other activities of Rainforest Cafe with the Company. Accounting principles generally accepted in the United States, provide that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The components of the acquisition integration liabilities included in the purchase price allocation for Rainforest Cafe are comprised of involuntary corporate terminations of $10.0 million, facility rationalization and exit costs of $16.7 million (which was reduced by $8.4 million during 2001 due to finalization of management's preliminary plan for store closings) and other miscellaneous costs of $4.0 million. Accrued merger costs as of December 31, 2000, included remaining Rainforest Cafe common stock acquisition costs of $16.0 million, involuntary corporate termination costs of $8.2 million, restaurant exit costs of $16.7 million, and other miscellaneous costs of $3.5 million. During 2001, accrued merger costs were reduced by cash payments aggregating $32.5 million and by purchase accounting adjustments that reduced estimated facility rationalization and exit costs by $8.4 million.

                          LANDRY'S RESTAURANTS, INC.

   Unaudited pro forma results of operations are prepared as if Landry's and Rainforest Cafe had been combined as of the beginning of the year, and include estimates and assumptions which management believes are reasonable. Unaudited pro forma results for the years ended December 31, 2000 and 1999, respectively, are as follows: revenues of $740.0 million and $702.0 million; net income of $14.0 million and $25.0 million; and basic net income per share of $0.60 and $0.93, respectively. Rainforest Cafe operating results for 2000 include pre-tax special charges for approximately $7 million related to store closings, write-off of development and transaction cost and loss on sale of investments. Pro forma results do not include any anticipated cost savings or other effects of the planned integration and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.


3. PROPERTY AND EQUIPMENT

   Property and equipment is comprised of the following:


                                                   December 31,
                                           ---------------------------
                                               2001           2000
                                           -------------  ------------
         Land............................. $ 100,924,886  $ 93,838,270
         Buildings and improvements.......   152,594,344   121,341,888
         Furniture, fixtures and equipment   153,184,645   134,503,489
         Leasehold improvements...........   290,614,126   279,658,133
         Construction in progress.........    23,463,382    27,102,500
                                           -------------  ------------
                                             720,781,383   656,444,280
         Less--accumulated depreciation...  (132,952,660)  (96,706,482)
                                           -------------  ------------
         Property and equipment, net...... $ 587,828,723  $559,737,798
                                           =============  ============



   During 2001 and 2000, the Company evaluated recent unfavorable cash flows related to certain low performing restaurants and concluded that these properties were impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. As a result, the Company recorded asset impairment depreciation charges of approximately $2,394,000 and $6,292,000, representing the difference between the estimated fair value and carrying value for those restaurant properties. The asset impairment charge is classified as depreciation and amortization expense in the consolidated statements of income.


   Other current assets at December 31, 2001 and 2000 include approximately $5,114,000 and $5,961,000 of assets held for sale. Other income for the year ended December 31, 2001 and 1999 includes a gain on the involuntary conversion of assets of $566,000 and $491,000 respectively.

4. ACCRUED LIABILITIES

   Accrued liabilities are comprised of the following:

                                                     December 31,
                                                -----------------------
                                                   2001        2000
                                                ----------- -----------
        Payroll and related costs.............. $14,137,640 $10,898,420
        Rent, insurance and taxes, other than
          payroll and income taxes.............  24,845,811  17,841,483
        Accruals for Rainforest Cafe
          acquisition (Note 2).................   3,569,111  44,361,565
        Other..................................  12,557,123  12,842,522
                                                ----------- -----------
                                                $55,109,685 $85,943,990
                                                =========== ===========

                          LANDRY'S RESTAURANTS, INC.

5. DEBT


   As of December 31, 2001, the Company had a $200.0 million credit line from a syndicate of banks which was extended and increased to $205 million in February 2002. The existing credit line may be increased to $220 million at the request of the Company, subject to the addition of participating banks. The credit line matures in July 2004, and is available for expansion, acquisitions, share repurchases, and other general corporate purposes. Interest on the credit line is payable monthly or quarterly at Libor or the banks' base rate plus a financing spread (aggregating 5.0% at December 31, 2001). The Company's financing spread is presently 2.25% for Libor, and 0.5% for base rate borrowings, and may be decreased or increased by 25 basis points as the Company's leverage ratio decreases or increases over predetermined percentages. The credit line is secured by stock of subsidiaries, governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, tangible net worth and fixed charge coverage ratio tests, limitations of capital expenditures to prescribed amounts, maximum annual cash dividends, and limitations on repurchases of common stock. As of December 31, 2001, the Company had $3.9 million in trade letters of credit and $25.0 million available for borrowing under the credit line.


   Interest expense (income), net includes the following:

                                                   Year Ended December 31,
                                             ----------------------------------
                                                2001        2000        1999
                                             ----------  ----------  ----------
Interest expense............................ $9,685,201  $7,180,597  $2,696,606
Interest income.............................   (282,850)   (563,030)   (731,637)
                                             ----------  ----------  ----------
                                             $9,402,351  $6,617,567  $1,964,969
                                             ==========  ==========  ==========

6. INCOME TAXES

   An analysis of the provision for income taxes for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                              2001        2000       1999
                                           ----------- ---------- ----------
   Tax Provision:
      Current income taxes................ $ 3,266,954 $  280,564 $2,184,218
      Deferred income taxes...............   8,828,776  7,021,264  5,896,014
                                           ----------- ---------- ----------
          Total provision................. $12,095,730 $7,301,828 $8,080,232
                                           =========== ========== ==========

   The Company's effective tax rate, for the years ended December 31, 2001, 2000 and 1999, differs from the federal statutory rate as follows:

                                                 2001  2000  1999
                                                 ----  ----  ----
              Statutory rate.................... 35.0% 35.0% 35.0%
              FICA tax credit................... (7.3) (7.7) (5.5)
              State income tax, net of federal
                tax benefit.....................  0.6   1.1   0.9
              Other.............................  2.7   4.9   4.1
                                                 ----  ----  ----
                                                 31.0% 33.3% 34.5%
                                                 ====  ====  ====

   The provision for income taxes as a percentage of income before income taxes was reduced to 31.0% from 34.5% effective July 1, 2000, as a result of continuing favorable Federal income tax credits for tipped employees.

                          LANDRY'S RESTAURANTS, INC.

   The Company's actual cash payments for annual income taxes due are currently lower than the financial accrual rate due to significant differences between book and tax accounting and tax credit and loss carryforwards.

   Deferred income tax assets and liabilities as of December 31 are comprised of the following:

                                                                 2001         2000
                                                             ------------  -----------
Deferred Income Taxes:
   Current assets--accruals and other....................... $  5,621,000  $ 2,672,000
                                                             ============  ===========
   Non-current assets:
       AMT credit, FICA credit carryforwards, and other..... $ 20,156,000  $12,882,000
       Net operating loss carryforwards.....................    2,117,000    5,755,000
       Valuation allowance for carryforwards................   (5,000,000)  (5,000,000)
                                                             ------------  -----------
       Non-current deferred tax asset.......................   17,273,000   13,637,000
   Non-current liabilities--property and other..............  (21,400,000)  (5,136,000)
                                                             ------------  -----------
       Net deferred tax asset (liability)................... $ (4,127,000) $ 8,501,000
                                                             ============  ===========

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

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments


   The Company has entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, the Company pays taxes, insurance and maintenance costs in addition to the rent payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $40,600,000, $23,000,000, and $17,423,000 during the years ended December 31, 2001, 2000, and 1999, respectively. Percentage rent included in rent expense was $10,300,000 (increased due to inclusion of Rainforest Cafe units), $1,756,000, and $1,157,000 for 2001, 2000 and 1999, respectively.


   In 2001, the Company entered into a $15.3 million equipment operating lease agreement. The lease expires in 2011. The Company guarantees a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. The Company may purchase the leased equipment throughout the lease term for an amount equal to the unamortized lease balance. The Company believes that the equipment's fair value is sufficient that no amounts will be due under the residual value guarantee.

   In connection with substantially all of the Rainforest Cafe leases, amounts are provided for tenant inducements, rent abatements, and scheduled increases in rent. Such amounts are recorded as other long-term liabilities on the Company's consolidated balance sheet, and amortized or accrued as an adjustment to rent expense, included in other restaurant operating expenses, on a straight-line basis over the lease term.

                          LANDRY'S RESTAURANTS, INC.

   The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 2001, are as follows:

                     2002..................... $ 30,978,000
                     2003.....................   30,722,000
                     2004.....................   36,092,000
                     2005.....................   28,963,000
                     2006.....................   26,121,000
                     Thereafter...............  187,454,000
                                               ------------
                        Total minimum rentals. $340,330,000
                                               ============

Building Commitments


   As of December 31, 2001, the Company had future development and construction commitments of approximately $14 million, including completion of construction on certain new restaurants. The Company has entered into a long-term lease agreement to develop and operate an Aquarium restaurant, public exhibit, and entertainment project on city-owned property in Houston, Texas. Development costs for the Aquarium restaurant project are expected to be approximately
$27 million, and is the major individual component in the Company's current outstanding building commitments. In addition, the Company has also entered into an agreement to construct and operate a convention center in the City of Galveston, Texas. The Galveston convention center estimated construction costs of approximately $28 million and subsequent operating expenses will be funded by governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the convention center development and related management contract, the Company is obligated to purchase and donate, with reversionary interest, land required for use by the convention center and to guarantee certain construction cost overruns and operating losses, if any, subject to certain rights of reimbursement. Under the agreements, the Company will have the rights to one-half of any profits generated by the operation of the convention center.


   The Company has purchased property, including a multi-story building, adjacent to the new Houston professional baseball park, close to the Houston Convention Center. The property is also near the proposed new professional basketball arena and other major venues under development and construction in the downtown area of Houston, Texas. Subject to the availability of financing and certain tax abatements, the Company plans, in the future, to renovate the existing building into a 200-room hotel. Renovation and construction costs are expected to be approximately $25 million, which would be expended over three years.

Loan Guarantee

   Rainforest Cafe, a wholly-owned subsidiary of the Company, has guaranteed the borrowings of one of its foreign affiliates in which the Company owns a 20% interest. The amount of the guaranty is limited.

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

                          LANDRY'S RESTAURANTS, INC.

  Class Action Litigation

   Class action lawsuits were filed in 1999 against the Company in the United States District Court for the Southern District of Texas. These actions name as defendants the Company and others that participated in the Company's offering of Common Stock in March 1998. Such lawsuits allege that the defendants violated certain Federal securities laws. The plaintiffs seek unspecified monetary damages. The Company believes these claims are without merit. The parties of these lawsuits have reached a settlement, subject to judicial review and other procedural activities before it becomes final.

  General Litigation

   The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

8. STOCKHOLDERS' EQUITY


   In connection with the Company's stock buy back programs the Company repurchased into treasury approximately 3,500, 3.3 million and 6.4 million shares of common stock for approximately $76,000, $26.0 million and $53.0 million, in 2001, 2000 and 1999, respectively.


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


   The stock option plans are accounted for using APB Opinion No. 25, under which no compensation expense has been recorded. If compensation costs for the Company had been determined using the alternative accounting method based on the fair value prescribed by SFAS No. 123, the Company's pro forma net income for 2001, 2000, and 1999 would have been approximately $25.4 million $12.7 million and $12.2 million respectively, and the Company's proforma earnings per share--basic would have been $1.17, 0.54, and $0.46 and per share-diluted would have been $1.13, $0.54, and $0.45, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model; amortization over the respective vesting periods; no dividends; expected lives of 6, 4, and 6 years for 2001, 2000, and 1999, respectively; expected stock price volatility of approximately 40% and an interest rate of approximately 6%. The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $5.82, $3.08, and $4.40, respectively.

                          LANDRY'S RESTAURANTS, INC.

   In connection with the acquisition of Rainforest Cafe, the Company issued approximately 500,000 vested stock options to employees of Rainforest Cafe as replacement for existing options outstanding at the date of the merger, as required by the merger agreement. The fair value of these options was included in the purchase price of Rainforest Cafe.


   At December 31, 2001, options for 3,040,926 shares were outstanding (1,831,694 of which were exercisable) at prices ranging from $6.00 to $22.24 per share. As of December 31, 2001, all options have been granted at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods over three to five years.


                                         2001                2000                1999
                                  ------------------- ------------------- -------------------
                                             Average             Average             Average
                                             Exercise            Exercise            Exercise
                                   Shares     Price    Shares     Price    Shares     Price
                                  ---------  -------- ---------  -------- ---------  --------
Options outstanding, beginning of
 year............................ 3,169,803   $ 9.92  2,810,575   $ 9.97  3,646,741   $ 9.22
Granted..........................   623,500   $ 9.83    913,500   $11.44    105,500   $ 7.01
Exercised........................  (501,523)  $ 7.05         --       --   (900,000)  $ 6.00
Terminated.......................  (250,854)  $10.67   (554,272)  $12.73    (41,666)  $21.79
                                  ---------           ---------           ---------
Options outstanding, end of year. 3,040,926   $ 9.93  3,169,803   $ 9.92  2,810,575   $ 9.97
                                  =========           =========           =========
Options exercisable, end of year. 1,831,694   $10.99  1,827,959   $12.07  1,087,839   $12.58
                                  =========           =========           =========

9. SPECIAL CHARGES

   For the years ended December 31, 2000 and 1999, the Company incurred $2,000,000 and $2,945,000 of store closings and special charges, respectively. In the second quarter of 2000 the Company expensed costs associated with a proposed initial acquisition of Rainforest Cafe that was terminated. On March 2, 1999, the Company announced the signing of a definitive merger agreement. The merger agreement was subsequently terminated on March 8, 1999 with no further discussions. The Company incurred $3,675,000 in transaction costs in connection with the definitive merger agreement which were expensed in the first quarter of 1999. Additionally, the Company successfully exited seven underperforming restaurants included in the 1998 store closings charge and recorded a special credit of $730,000, during the second quarter of 1999, due to the reversal of amounts originally recorded, since five lease terminations were resolved favorably relative to amounts accrued at December 31, 1998.

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

   Effective January 1, 1996, the Company entered into a Consulting Service Agreement (the "Agreement") with Fertitta Hospitality, LLC ("Fertitta Hospitality"), which is jointly owned by the Chairman and Chief Executive Officer of the Company and his wife. Pursuant to the Agreement, the Company provides limited consulting services to Fertitta Hospitality with respect to management and operational matters, administrative and personnel matters. The Company receives a consulting fee of $2,500 per month under the Agreement plus

                          LANDRY'S RESTAURANTS, INC.

the reimbursement of all out-of-pocket expenses and such additional compensation as may be agreed upon. The Agreement provides for a one-year term, was renewed in 2001, and is automatically renewed unless either party terminates the Agreement upon 30 days' written notice to the other party.

   In 1999, the Company entered into a ground lease with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of the Company, on land owned by the Company adjacent to the Company's corporate headquarters. The ground lease is for a term of five years with one option renewal period. Under the terms of the ground lease, 610 Loop Venture pays the Company base rent of $12,000 per month plus pro-rata real property taxes and insurance. 610 Loop Venture also has the option to purchase certain property based upon an appraised value.


   In 2002, the Company entered into an $8,000 per month, 20 year, with option renewals, ground lease agreement with Fertitta Hospitality for a new Rainforest Cafe on prime waterfront land in Galveston, Texas. The annual rent is equal to the greater of the base rent or percentage rent up to six percent, plus taxes and insurance.


   The foregoing agreements were entered into between related parties and were not the result of arm's-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable to the Company than might have been obtained from unaffiliated third parties. The Company believes that the terms of the transactions were at least as favorable to the Company as that which could have been obtained in arm's-length transactions with unaffiliated parties.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following is a summary of unaudited quarterly consolidated results of operations (in thousands, except per share data).

                                                            March 31, June 30, September 30, December 31,
                                                              2001      2001       2001          2001
                                                            --------- -------- ------------- ------------
Quarter Ended:
   Revenues................................................ $175,955  $207,415   $202,786      $160,486
   Operating income........................................ $  8,187  $ 17,794   $ 17,324      $  5,055
   Net income.............................................. $  3,700  $ 10,605   $ 10,543      $  2,071
   Net income per share (basic)............................ $   0.17  $   0.49   $   0.48      $   0.09
   Net income per share (diluted).......................... $   0.17  $   0.47   $   0.46      $   0.09
                                                            March 31, June 30, September 30, December 31,
                                                              2000      2000       2000          2000
                                                            --------- -------- ------------- ------------
Quarter Ended:
   Revenues................................................ $110,951  $134,042   $133,108      $142,879
   Asset impairment, store closings and special charges.... $     --  $  2,000   $     --      $  6,292
   Operating income (loss)................................. $  5,867  $ 11,010   $ 13,150      $   (571)
   Net income (loss)....................................... $  3,022  $  6,278   $  7,845      $ (2,495)
   Net income per share (basic)............................ $   0.12  $   0.26   $   0.34      $  (0.12)
   Net income per share (diluted).......................... $   0.12  $   0.26   $   0.34      $  (0.12)
   Net income per share before special charges (diluted)... $   0.12  $   0.31   $   0.34      $   0.08

                          LANDRY'S RESTAURANTS, INC.

                                                         March 31, June 30,  September 30, December 31,
                                                           1999      1999        1999          1999
                                                         --------- --------  ------------- ------------
Quarter Ended:
   Revenues............................................. $101,266  $123,607    $116,510      $97,603
   Store closings and special charges (credit).......... $  3,675  $   (730)   $     --      $    --
   Operating income..................................... $    482  $ 10,945    $ 10,822      $ 2,994
   Net income........................................... $    238  $  7,068    $  6,592      $ 1,478
   Net income per share (basic)......................... $   0.01  $   0.25    $   0.26      $  0.06
   Net income per share (diluted)....................... $   0.01  $   0.25    $   0.25      $  0.06
   Net income per share before special charges (credit)
     (diluted).......................................... $   0.09  $   0.24    $   0.25      $  0.06

                          LANDRY'S RESTAURANTS, INC.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 28th day of February, 2002.

                                          LANDRY'S RESTAURANTS, INC.

                                          TILMAN J. FERTITTA
                                          --------------------------------------
                                          Tilman J. Fertitta,
                                          Chairman of the Board, President and
                                          Chief Executive Officer
   Each person whose signature appears below constitutes and appoints Tilman J. Fertitta, Paul S. West and Steven L. Scheinthal, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign on his behalf individually and in each capacity stated below any amendment to this Annual Report on Form 10-K and any amendment thereto and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


     Signature                             Title                              Date
     ---------                             -----                              ----

TILMAN J. FERTITTA   Chairman, President and Chief                      February 28, 2002
--------------------
Tilman J. Fertitta     Executive Officer, and Director
                       (Principal Executive Officer)

   PAUL S. WEST      Vice President, Chief Financial                    February 28, 2002
--------------------
   Paul S. West        Officer, and Director
                       (Principal Executive Officer)

STEVEN L. SCHEINTHAL Vice President, Secretary,                         February 28, 2002
--------------------
Steven L. Scheinthal   General Counsel and Director

MICHAEL S. CHADWICK  Director                                           February 28, 2002
--------------------
Michael S. Chadwick

 JAMES E. MASUCCI    Director                                           February 28, 2002
--------------------
 James E. Masucci

  JOE MAX TAYLOR     Director                                           February 28, 2002
--------------------
  Joe Max Taylor

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

Exhibit No.                                               Exhibit
-----------                                               -------
     3.1    Certificate of Incorporation of Landry's Seafood Restaurants, Inc. as filed with the Delaware
            Secretary of State on June 23, 1993, as amended -A- (See Exhibit 3.1) and -B-
     3.2    Amendment to Certificate of Incorporation -A-
     3.3    Bylaws of Landry's Seafood Restaurants, Inc. -A- (See Exhibit 3.2)
     4      Specimen Common Stock Certificate, $.01 par value, of Landry's Seafood Restaurants, Inc. -A-
    10.1    1993 Stock Option Plan ("Plan") -C-
    10.2    Form of Incentive Stock Option Agreement under the Plan -A- (See Exhibit 10.61)
    10.3    Form of Non-Qualified Stock Option Agreement under the Plan -A- (See Exhibit 10.62)
    10.4    Non-Qualified Formula Stock Option Plan for Non-Employee Directors ("Directors' Plan") -A-
    10.5    First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors -C-
    10.6    Form of Stock Option Agreement for Directors' Plan -A- (See Exhibit 10.64)
    10.7    Form of Personal Service and Employment Agreement of Tilman J. Fertitta -A- (See Exhibit 10.65)
    10.8    1995 Flexible Incentive Plan -C-
    10.9    Form of Consulting Services Agreement between Landry's Management, L.P. and Fertitta
            Hospitality -E-
    10.10   Form of Stock Option Agreement between Landry's Seafood Restaurants, Inc. and Tilman J.
            Fertitta -E-
    10.11   Contract of Sale and Development Agreement -G-
    10.12   Executive Employment Agreements -G-
    10.13   First Amended and Restated Credit Agreement date June 28, 2000, by and among Landry's Seafood
            Restaurants, Inc. and Bank of America, N.A., as Agent, and certain other financial institutions -I-
    10.14   Amendment No. 1 and Consent as of October 17, 2000 to the First Amended and Restated Credit
            Agreement dated June 28, 2000 by and among Landry's Seafood Restaurants Inc., the lenders from time to time party to the Credit Agreement, and Bank of America, N.A., as administrative agent for the Banks -K-
    10.15   Agreement and Plan of Merger, dated September 26, 2000, by and among Landry's Seafood
            Restaurants, Inc., LSR Acquisition Corp. and Rainforest Cafe, Inc. and related agreements -J-
  *10.16    Amendment No. 2 dated February 22, 2002 to the First Amended and Restated Credit Agreement
            dated June 28, 2000, by and among Landry's Seafood Restaurants, Inc. and Bank of America, N.A.,
            as Agent and certain other financial institutions.
  *11       Statement regarding computation of per share earnings--fully diluted -
  *21       Subsidiaries of Landry's Restaurants, Inc.
  *23       Consent of Arthur Andersen LLP
  *24       Power of Attorney--(see signature page)