Form 10-K405/A
period 2001-12-31
LANDRYS  RESTAURANTS INC
filed 2002-03-27
CIK 908652

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 2001 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from                 to

  Commission file number 000-22150

                               ----------------

                          LANDRY'S RESTAURANTS, INC.
          (Exact Name of the Registrant as Specified in Its Charter)

               DELAWARE                             74-0405386
     (State or Other Jurisdiction       (IRS Employer Identification No.)
   ofIncorporation or Organization)


                                                      77027
         1510 WEST LOOP SOUTH                       (Zip Code)
             HOUSTON, TX
   (Address of Principal Executive
               Offices)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   The registrant hereby amends the following items of its Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on February 28, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   Our board of directors consists of six members:

                                                               Director  Term
              Name             Age          Positions           Since   Expires
              ----             ---          ---------          -------- -------
   Tilman J. Fertitta(3)......  44 President, Chief Executive    1993    2002
                                   Officer and Director
   Steven L. Scheinthal(3)....  40 Vice President of             1993    2002
                                   Administration, General
                                   Counsel, Secretary and
                                   Director
   Paul S. West(3)............  43 Vice President of Finance,    1994    2002
                                   Chief Financial Officer and
                                   Director
   Michael S. Chadwick(1).....  50 Director                      2001    2002
   James E. Masucci(1)(2).....  69 Director                      1993    2002
   Joe Max Taylor(1)(2).......  69 Director                      1993    2002

--------
(1) Member of Audit Committee
(2) Member of Compensation and Stock Option Committee
(3) Member of Executive Committee

   Mr. Fertitta has served as President and Chief Executive Officer of the Company since 1987. In 1988, he became the controlling stockholder and assumed full responsibility for all of the Company's operations. Prior to serving as President and Chief Executive Officer of the Company, Mr. Fertitta devoted his full time to the control and operation of a hospitality and development company. Mr. Fertitta serves on the boards of the Houston Livestock Show and Rodeo, Space Center Houston, the Museum of Fine Arts, The Greater Houston Convention and Visitor's Bureau, the Better Business Bureau of Houston, and the Childress Foundation. He is also a minority partner in the Houston Texans National Football League team.

   Mr. Scheinthal has served as Vice President of Administration, General Counsel and Secretary to the Company since September 1992. He devotes a substantial amount of time to lease and contract negotiations and is primarily responsible for the Company's compliance with federal, state and local ordinances. Prior to joining the Company, he was a partner in the law firm of Stumpf & Falgout in Houston, Texas. Mr. Scheinthal represented the Company for approximately five years before joining the Company. He has been licensed to practice law in the state of Texas since 1984.

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

   Mr. Chadwick has been engaged in the commercial and investment banking businesses since 1975. From 1988 to 1994, Mr. Chadwick was President of Chadwick, Chambers & Associates, Inc., a private merchant and investment banking firm in Houston, Texas, which he founded in 1988. In 1994, Mr. Chadwick joined Sanders Morris Harris, an investment banking and financial advisory firm, as Senior Vice President and a Managing Director in the Corporate Finance Group.

   Mr. Masucci is self-employed as an advertising consultant. From 1956 until June 1996, he was employed by Capital Cities/ABC ("ABC"). His last position with ABC was as President and General Manager of KTRK-TV, an ABC-owned station in Houston, Texas, a position he held from August 1990 to June 1996. Prior to serving as President, Mr. Masucci served in various executive positions with KTRK-TV and has served as Division Vice President and Vice President of the Broadcast Division of ABC.

   Mr. Taylor recently retired as the chief law enforcement administrator for Galveston County, Texas. He has served as a Director and Executive Committee member of American National Insurance Company, a publicly traded insurance company, for ten years and served on the Board of Directors of Moody Gardens, a hospitality and entertainment complex located in Galveston, Texas.

Executive Officers

   In addition to Messrs. Fertitta, Scheinthal and West, for which information is provided above, the following person is an executive officer of the registrant:

                                                                 Officer  Term
                  Name                 Age       Position         Since  Expires
                  ----                 ---       --------        ------- -------
   Richard E. Ervin...................  45 Vice President of      1991    2002
                                           Restaurant Operations

   Mr. Ervin has served as Vice President of Restaurant Operations since 1991. Prior to that time, he was the Vice President of Internal Controls and Director of Beverage Operations. He has over 16 years of experience in high volume, multi-unit food and beverage operations. His experience includes new restaurant development and employee training programs.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. We believe, based solely on a review of the copies of such reports furnished to us and representations from our directors and executive officers, that all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth in summary, compensation paid by us and our subsidiaries for the year ended December 31, 2001 to our executive officers whose cash compensation exceeded $100,000:

                                                                    Long Term
                                                                   Compensation
                                                                   ------------
                                              Annual Compensation     Awards
                                              -------------------- ------------
                                                                    Securities
                                                                    Underlying
                                                   Salary   Bonus  Options/SARs
         Name and Principal Position          Year   ($)   ($)(1)      (#)
         ---------------------------          ---- ------- ------- ------------
Tilman J. Fertitta,(2)(3).................... 2001 730,000      --   250,000
President and Chief Executive Officer         2000 635,000 500,000   250,000
                                              1999 585,000 315,000         0
Steven L. Scheinthal,(2)..................... 2001 240,000      --    50,000
Vice President of Administration, Secretary   2000 210,000 185,000    50,000
 and General Counsel                          1999 188,461 115,000         0
Paul S. West,(2)............................. 2001 230,000      --    50,000
Vice President of Finance and                 2000 200,000 185,000    50,000
 Chief Financial Officer                      1999 180,000 115,000         0
Richard E. Ervin,(2)......................... 2001 175,000      --    37,500
Vice President of Restaurant Operations       2000 150,000 125,000    37,500
                                              1999 131,723  75,000         0

--------
(1) Bonuses were paid in the year after date indicated in table to reflect accomplishments in the year indicated. As of March 25, 2002, no bonus payments have been made for 2001.
(2) These executive officers received personal benefits in addition to salary. However, the Company has concluded that the aggregate amount of such personal benefits do not exceed the lesser of $50,000 or 10% of annual salary and bonus reported for each such executive. See "Employment Contracts and Change-in-Control Arrangements."
(3) Mr. Fertitta received expense reimbursements totaling $76,000.

   The following table provides details regarding stock options granted in 2001 to executive officers named in the Summary Compensation Table. In addition, in accordance with SEC rules, the hypothetical gains are shown that would exist for the respective options based on assumed rates of annual compounded growth in the stock price of 5% and 10% from the date the options were granted over the full option term. The actual value, if any, an executive may realize will depend on the spread between the market price and the exercise price on the date the options are exercised.

                     Option Grants in the Last Fiscal Year

                             Individual Grants
---------------------------------------------------------------------------
                                                                            Potential Realizable Value
                           No. of     % of Total                              at Assumed Annual Rates
                         Securities    Options                                    of Stock Price
                         Underlying   Granted to                              Appreciation for Option
                           Options       All                                        Term ($)(1)
                         Granted  in Employees in Exercise Price Expiration ---------------------------
          Name              2001         2001         ($/Sh)        Date         5%            10%
          ----           ----------- ------------ -------------- ---------- ------------- -------------
Tilman J. Fertitta......   250,000        39%          8.50      3/16/2011      1,337,500     3,387,500
Steven L. Scheinthal....    50,000         8%          8.50      3/16/2011        267,500       677,500
Paul S. West............    50,000         8%          8.50      3/16/2011        267,500       677,500
Richard E. Ervin........    37,500         6%          8.50      3/16/2011        200,625       508,125

--------
(1) Potential gains are net of the exercise price, but before taxes associated with the exercise. These amounts represent certain assumed rates of appreciation only, based on SEC rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock, overall market conditions and the option holder's continued employment through the vesting period. The amount reflected in this table may not necessarily be achieved. Amount shown under the "Potential Realizable Value" column have been calculated by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), subtracting the exercise price per share, and multiplying the gain per share by the number of shares covered by the option.

   The following table shows the number of shares acquired upon exercise of stock options in 2001, the value realized and the number of shares covered by both exercisable and unexercisable stock options held by executive officers named in the Summary Compensation Table at December 31, 2001. Also reported are the value for the "in-the-money" options which represent the positive spread between the exercise price of any such existing stock option and the price of the Common Stock as of December 31, 2001.

    Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

                                                      Number of Securities
                                                     Underlying Unexercised     Value of Unexercised
                                                   Options at Fiscal Year End In-The-Money Options at
                            Shares                            (#)              Fiscal Year-End ($)(1)
                         Acquired on     Value            Exercisable/              Exercisable/
          Name           Exercise (#) Realized ($)       Unexercisable             Unexercisable
          ----           ------------ ------------ -------------------------- ------------------------
Tilman J. Fertitta......        --            --      1,400,000 /      --     $10,478,757 / $       --
Steven L. Scheinthal....    33,500       299,825        109,833 / 156,667       1,379,317 /  1,816,838
Paul S. West............    98,334     1,044,926         44,999 / 156,667         559,237 /  1,816,838
Richard E. Ervin........    20,000       220,000         80,833 / 109,167       1,001,050 /  1,257,213

--------
(1) The values were determined on the basis of the closing Common Stock price of $18.65 on December 31, 2001 (the last trading day of the year), and equals the aggregate amount by which the market value of the option shares exceeded the exercise price of outstanding options.

Compensation of Directors

   Directors of the Company who are not executive officers received Director's fees of $30,000 for 2001, plus the expenses incurred by them on behalf of the Company. Non-employee Directors also receive $1,000 for each Audit, Compensation, and Stock Option Committee meeting, as well as other executive committees, they attend. During 2001, Mr. Taylor, in addition, received $44,000 in connection with security consulting and governmental affairs services he rendered for the Company. Each current non-employee director has received stock options to acquire shares of Common Stock under the Company's Non-Qualified Formula Stock Option Plan for Non-Employee Directors (the "Non-Employee Director's Plan"). The Non-Employee Director's Plan provides for the granting of non-qualified stock options to non-employee directors of the Company. Pursuant to the Non-Employee Director's Plan, 80,000 shares of Common Stock are reserved for issuance to eligible non-employee directors of the Company or its subsidiaries. The Non-Employee Director's Plan is administered by the President of the Company and requires that the purchase price under each option must not be less than 100% of the fair market value (as defined in the Non-Employee Director's Plan) of the Common Stock at the time of the grant of the option. Full payment for shares purchased upon exercise of an option must be made at the time of exercise and no shares may be issued until full payment is made. Options granted pursuant to the Non-Employee Director's Plan generally vest in five installments beginning no earlier than the first anniversary of the date of grant, and the options expire ten years from the grant date. The Non-Employee Director's Plan provides that an option agreement may include a provision for permitting an optionee the right to deliver previously owned shares of Common Stock in partial or full payment for shares to be purchased upon exercise of an option. In 1995, the Director's Plan was amended to provide that each non-employee director who received a grant of an option on the date such person was elected a director would receive an additional option in the amount of 2,000 shares each time such person was elected for an additional term as a director. Pursuant to the Non-Employee Director's Plan, each non-employee director receives an option to purchase 10,000 shares of Common Stock upon their appointment to the Board. In October, 2000, all persons who were non-employee independent directors at that time received a one-time grant of additional options to acquire 4,000 shares at a price of $7.00 per share. Upon their re-election in 2001, Messrs. Masucci and Taylor each received a 2,000 share option grant at $14.00 per share. Mr. Chadwick was appointed in 2001 and received his initial 10,000 share option grant at $12.40 per share. In 2001, in connection with their positions as Director as well as their functions as members of Committees of Non-Employee Independent Directors, Messrs. Chadwick, Masucci and Taylor were paid $18,000, $36,000 and $48,000 respectively.

Compensation Committee Interlocks and Insider Participation

   No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. The members of the Compensation Committee had no other relationships with the Company requiring disclosure pursuant to Item 404 of SEC Regulation S-K. No executive officer of the Company served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire Board of Directors) of another corporation an executive officer of which served on the Compensation Committee. No executive officer of the Company served as a director of another corporation an executive officer of which served on the Compensation Committee. No executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another corporation an executive officers of which served as a director of the Company.

Employment Contracts and Change-in-Control Arrangements

   The Company has entered into Personal Service and Employment Agreements with Mr. Fertitta (the "CEO") and each of Messrs. Scheinthal, West and Ervin (the "Additional Executives") that set forth the general terms and conditions of their employment for the period commencing January 1, 1998 through December 31, 2002. Each of the executives has the right to voluntarily terminate his employment upon 90 days' notice. Terms used herein are defined in each Executive's specific contract.

   Pursuant to the terms and provisions of the Personal Service and Employment Agreement between the Company and Mr. Fertitta (the "CEO's Agreement"), Mr. Fertitta has agreed to serve as President and Chief Executive Officer of the Company through December 31, 2002, and is subject to automatic five-year extensions. The CEO's Agreement provides that Mr. Fertitta will devote substantially all of his time and attention to the business and affairs of the Company and will receive, among other things, an annual base salary and annual cash bonuses in amounts determined by the Compensation Committee. In addition, Mr. Fertitta was granted the right to receive stock options covering 900,000 shares at an exercise price of $6.00 per share which were exercised in 1999. Mr. Fertitta is also entitled to a split-dollar life insurance policy and certain other benefits and perquisites, including use of a Company automobile and other transportation facilities, certain memberships, and matching charitable contributions on his behalf.

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

   The provisions of the Personal Service and Employment Agreements of the Additional Executives (the "Additional Executive Agreements") are substantially similar, differing only with respect to the specific amounts or value of certain items of compensation to which each Additional Executive is entitled. Each Additional Executive is entitled to split-dollar life insurance, charitable contributions on their behalf and certain other benefits and perquisites in addition to those made available to the Company's management generally. The Additional Executives were also granted stock options for the following number of shares: Mr. Scheinthal--200,000 shares; Mr. West--200,000 shares; and Mr. Ervin--125,000 shares at an exercise price of $6.00 per share.

   In the event an Additional Executives' employment is terminated as a result of his death or disability, he, or his legal representative, will receive his base salary throughout the remainder of the term, as well as benefits provided by the Company. In addition, any stock options that the Additional Executive received will immediately vest. In the event an Additional Executive's employment is terminated (i) by him other than for Good Reason or (ii) by the Company for Cause, the Additional Executive shall only be entitled to receive accrued compensation and unpaid expenses through his termination date. In the event an Additional Executive's employment is terminated by the Company other than for Cause, the Additional Executive shall be entitled to receive, his base salary for a period of twelve months and maintenance of all insurance benefits. In the event any Additional Executive's employment is terminated following a Change in Control, the Additional Executive will: (i) receive a lump sum payment in consideration of his agreement not to compete in the following respective amounts: Mr. Scheinthal--$1,500,000; Mr. West--$1,500,000 and Mr. Ervin--$750,000, (ii) receive those benefits as he would have otherwise been entitled to receive had he been terminated by the Company other than for Cause,
(iii) have all stock options not yet vested immediately vest, and (iv) receive a continuation of certain other employee benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Holders and Management

   The following table sets forth, as of February 28, 2002, certain information regarding the beneficial ownership of the Company's Common Stock by (a) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (b) each director of the Company, (c) each executive officer named in the Summary Compensation Table above, and (d) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. The address of each of Messrs. Fertitta, Scheinthal, West, Ervin, Masucci and Taylor, and Hospitality Entertainment, L.L.C. ("Hospitality") is 1500 West Loop South, Houston, Texas 77027.

                                                                  Shares
                                                               Beneficially
                                                                   Owned
                                                             -----------------
   Name of Beneficial Owner                                   Number   Percent
   ------------------------                                  --------- -------
   Tilman J. Fertitta(1).................................... 6,500,000  27.6%
   Steven L. Scheinthal(2)..................................   215,500     *
   Paul S. West(2)..........................................   229,100     *
   Michael S. Chadwick(2)...................................       -0-     *
   James E. Masucci(2)......................................       800     *
   Joe Max Taylor(2)........................................       -0-     *
   Richard E. Ervin(2)......................................   144,500     *
   Hospitality Entertainment, L.L.C......................... 2,090,000   9.4%
   Dimensional Fund Advisors Inc.(3)........................ 2,064,814   9.3%
   Dalton, Greiner, Hartman, Maher & Co.(3)................. 1,603,487   7.2%
   All executive officers and directors as a group(4) (7
    persons)................................................ 7,089,100  29.7%

--------
*  Less than 1%.
(1) Includes 1,400,000 shares subject to options which are immediately exercisable and 2,090,000 shares owned of record by Hospitality. Mr. Fertitta has a 90% record ownership interest in Hospitality (his wife owns the remaining 10%) and thus controls Hospitality. Mr. Fertitta is deemed to share voting and dispositive power with Hospitality with respect to such 2,090,000 shares.
(2) Includes 131,500, 81,666, 0, 800, 0 and 137,500 shares subject to options, respectively for the persons named in the above table, which are exercisable prior to May 25, 2002 (within 60 days of the date of filing this document).
(3) The information set forth herein has been compiled from filings made with the SEC on Schedules 13-G dated as of February 12 and January 29, 2002 respectively. In each case, the named entity possesses sole or shared beneficial ownership of the shares listed.
(4) Includes 1,751,466 shares subject to options for all officers and directors as a group which are, or will become, exercisable prior to May 25, 2002 (within 60 days of the date of filing this document).

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

   Effective January 1, 1996, the Company entered into a Consulting Service Agreement (the "Agreement") with Fertitta Hospitality, L.L.C. ("Fertitta Hospitality"), which is jointly owned by the Chairman and Chief Executive Officer of the Company and his wife. Pursuant to the Agreement, the Company provides limited services to Fertitta Hospitality with respect to management and operational matters, administrative, personnel and transportation matters. The Company receives a fee of $2,500 per month under the Agreement plus the reimbursement of all out-of-pocket expenses and such additional compensation as may be agreed upon. The Agreement provides for a one-year term, which is automatically renewed unless either party terminates the Agreement upon 30 days' written notice to the other party.

   In 1999, the Company entered into a ground lease agreement with 610 Loop Venture, LLC, a company wholly-owned by the Chairman and Chief Executive Officer of the Company, on land adjacent to the Company's corporate headquarters. The ground lease is for a term of five years with one option renewal period. Under the terms of the ground lease, 610 Loop Venture pays the Company base rent of $12,000 per month plus pro-rata real property taxes and insurance. 610 Loop Venture also has the option to purchase certain property based upon an appraised value.

   In 2002, in connection with the construction of a Rainforest Cafe restaurant on a prime tract of waterfront property in Galveston, Texas, the Company entered into a 20-year, with option renewals, ground lease agreement with Fertitta Hospitality having a base rent of $96,000 per year. Pursuant to the terms of the lease, the annual rent is equal to the greater of the base rent or sliding scale percentage rent of from four to six percent of restaurant revenues, plus taxes and insurance. The terms of the lease were approved by the non-employee members of the Board of Directors, who received the opinion of an independent real estate firm that the economic and non-economic terms of the lease was a fair-market transaction.

   The above agreements were entered into between related parties and not the result of arm's-length negotiations. Accordingly, the terms of each transaction may have been more or less favorable to the Company than might have been obtained from unaffiliated third parties. The Company believes that the terms of each transaction were at least as favorable to the Company as that which could have been obtained in arm's-length transactions with an unaffiliated party.

                           LANDRY'S RESTAURANTS, INC.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 25th day of March, 2002.

                                          Landry's Restaurants, Inc.

                                                 /s/ Tilman J. Fertitta
                                          By: _________________________________
                                                     Tilman J. Fertitta
                                              Chairman of the Board, President
                                                            and
                                                  Chief Executive Officer

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Tilman J. Fertitta           Chairman, President and      March 25, 2002
______________________________________  Chief
          Tilman J. Fertitta            Executive Officer, and
                                        Director
                                        (Principal Executive
                                        Officer)

         /s/ Paul S. West              Vice President, Chief        March 25, 2002
______________________________________  Financial Officer and
             Paul S. West               Director
                                        (Principal Accounting
                                        Officer)

     /s/ Steven L. Scheinthal          Vice President, Secretary,   March 25, 2002
______________________________________  General Counsel and
         Steven L. Scheinthal           Director

     /s/ Michael S. Chadwick           Director                     March 25, 2002
______________________________________
         Michael S. Chadwick

       /s/ James E. Masucci            Director                     March 25, 2002
______________________________________
           James E. Masucci

        /s/ Joe Max Taylor             Director                     March 25, 2002
______________________________________
            Joe Max Taylor