Form 10-Q
period 2002-03-31
LANDRYS  RESTAURANTS INC
filed 2002-05-10
CIK 908652

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

                          AS OF MAY 2, 2002 THERE WERE
                      27,836,166 SHARES OF $0.01 PAR VALUE
                            COMMON STOCK OUTSTANDING

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           LANDRY'S RESTAURANTS, INC.

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I. FINANCIAL INFORMATION

Item 1 Financial Statements............................................     2

   Condensed Unaudited Consolidated Balance Sheets at March 31, 2002
    and December 31, 2001..............................................     3

   Condensed Unaudited Consolidated Statements of Income for the Three
    Months Ended March 31, 2002 and March 31, 2001.....................     4

   Condensed Unaudited Consolidated Statement of Stockholders' Equity
    for the Three Months Ended March 31, 2002..........................     5

   Condensed Unaudited Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 2002 and March 31, 2001...............     6

   Notes to Condensed Unaudited Consolidated Financial Statements......     7

Item 2 Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................    10


PART II. OTHER INFORMATION

Item 1 Legal Proceedings...............................................    13

Signatures.............................................................    14

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

  . business strategy and measures to implement such strategy;

  . competitive strengths;

  . expansion and growth of our business and operations;

  . plans;

  . references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and

  . other similar expressions.

   Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans will be achieved.

                           LANDRY'S RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                       March 31,   December 31,
                                                          2002         2001
                                                      ------------ ------------
                       ASSETS                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.......................... $ 20,081,449 $ 31,081,008
  Accounts receivable--trade and other...............   16,439,254   13,518,828
  Inventories........................................   31,292,314   33,562,608
  Deferred taxes.....................................    5,621,459    5,621,459
  Other current assets...............................   10,503,443   10,336,996
                                                      ------------ ------------
    Total current assets.............................   83,937,919   94,120,899
                                                      ------------ ------------
PROPERTY AND EQUIPMENT, net..........................  629,033,066  587,828,723
GOODWILL, net........................................    2,434,547    2,438,996
OTHER ASSETS, net....................................    7,576,726    5,782,578
                                                      ------------ ------------
    Total assets..................................... $722,982,258 $690,171,196
                                                      ============ ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................... $ 45,945,933 $ 45,027,820
  Accrued liabilities................................   65,468,706   55,109,685
  Current portion of long-term debt..................       50,000           --
                                                      ------------ ------------
    Total current liabilities........................  111,464,639  100,137,505
                                                      ------------ ------------
LONG-TERM DEBT, NET OF CURRENT PORTION...............  186,204,200  175,000,000
DEFERRED TAXES.......................................    5,404,979    4,126,948
OTHER LIABILITIES....................................   17,484,001   17,236,120
                                                      ------------ ------------
    Total liabilities................................  320,557,819  296,500,573
                                                      ------------ ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 60,000,000 shares
   authorized, 22,271,245 and 21,996,369, issued and
   outstanding, respectively.........................      222,712      219,964
  Additional paid-in capital.........................  308,716,255  305,598,659
  Retained earnings..................................   93,485,472   87,852,000
                                                      ------------ ------------
    Total stockholders' equity.......................  402,424,439  393,670,623
                                                      ------------ ------------
    Total liabilities and stockholders' equity....... $722,982,258 $690,171,196
                                                      ============ ============


    The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                           LANDRY'S RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended March
                                                                31,
                                                     --------------------------
                                                         2002          2001
                                                     ------------  ------------
REVENUES............................................ $192,169,998  $175,954,964
OPERATING COSTS AND EXPENSES:
  Cost of revenues..................................   55,400,794    52,054,649
  Restaurant labor..................................   55,281,845    51,692,170
  Other restaurant operating expenses...............   49,910,439    45,302,304
  General and administrative expenses...............    9,521,685     9,034,984
  Depreciation and amortization.....................    9,885,157     8,602,074
  Restaurant pre-opening expenses...................    1,282,237     1,081,776
                                                     ------------  ------------
    Total operating costs and expenses..............  181,282,157   167,767,957
                                                     ------------  ------------
OPERATING INCOME....................................   10,887,841     8,187,007
OTHER EXPENSE (INCOME):
  Interest expense (income), net....................    2,088,598     2,785,020
  Other, net........................................     (162,146)       39,609
                                                     ------------  ------------
    Total other expense.............................    1,926,452     2,824,629
                                                     ------------  ------------
INCOME BEFORE INCOME TAXES..........................    8,961,389     5,362,378
PROVISION FOR INCOME TAXES..........................    2,778,030     1,662,337
                                                     ------------  ------------
NET INCOME.......................................... $  6,183,359  $  3,700,041
                                                     ============  ============
EARNINGS PER SHARE INFORMATION:
BASIC--
  Net income........................................ $       0.28  $       0.17
  Weighted average number of common shares
   outstanding......................................   22,150,000    21,500,000
DILUTED--
  Net income........................................ $       0.27  $       0.17
  Weighted average number of common share
   equivalents outstanding..........................   23,200,000    22,040,000



    The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                           LANDRY'S RESTAURANTS, INC.

       CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            Common Stock      Additional
                         -------------------   Paid-In     Retained
                           Shares    Amount    Capital     Earnings       Total
                         ---------- -------- ------------ -----------  ------------
Balance, December 31,
 2001................... 21,996,369 $219,964 $305,598,659 $87,852,000  $393,670,623
Net income..............         --       --           --   6,183,359     6,183,359
Dividends paid..........         --       --           --    (549,887)     (549,887)
Exercise of stock
 options and income tax
 benefit................    274,876    2,748    3,117,596          --     3,120,344
                         ---------- -------- ------------ -----------  ------------
Balance, March 31,
 2002................... 22,271,245 $222,712 $308,716,255 $93,485,472  $402,424,439
                         ========== ======== ============ ===========  ============





    The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                           LANDRY'S RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................... $  6,183,359  $  3,700,041
  Adjustments to reconcile net income to net cash
   provided by operating activities--
    Depreciation and amortization..................    9,885,157     8,602,074
    Change in assets and liabilities-net and
     other.........................................    5,018,608    (2,020,293)
                                                    ------------  ------------
    Total adjustments..............................   14,903,765     6,581,781
                                                    ------------  ------------
      Net cash provided by operating activities....   21,087,124    10,281,822
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions.................  (15,789,796)  (19,595,846)
  Payment of acquisition integration liabilities...   (1,391,242)  (18,541,242)
  Purchase of Muer Seafood Restaurants, net of cash
   acquired........................................  (27,652,773)           --
                                                    ------------  ------------
    Net cash used in investing activities..........  (44,833,811)  (38,137,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options..........    2,297,015       588,541
  Borrowings (payments) under credit line, net.....   11,000,000    17,975,016
  Dividends paid...................................     (549,887)     (537,435)
                                                    ------------  ------------
    Net cash provided by (used in) financing
     activities....................................   12,747,128    18,026,122
                                                    ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................  (10,999,559)   (9,829,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...   31,081,008    26,159,525
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......... $ 20,081,449  $ 16,330,381
                                                    ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments during the period for--
    Income taxes................................... $    165,801  $    180,000
                                                    ============  ============
    Interest....................................... $  2,514,110  $  2,605,000
                                                    ============  ============


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           LANDRY'S RESTAURANTS, INC.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

   Landry's Restaurants, Inc. (the "Company") owns and operates seafood restaurants primarily under the trade names Landry's Seafood House, Joe's Crab Shack, The Crab House and Charley's Crab. In addition, the Company owns and operates domestic and licenses international rainforest themed restaurants under the trade name Rainforest Cafe.

   The Company is also the developer and operator of the Kemah Boardwalk, located near Houston, Texas. The Kemah Boardwalk is a thirty acre waterfront restaurant development including seven restaurants, a boutique hotel, retail shops, amusement attractions, and a marina.

   In February 2002, the Company acquired C.A. Muer Seafood Restaurants, Inc. ("Muer Acquisition"), the owner and operator of 16 seafood restaurants for approximately $28.0 million.

 Principles of Consolidation

   The accompanying financial statements include the consolidated accounts of Landry's Restaurants, Inc., a Delaware holding company and its wholly and majority owned subsidiaries and partnership.

 Basis of Presentation

   The consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 2001. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company's December 31, 2001, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

   Two recent financial accounting standards were issued addressing accounting for business combinations, goodwill and other intangible assets. Management does not believe either pronouncement has a material effect on the Company's financial statements.

2. ACCRUED LIABILITIES

   Accrued liabilities are comprised of the following:

                                                        March 31,   December
                                                          2002      31, 2001
                                                       ----------- -----------
Payroll and related costs............................. $16,406,892 $14,137,640
Rent, insurance and taxes, other than payroll and
 income taxes.........................................  27,405,498  24,845,811
Acquisition accruals (Rainforest Cafe and Muer).......   4,132,091   3,569,111
Other.................................................  17,524,225  12,557,123
                                                       ----------- -----------
                                                       $65,468,706 $55,109,685
                                                       =========== ===========

                           LANDRY'S RESTAURANTS, INC.

   During the three months ended March 31, 2002, accrued Rainforest Cafe acquisition costs were reduced by cash payments aggregating $845,000. In connection with the preliminary purchase price allocation for the Muer Acquisition, the Company recorded $1,856,000 in acquisition integration liabilities, of which $546,000 was paid during the three months ended March 31, 2002.

3. DEBT

   The Company has a $205.0 million credit line from a syndicate of banks. The credit line may be increased to $220.0 million at the request of the Company, subject to the addition of participating banks. The credit line matures in July 2004, and is available for expansion, acquisitions, share repurchases, and other general corporate purposes. Interest on the credit line is payable monthly or quarterly at Libor or the banks' base rate plus a financing spread (aggregating 4.5% at March 31, 2002). The credit line is governed by certain financial covenants.

4. CONTINGENCIES

 Class Action Litigation

   Class action lawsuits were filed in 1999 against the Company in the United States District Court for the Southern District of Texas. These actions name as defendants the Company along with others that participated in the Company's offering of common stock in March 1998. Such lawsuits allege that the defendants violated certain Federal securities laws. The plaintiffs in these actions seek unspecified monetary damages. The Company believes these claims are without merit. The parties to these lawsuits have reached a settlement, subject to judicial review and other procedural activities before it becomes final.

 Dissenters Rights Litigation

   Eighty-one former shareholders (holding 4,406,655 shares) of Rainforest Cafe, Inc. dissented to the merger between the Company and Rainforest Cafe. On February 13, 2001, Rainforest Cafe sent each of the 81 dissenting shareholders, Rainforest Cafe's estimate of fair value per share, along with a check in the amount of $3.25 per share, which was the original acquisition price per share. Subsequently, 78 of the dissenting shareholders have made a demand for supplemental payment based on their belief that the fair value per share of common stock of the former Rainforest Cafe was greater than $3.25 per share. The Company believes that its estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is inflated. The Company is vigorously pursuing its determination of fair value in an appraisal proceeding in a Minnesota District Court.

 General Litigation

   The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

5. STOCKHOLDERS' EQUITY

   In April 2002, the Company completed a public offering of 5,297,500 shares of the Company's common stock. Net proceeds of the offering were approximately $133.1 million and are to be used to repay outstanding borrowings, finance expansion, acquisitions, and for other corporate purposes.

                           LANDRY'S RESTAURANTS, INC.

   A reconciliation of the amounts used to compute net income per common share-diluted is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                            2002       2001
                                                         ---------- ----------
Net income.............................................. $6,183,359 $3,700,041
                                                         ---------- ----------
Weighted average common shares outstanding.............. 22,150,000 21,500,000
Dilutive common stock equivalents--stock options........  1,050,000    540,000
                                                         ---------- ----------
Weighted average common and common equivalent shares
 outstanding--diluted................................... 23,200,000 22,040,000
                                                         ========== ==========
Net income per share--diluted........................... $     0.27 $     0.17
                                                         ========== ==========

                           LANDRY'S RESTAURANTS, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

   We own and operate full-service, casual dining restaurants. As of March 31, 2002, we operated 213 restaurants.

   In February 2002, we added 16 seafood restaurants located primarily in Michigan and Florida from the Muer Acquisition.

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

  . business strategy and measures to implement such strategy;

  . competitive strengths;

  . expansion and growth of our business and operations;

  . plans;

  . references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and

  . other similar expressions.

   Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans will be achieved.

Results of Operations

 Restaurant Profitability

   The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2002       2001
                                                           ---------  ---------
Revenues..................................................     100.0%     100.0%
Cost of revenues..........................................      28.8       29.6
Restaurant labor..........................................      28.8       29.4
Other restaurant operating expenses (1)...................      26.0       25.7
                                                           ---------  ---------
Restaurant level profit (1)...............................      16.4%      15.3%
                                                           =========  =========

--------
(1) Excludes depreciation, amortization and pre-opening expenses.

 Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

   Revenues increased $16,215,034, or 9.2%, from $175,954,964 to $192,169,998 for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. The increase in revenues was primarily attributable to revenues from new restaurant openings, a same store sales increase of 2.6% for the Company's seafood restaurants, and the inclusion of revenues from the Muer Acquisition.

   As a primary result of increased revenues, cost of revenues increased $3,346,145, or 6.4%, from $52,054,649 to $55,400,794 in the three months ended
March 31, 2002, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended March 31, 2002, decreased to 28.8%, from 29.6% in 2001. The decrease in cost of revenues as a percentage of revenues primarily reflects menu changes and lower product costs in 2002 as compared to 2001.

   Restaurant labor expenses increased $3,589,675 or 6.9%, from $51,692,170 to $55,281,845 in the three months ended March 31, 2002, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended March 31, 2002, decreased to 28.8% from 29.4% in 2001, as a result of increases in hourly labor productivity.

   Other restaurant operating expenses increased $4,608,135, or 10.2%, from $45,302,304 to $49,910,439 in the three months ended March 31, 2002, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 26.0% in 2002 from 25.7% in 2001, as a primary result of higher advertising and insurance costs. The Company anticipates that 2002 advertising and marketing expenses will increase as a percentage of revenues over the prior year.

   General and administrative expenses increased $486,701, or 5.4%, from $9,034,984 to $9,521,685 in the three months ended March 31, 2002, compared to the same period in the prior year, and decreased slightly as a percentage of revenues to 5.0% in 2002 from 5.1% in 2001. The dollar amount increase was a result of increased revenues and personnel required to support the Company's operations.

   Depreciation and amortization expense increased $1,283,083, or 14.9%, from $8,602,074 to $9,885,157 in the three months ended March 31, 2002, compared to the same period in the prior year. The increase for 2002 was primarily due to the addition of new restaurants and equipment, and an asset impairment charge of approximately $500,000.

   The decrease in net interest expense in the three months ended March 31, 2002, as compared to the prior year, is primarily due to the Company's lower borrowing rate. The Company's average borrowing rate declined by approximately 2.9% from March 31, 2001, to March 31, 2002. The change in other expense (income), net was not deemed material.

   Provision for income taxes increased by $1,115,693 to $2,778,030 in the three months ended March 31, 2002 from $1,662,337 in 2001 primarily due to changes in the Company's pre-tax income.

 Liquidity and Capital Resources

   In April 2002, we completed a public offering of 5,297,500 shares of common stock and raised approximately $133 million. These proceeds were initially used to pay down the majority of amounts outstanding on our credit line. Our $205 million line of credit from a syndicate of banks matures in July 2004, and is available for expansion, acquisitions, share repurchases and other general corporate purposes. At March 31, 2002, we had $186 million outstanding under this credit facility, which was substantially repaid in April 2002.

   For the three months ended March 31, 2002, we funded our capital expenditures of $15.8 million, out of existing cash balances, cash flow from operations and borrowings. In February 2002, we acquired 16 seafood restaurants in the Muer Acquisition for approximately $28 million.

   We expect to spend between $90 and $100 million on capital expenditures in 2002 in addition to the $28 million Muer Acquisition. The capital expenditures include partial construction costs on an estimated sixteen new seafood restaurants, one new Rainforest Cafe restaurant, and a new Aquarium restaurant, which are expected to open in 2002 or early 2003, plus further land acquisition costs and other capital expenditures. We have entered into an agreement to construct and operate a convention center in the City of Galveston, Texas. The Galveston Convention Center's estimated construction costs of approximately $28 million and subsequent operating expenses will not be funded by us, but by governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the convention center development and related management contract, we are obligated to purchase and donate, with a reversionary interest, land required for use by the Galveston Convention Center. Under the agreement, we will have the right to one-half of any profits generated by the operation of the convention center.

   We have previously purchased property, including a multi-story building, adjacent to the new Houston professional baseball park and close to the Houston Convention Center. The property is also near the proposed new professional basketball arena and other major venues under development and construction in the downtown area of Houston, Texas. Subject to the availability of financing and certain tax abatements, we plan to renovate the existing building into a 200-room hotel. We expect renovation and construction costs to be approximately $25 million, which would be expended over the next three years.

   We plan to fund 2002 capital expenditures and any additional restaurant acquisitions out of proceeds from existing cash balances, cash flow from operations and availability under our existing credit facility. As a result of our tax carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced Federal income tax payments for the foreseeable future, and therefore provide additional cash flow for funding our business activities and debt service.

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

 Impact of Inflation

   We do not believe that inflation has had a significant effect on our operations during the past several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in restaurant labor costs, including expected future increases in federal minimum wages, land and construction costs could adversely affect our profitability and ability to expand.

 Quantitative and Qualitative Disclosures Amount Market Risk

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

 Interest Rate Risk

   Total debt at March 31, 2002, included $186.0 million of floating-rate debt attributed to a bank line of credit facility at an average interest rate of 4.5%. In April 2002, the amounts outstanding under the facility were substantially repaid. As a result, our annual interest cost in 2002 will fluctuate based on borrowings outstanding and short-term interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Dissenters Rights Litigation

   Eighty-one former shareholders (holding 4,406,655 shares) of Rainforest Cafe, Inc. dissented to the merger between the Company and Rainforest Cafe. On February 13, 2001, Rainforest Cafe sent each of the 81 dissenting shareholders, Rainforest Cafe's estimate of fair value per share, along with a check in the amount of $3.25 per share, which was the original acquisition price. Subsequently, 78 of the dissenting shareholders have made a demand for supplemental payment based on their belief that the fair value per share of common stock in the former Rainforest Cafe was greater than $3.25 per share. The Company believes that its estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is significantly inflated. The Company is vigorously pursuing its determination of fair value in an appraisal proceeding in a Minnesota District Court.

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

                                          LANDRY'S RESTAURANTS, INC.
                                          (Registrant)

                                          /s/ Tilman J. Fertitta
                                          _____________________________________
                                          Tilman J. Fertitta
                                          Chairman of the Board of Directors,
                                          President and Chief Executive
                                           Officer
                                          (Principal Executive Officer)

                                          /s/ Paul S. West
                                          _____________________________________
                                          Paul S. West
                                          Vice President--Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)

Dated: May 10, 2002