Form 10-Q
period 2002-06-30
LANDRYS  RESTAURANTS INC
filed 2002-08-14
CIK 908652

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                       Commission file number 000-22150

                          LANDRY'S RESTAURANTS, INC.
          (Exact name of the registrant as specified in its charter)
                     DELAWARE
                  (State or other
                  jurisdiction of              74-00405386
                 incorporation or           ( I.R.S. Employer
                   organization)           Identification No.)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                       AS OF AUGUST 12, 2002 THERE WERE
                     27,868,750 SHARES OF $0.01 PAR VALUE
                           COMMON STOCK OUTSTANDING.

================================================================================

                          LANDRY'S RESTAURANTS, INC.

                                     INDEX

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements...................................................................    2

   Condensed Unaudited Consolidated Balance Sheets at June 30, 2002 and December 31, 2001......    3

   Condensed Unaudited Consolidated Statements of Income for the Three and Six Months Ended
     June 30, 2002 and June 30, 2001...........................................................    4

   Condensed Unaudited Consolidated Statement of Stockholders' Equity for the Six Months Ended
     June 30, 2002.............................................................................    5

   Condensed Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30,
     2002 and June 30, 2001....................................................................    6

Notes to Condensed Unaudited Consolidated Financial Statements.................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..    9

Item 3. Quantitative and Qualitative Disclosures About Market Risks............................   13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................................................   13
Item 2. Changes in Securities..................................................................   13
Item 3. Defaults Upon Senior Securities........................................................   13
Item 4. Submission of Matters to a Vote of Security Holders....................................   13
Item 5. Other Information......................................................................   14
Item 6. Exhibits and Reports on Form 8-K.......................................................   14

Signatures.....................................................................................   15

Exhibit 99.1 Certification.....................................................................   16

                          LANDRY'S RESTAURANTS, INC.

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

   We have prepared the accompanying condensed unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring entries) necessary for fair presentation of our results of operations, financial position and changes therein for the periods presented have been included.

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

                          LANDRY'S RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,    December 31,
                                                                                2002          2001
                                                                            ------------  ------------
                                  ASSETS                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents............................................... $ 25,944,546  $ 31,081,008
   Accounts receivable--trade and other....................................   18,186,050    13,518,828
   Inventories.............................................................   31,618,044    33,562,608
   Deferred taxes..........................................................    5,621,459     5,621,459
   Other current assets....................................................    9,614,320    10,336,996
                                                                            ------------  ------------
       Total current assets................................................   90,984,419    94,120,899
                                                                            ------------  ------------
PROPERTY AND EQUIPMENT, net................................................  643,685,906   587,828,723
GOODWILL, net..............................................................    2,434,547     2,438,996
OTHER ASSETS, net..........................................................    7,553,829     5,782,578
                                                                            ------------  ------------
       Total assets........................................................ $744,658,701  $690,171,196
                                                                            ============  ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable........................................................ $ 61,052,292  $ 45,027,820
   Accrued liabilities.....................................................   72,504,839    55,109,685
   Current portion of long-term debt.......................................       50,000            --
                                                                            ------------  ------------
       Total current liabilities...........................................  133,607,131   100,137,505
                                                                            ------------  ------------
LONG-TERM DEBT, NET OF CURRENT PORTION.....................................   36,204,200   175,000,000
DEFERRED TAXES.............................................................    6,904,979     4,126,948
OTHER LIABILITIES..........................................................   17,254,169    17,236,120
                                                                            ------------  ------------
       Total liabilities................................................... $193,970,479  $296,500,573
                                                                            ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value, 60,000,000 shares authorized, 27,864,200
     and 21,996,369, issued and outstanding, respectively..................      278,642       219,964
   Additional paid-in capital..............................................  443,080,349   305,598,659
   Retained earnings.......................................................  107,329,231    87,852,000
                                                                            ------------  ------------
       Total stockholders' equity..........................................  550,688,222   393,670,623
                                                                            ------------  ------------
       Total liabilities and stockholders' equity.......................... $744,658,701  $690,171,196
                                                                            ============  ============


   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months Ended June 30,  Six Months Ended June 30,
                                               --------------------------  --------------------------
                                                   2002          2001          2002          2001
                                               ------------  ------------  ------------  ------------
REVENUES...................................... $231,938,099  $207,415,463  $424,108,097  $383,370,426
OPERATING COSTS AND EXPENSES:
   Cost of revenues...........................   66,443,465    61,881,566   121,844,259   113,936,215
   Restaurant labor...........................   64,742,711    58,997,056   120,024,556   110,689,226
   Other restaurant operating expenses........   56,786,174    50,036,869   106,696,613    95,339,173
   General and administrative expenses........   10,936,837     9,661,817    20,458,522    18,696,800
   Depreciation and amortization..............   11,337,625     8,541,835    21,222,782    17,143,909
   Restaurant pre-opening expenses............      576,088       502,132     1,858,325     1,583,908
                                               ------------  ------------  ------------  ------------
       Total operating costs and expenses.....  210,822,900   189,621,275   392,105,057   357,389,231
                                               ------------  ------------  ------------  ------------
OPERATING INCOME..............................   21,115,199    17,794,188    32,003,040    25,981,195
OTHER EXPENSE (INCOME):
   Interest expense, net......................      912,031     2,598,082     3,000,629     5,383,102
   Other, net.................................   (1,600,567)     (173,577)   (1,762,714)     (133,968)
                                               ------------  ------------  ------------  ------------
       Total other expense....................     (688,536)    2,424,505     1,237,915     5,249,134
                                               ------------  ------------  ------------  ------------
INCOME BEFORE INCOME TAXES....................   21,803,735    15,369,683    30,765,125    20,732,061
PROVISION FOR INCOME TAXES....................    6,759,158     4,764,602     9,537,189     6,426,939
                                               ------------  ------------  ------------  ------------
NET INCOME.................................... $ 15,044,577  $ 10,605,081  $ 21,227,936  $ 14,305,122
                                               ============  ============  ============  ============
EARNINGS PER SHARE INFORMATION:
BASIC--
   Net income................................. $       0.58  $       0.49  $       0.88  $       0.66
   Weighted average number of common
     shares outstanding.......................   26,000,000    21,700,000    24,075,000    21,600,000
DILUTED--
   Net income................................. $       0.56  $       0.47  $       0.85  $       0.64
   Weighted average number of common
     share equivalents outstanding............   27,000,000    22,400,000    25,100,000    22,200,000



   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

      CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         Common Stock
                                     --------------------    Additional      Retained
                                       Shares     Amount   Paid-In Capital   Earnings        Total
                                     ----------  --------  --------------- ------------  ------------
Balance, December 31, 2001.......... 21,996,369  $219,964   $305,598,659   $ 87,852,000  $393,670,623
Net income..........................         --        --             --     21,227,936    21,227,936
Dividends paid......................         --        --             --     (1,106,711)   (1,106,711)
Issuance of common stock, net of
  offering costs....................  5,297,500    52,975    132,524,341             --   132,577,316
Purchase of common stock held for
  treasury..........................   (108,400)   (1,084)    (2,422,642)      (643,994)   (3,067,720)
Exercise of stock options and income
  tax benefit.......................    678,731     6,787      7,379,991             --     7,386,778
                                     ----------  --------   ------------   ------------  ------------
Balance, June 30, 2002.............. 27,864,200  $278,642   $443,080,349   $107,329,231  $550,688,222
                                     ==========  ========   ============   ============  ============




   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended June 30,
                                                                          ---------------------------
                                                                               2002          2001
                                                                          -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................................ $  21,227,936  $ 14,305,122
   Adjustments to reconcile net income to net cash provided by operating activities--
       Depreciation and amortization.....................................    21,222,782    17,143,909
       Change in assets and liabilities-net and other....................    28,658,931     1,480,018
                                                                          -------------  ------------
       Total adjustments.................................................    49,881,713    18,623,927
                                                                          -------------  ------------
          Net cash provided by operating activities......................    71,109,649    32,929,049
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions......................................   (40,661,485)  (38,888,573)
   Payment of acquisition integration liabilities........................    (3,706,700)           --
   Purchase of Muer Seafood Restaurants, net of cash acquired............   (27,652,773)           --
                                                                          -------------  ------------
       Net cash used in investing activities.............................   (72,020,958)  (38,888,573)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock................................   132,577,316            --
   Proceeds from exercise of stock options...............................     6,371,962     1,745,208
   Borrowings (payments) under credit line, net..........................  (139,000,000)   (9,051,006)
   Dividends paid........................................................    (1,106,711)   (1,076,069)
   Repurchase of common stock for treasury...............................    (3,067,720)           --
                                                                          -------------  ------------
       Net cash provided by (used in) financing activities...............    (4,225,153)   (8,381,867)
                                                                          -------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................    (5,136,462)  (14,341,391)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................    31,081,008    26,159,525
                                                                          -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................... $  25,944,546  $ 11,818,134
                                                                          =============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments during the period for--
       Income taxes...................................................... $   2,001,036  $    563,000
       Interest.......................................................... $   3,789,320  $  6,514,000


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

   Landry's Restaurants, Inc. (the "Company") owns and operates seafood restaurants primarily under the trade names Landry's Seafood House, Joe's Crab Shack, The Crab House, Charley's Crab and Chart House. In addition, the Company owns and operates domestic and licenses international rainforest themed restaurants under the trade name Rainforest Cafe.

   The Company is also the developer and operator of the Kemah Boardwalk, located near Houston, Texas. The Kemah Boardwalk is a thirty acre waterfront restaurant development including seven restaurants, a boutique hotel, retail shops, amusement attractions, and a marina.

   In February 2002, the Company acquired C.A. Muer, Inc. ("Muer Acquisition"), the owner and operator of 16 seafood restaurants for approximately $28.0 million. In August 2002, the Company acquired, in an asset purchase transaction, 39 Chart House seafood restaurants located primarily on the East and West coasts of the United States from Angelo and Maxie's, Inc. for approximately $45.5 million in cash, as well as assumption of certain trade payable related liabilities. The impact on the Company's financial statements related to the acquisitions is not material. The acquisitions are accounted for under SFAS 141 and results of operations are included in the accompanying financial statements from the date of acquisition.

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

   The Company adopted two financial accounting standards addressing accounting for business combinations, goodwill and other intangible assets and adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which superseded a previous pronouncement. Management believes these pronouncements will not have a material effect on the Company's financial statements.

2. ACCRUED LIABILITIES

   Accrued liabilities are comprised of the following:

                                                                June 30,   December 31,
                                                                  2002         2001
                                                               ----------- ------------
Payroll and related costs..................................... $17,601,862 $14,137,640
Rent, insurance and taxes, other than payroll and income taxes  29,791,879  24,845,811
Acquisition accruals (Rainforest Cafe and Muer)...............   1,816,633   3,569,111
Other.........................................................  23,294,465  12,557,123
                                                               ----------- -----------
                                                               $72,504,839 $55,109,685
                                                               =========== ===========

                          LANDRY'S RESTAURANTS, INC.

   During the six months ended June 30, 2002, accrued Rainforest Cafe acquisition costs were reduced by cash payments aggregating $1,941,661. In connection with the preliminary purchase price allocation for the Muer Acquisition, the Company recorded $1,900,000 in acquisition integration liabilities, of which $1,765,000 was paid during the six months ended June 30, 2002.

3. DEBT

   The Company has a $205.0 million credit line from a syndicate of banks. The credit line may be increased to $220.0 million at the request of the Company, subject to the addition of participating banks. The credit line matures in July 2004, and is available for expansion, acquisitions, share repurchases, and other general corporate purposes. Interest on the credit line is payable monthly or quarterly at Libor or the banks' base rate plus a financing spread (aggregating 4.65% at June 30, 2002). The credit line is governed by certain financial covenants. In July 2002, the credit line was amended to allow the Chart House restaurants and other additional acquisitions.

4. CONTINGENCIES

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

5. STOCKHOLDERS' EQUITY

   In April 2002, the Company completed a public offering of 5,297,500 shares of the Company's common stock. Net proceeds of the offering were approximately $132.6 million and were used to repay outstanding borrowings, finance expansion, acquisitions, and for other corporate purposes.

   A reconciliation of the amounts used to compute net income per common share-diluted is as follows:

                                              Three Months Ended June 30, Six Months Ended June 30,
                                              --------------------------- -------------------------
                                                 2002          2001          2002         2001
                                               -----------   -----------  -----------  -----------
Net income................................... $15,044,577   $10,605,081   $21,227,936  $14,305,122
                                               -----------   -----------  -----------  -----------
Weighted average common shares outstanding...  26,000,000    21,700,000    24,075,000   21,600,000
Dilutive common stock equivalents--stock
  options....................................   1,000,000       700,000     1,025,000      600,000
Weighted average common and common equivalent
  shares outstanding--diluted................  27,000,000    22,400,000    25,100,000   22,200,000
                                               ===========   ===========  ===========  ===========
Net income per share--diluted................ $      0.56   $      0.47   $      0.85  $      0.64
                                               ===========   ===========  ===========  ===========

                          LANDRY'S RESTAURANTS, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

   We own and operate full-service, casual dining restaurants. As of June 30, 2002, we operated 214 restaurants.

   In February 2002, we acquired 16 seafood restaurants located primarily in Michigan and Florida resulting from the C.A. Muer, Inc., (the "Muer Acquisition"). In August 2002, we purchased 39 Chart House seafood restaurants, located primarily on the East and West Coasts of the United States.

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

Results of Operations

  Restaurant Profitability

   The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

                                              Three Months    Six Months
                                              Ended June 30, Ended June 30,
                                              ------------   ------------
                                               2002    2001   2002    2001
                                              -----   -----  -----   -----
      Revenues............................... 100.0%  100.0% 100.0%  100.0%
      Cost of revenues.......................  28.6%   29.8%  28.7%   29.7%
      Restaurant labor.......................  27.9%   28.5%  28.3%   28.9%
      Other restaurant operating expenses (1)  24.5%   24.1%  25.2%   24.9%
                                              -----   -----  -----   -----
      Restaurant level profit (1)............  19.0%   17.6%  17.8%   16.5%
                                              =====   =====  =====   =====

--------
(1) Excludes depreciation, amortization and pre-opening expenses.

  Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

   Revenues increased $24,522,636, or 11.8%, from $207,415,463 to $231,938,099 for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. The increase in revenues was primarily attributable to revenues from new restaurant openings, a same store sales increase of 3.3% for the Company's seafood restaurants, and the inclusion of 2002 revenues from the Muer Acquisition.

   As a primary result of increased revenues, cost of revenues increased $4,561,899, or 7.4%, from $61,881,566 to $66,443,465 in the three months ended
June 30, 2002, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended June 30, 2002, decreased to 28.6%, from 29.8% in 2001. The decrease in cost of revenues as a percentage of revenues primarily reflects menu changes and lower product costs in 2002 as compared to 2001.

   Restaurant labor expenses increased $5,745,655 or 9.7%, from $58,997,056 to $64,742,711 in the three months ended June 30, 2002, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended June 30, 2002, decreased to 27.9% from 28.5% in 2001, as a result of increases in hourly labor productivity.

   Other restaurant operating expenses increased $6,749,305, or 13.5%, from $50,036,869 to $56,786,174 in the three months ended June 30, 2002, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.5% in 2002 from 24.1% in 2001, as a primary result of higher advertising and insurance costs. The Company anticipates that 2002 advertising and marketing expenses will increase as a percentage of revenues over the prior year.

   General and administrative expenses increased $1,275,020 or 13.2%, from $9,661,817 to $10,936,837 in the three months ended June 30, 2002, compared to the same period in the prior year, and was flat as a percentage of revenues at 4.7%. The dollar amount increase was a result of increased revenues and personnel required to support the Company's operations.

   Depreciation and amortization expense increased $2,795,790, or 32.7%, from $8,541,835 to $11,337,625 in the three months ended June 30, 2002, compared to the same period in the prior year. The increase for 2002 was primarily due to the addition of new restaurants and equipment, and an asset impairment charge of approximately $1,700,000, included in the 2002 amounts.

   The decrease in net interest expense in the three months ended June 30, 2002, as compared to the prior year, was primarily due to the Company's lower borrowings under the credit line and a lower borrowing rate. The Company's average borrowing rate declined by approximately 1.75% from June 30, 2001, to June 30, 2002. The change in other expense (income), was primarily due to additional income of $1,100,000 for a settlement from a vendor and a $500,000 gain on an asset during the three months ended June 30, 2002.

   Provision for income taxes increased by $1,994,556 to $6,759,158 in the three months ended June 30, 2002 from $4,764,602 compared to the same period in the prior year primarily due to changes in the Company's pre-tax income.

  Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

   Revenues increased $40,737,671, or 10.6%, from $383,370,426 to $424,108,097 for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. The increase in revenues was primarily attributable to revenues from new restaurant openings, a same store sales increase of 2.9% for the Company's seafood restaurants, and the inclusion of 2002 revenues from the Muer Acquisition.

   As a primary result of increased revenues, cost of revenues increased $7,908,044, or 6.9%, from $113,936,215 to $121,844,259 in the six months ended
June 30, 2002, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the six months ended June 30, 2002, decreased to 28.7%, from 29.7% in 2001. The decrease in cost of revenues as a percentage of revenues primarily reflects menu changes and lower product costs in 2002 as compared to 2001.

   Restaurant labor expenses increased $9,335,330 or 8.4%, from $110,689,226 to $120,024,556 in the six months ended June 30, 2002, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the six months ended June 30, 2002, decreased to 28.3% from 28.9% in 2001, as a result of increases in hourly labor productivity.

   Other restaurant operating expenses increased $11,357,440, or 11.9%, from $95,339,173 to $106,696,613 in the six months ended June 30, 2002, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 25.2% in 2002 from 24.9% in 2001, as a primary result of higher advertising and insurance costs. The Company anticipates that 2002 advertising and marketing expenses will increase as a percentage of revenues over the prior year.

   General and administrative expenses increased $1,761,722 or 9.4%, from $18,696,800 to $20,458,522 in the six months ended June 30, 2002, compared to the same period in the prior year, and decreased slightly as a percentage of revenues to 4.8% in 2002 from 4.9% in 2001. The dollar amount increase was a result of increased revenues and personnel required to support the Company's operations.

   Depreciation and amortization expense increased $4,078,873, or 23.8%, from $17,143,909 to $21,222,782 in the six months ended June 30, 2002, compared to the same period in the prior year. The increase for 2002 was primarily due to the addition of new restaurants and equipment, the Muer Acquisition, and asset impairment charges of $2,200,000, included in the 2002 amounts.

   The decrease in net interest expense in the six months ended June 30, 2002, as compared to the prior year, was primarily due to the Company's lower borrowings under the credit line and the lower borrowing rate. The Company's average borrowing rate declined by approximately 1.75% from June 30, 2001, to June 30, 2002. The change in other expense (income), was primarily due to additional income of $1,100,000 for a settlement from a vendor and a $1,500,000 gain on an asset, offset by a loss of $1,000,000 on an asset during the six months ended June 30, 2002.

   Provision for income taxes increased by $3,110,250 to $9,537,189 in the six months ended June 30, 2002, from $6,426,939 in 2001, due to changes in the Company's pre-tax income.

  Liquidity and Capital Resources

   In April 2002, we completed a public offering of 5,297,500 shares of common stock and raised approximately $132.6 million. These proceeds were initially used to pay down the majority of amounts outstanding on our credit line. Our $205.0 million line of credit from a syndicate of banks matures in July 2004, and is available for expansion, acquisitions, share repurchases and other general corporate purposes. In July 2002, the credit line was amended to permit the Chart House restaurants and other additional acquisitions. At June 30, 2002, we had $36.0 million outstanding under this credit facility.

   For the six months ended June 30, 2002, we funded our capital expenditures of $40.7 million, out of existing cash balances, cash flow from operations and borrowings. In February 2002, we completed the Muer Acquisition for approximately $28.0 million. In August 2002, we acquired Chart House seafood restaurants for approximately $45.5 million in cash, as well as assumption of certain trade payable related liabilities.

   We expect to spend approximately $100 million on capital expenditures in 2002, in addition to the Muer and Chart House Acquisitions. The capital expenditures include partial construction costs on an estimated 14 to 16 new seafood restaurants, one new Rainforest Cafe restaurant, and a new Aquarium restaurant, which are expected to open in 2002 or early 2003, plus further land acquisition costs and other capital expenditures. We have entered into an agreement to construct and operate a convention center in the City of Galveston, Texas. The Galveston Convention Center's estimated construction costs of approximately $28 million and subsequent operating expenses will not be funded by us, but by proceeds from governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the convention center development and related management contract, we are obligated to purchase and donate, with a reversionary interest, land required for use by the Galveston Convention Center. Under the agreement, we will have the right to one-half of any profits generated by the operation of the convention center.

   We have previously purchased property, including a multi-story building, adjacent to the new Houston professional baseball park and close to the Houston Convention Center. The property is also near the new professional basketball arena currently under construction and other major venues under development and construction in the downtown area of Houston, Texas. We plan to renovate the existing building into a 200-room hotel. We expect renovation and construction costs to be approximately $25 million, which would be expended over the next three years.

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

   From time to time we review opportunities for restaurant acquisitions, and investments in the hospitality, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2002.

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

  Critical Accounting Policies

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

  Interest Rate Risk

   Total debt at June 30, 2002 primarily included $36.0 million of floating-rate debt attributed to a bank line of credit facility at an average interest rate of 4.65%. As a result, our annual interest cost in 2002 will fluctuate based on borrowings outstanding and short-term interest rates.

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

ITEM 2. Changes in Securities

   Not applicable.

ITEM 3. Defaults Upon Senior Securities

   Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

   On June 6, 2002, the Company held its 2002 Annual Meeting of Stockholders. At such time, the election of directors was submitted to a vote of stockholders through the solicitation of proxies. The following persons were elected to serve on the Board of Directors until the 2003 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The Directors each received at least a minimum of 20,600,000 votes: Tilman J. Fertitta, Steven L. Scheinthal, Paul S. West, Michael S. Chadwick; James A. Masucci, and Joe Max Taylor.

ITEM 5. Other Information

   Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

      99.1--Certification by CEO and CFO with respect to Quarterly Report.

   (b) Reports on Form 8-K.

      1. The Company filed a report on Form 8-K on April 15, 2002 in which it reported on Item 5 of the issuance of a press release announcing its financial results for three months ended March 31, 2002.

      2. The Company filed a report on Form 8-K on April 22, 2002 in which it reported on Item 5 on the acquisition of C.A. Muer, Incorporated.

      3. The Company filed a report on Form 8-K on May 29, 2002 in which it reported that it had issued a press release announcing that it had entered into an agreement to acquire Chart House restaurants.

      4. The Company filed a report on Form 8-K on August 2, 2002 announcing the retention of Ernst & Young LLP as its new independent auditors. The Company further announced the completion of the Chart House acquisition.

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


                                          /s/ PAUL S. WEST
                                         --------------------------------------
                                          Paul S. West
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                            Officer)

Dated: August 14, 2002