Form 10-Q
period 2002-09-30
LANDRYS  RESTAURANTS INC
filed 2002-11-13
CIK 908652

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

                       AS OF NOVEMBER 5, 2002 THERE WERE
                     27,740,078 SHARES OF $0.01 PAR VALUE
                           COMMON STOCK OUTSTANDING.

================================================================================

                          LANDRY'S RESTAURANTS, INC.

                                     INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...................................................................    2

      Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001.........    3

      Condensed Unaudited Consolidated Statements of Income for the Three and Nine Months
        Ended September 30, 2002 and September 30, 2001.........................................    4

      Condensed Unaudited Consolidated Statement of Stockholders' Equity for the Nine Months
        Ended September 30, 2002................................................................    5

      Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 2002 and September 30, 2001...............................................    6

      Notes to Condensed Unaudited Consolidated Financial Statements............................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................   14

Item 4.  Controls and Procedures................................................................   14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................   15

Item 2.  Changes in Securities..................................................................   15

Item 3.  Defaults Upon Senior Securities........................................................   15

Item 4.  Submission of Matters to a Vote of Security Holders....................................   15

Item 5.  Other Information......................................................................   15

Item 6.  Exhibits and Reports on Form 8-K.......................................................   16

Signatures......................................................................................   17

Exhibit 10.17--Asset Purchase Agreement by and among Chart House, Inc., Chart House Enterprises,
  Inc., LCH Acquisitions, Inc. and Landry's Restaurants, Inc.

Exhibit 10.18--Amendment No. 3 dated July 30, 2002 to Credit Agreement among Landry's
  Restaurants, Inc. and Bank of America, N.A. as administrative agent for the Banks.

Exhibit 10.19--Stock Purchase Agreement dated September 10, 2002 among Landry's Restaurants,
  Inc., LSRI Holdings, Inc. and Well Seasoned, Inc., MetroNational Corporation and Kimberly
  Restaurants, Ltd.

Exhibit 10.20--Asset Purchase and Sale Agreement dated September 10, 2002 among Kimberly
  Restaurants, Ltd., MNC Restaurant Properties, L.P., Well Seasoned, Inc. and MetroNational
  Corporation and LSRI Holdings, Inc.

Exhibit 99.1--Certification

Exhibit 99.2--Certification

                          LANDRY'S RESTAURANTS, INC.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   We have prepared the accompanying condensed unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring entries) necessary for fair presentation of our results of operations, financial position and changes therein for the periods presented have been included.

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

                          LANDRY'S RESTAURANTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30, December 31,
                                                                                2002          2001
                                                                            ------------- ------------
                                  ASSETS                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents............................................... $ 20,166,029  $ 31,081,008
   Accounts receivable--trade and other....................................   16,577,431    13,518,828
   Inventories.............................................................   30,174,294    33,562,608
   Deferred taxes..........................................................    1,860,121     5,621,459
   Other current assets....................................................   16,434,454    10,336,996
                                                                            ------------  ------------
       Total current assets................................................   85,212,329    94,120,899
                                                                            ------------  ------------
PROPERTY AND EQUIPMENT, net................................................  720,481,489   587,828,723
GOODWILL, net..............................................................    2,434,547     2,438,996
OTHER ASSETS, net..........................................................    7,362,828     5,782,578
                                                                            ------------  ------------
       Total assets........................................................ $815,491,193  $690,171,196
                                                                            ============  ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable........................................................ $ 54,678,215  $ 45,027,820
   Accrued liabilities.....................................................   67,812,482    55,109,685
   Income taxes payable....................................................    3,796,522            --
   Current portion of long-term debt.......................................       50,000            --
                                                                            ------------  ------------
       Total current liabilities...........................................  126,337,219   100,137,505
                                                                            ------------  ------------
LONG-TERM DEBT, NET OF CURRENT PORTION.....................................  103,204,200   175,000,000
DEFERRED TAXES.............................................................    6,904,979     4,126,948
OTHER LIABILITIES..........................................................   16,844,876    17,236,120
                                                                            ------------  ------------
       Total liabilities...................................................  253,291,274   296,500,573
                                                                            ------------  ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value, 60,000,000 shares authorized, 27,688,706
     and 21,996,369, issued and outstanding, respectively..................      276,887       219,964
   Additional paid-in capital..............................................  440,342,742   305,598,659
   Retained earnings.......................................................  121,580,290    87,852,000
                                                                            ------------  ------------
       Total stockholders' equity..........................................  562,199,919   393,670,623
                                                                            ------------  ------------
       Total liabilities and stockholders' equity.......................... $815,491,193  $690,171,196
                                                                            ============  ============

   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                               -------------------------  --------------------------
                                                   2002         2001          2002          2001
                                               ------------ ------------  ------------  ------------
REVENUES...................................... $241,071,848 $202,786,013  $665,179,946  $586,156,439
OPERATING COSTS AND EXPENSES:
   Cost of revenues...........................   68,994,725   59,836,314   190,838,983   173,772,529
   Restaurant labor...........................   69,301,201   57,637,840   189,325,758   168,327,066
   Other restaurant operating expenses........   57,081,466   48,666,417   163,778,079   144,005,590
   General and administrative expenses........   11,430,759   10,204,974    31,889,281    28,901,774
   Depreciation and amortization..............    9,727,656    8,662,534    30,950,438    25,806,443
   Restaurant pre-opening expenses............    1,182,369      453,115     3,040,694     2,037,023
                                               ------------ ------------  ------------  ------------
       Total operating costs and expenses.....  217,718,176  185,461,194   609,823,233   542,850,425
                                               ------------ ------------  ------------  ------------
OPERATING INCOME..............................   23,353,672   17,324,819    55,356,713    43,306,014
OTHER EXPENSE (INCOME):
   Interest expense, net......................      539,706    2,049,108     3,540,335     7,432,210
   Other, net.................................       35,455       (5,275)   (1,727,258)     (139,243)
                                               ------------ ------------  ------------  ------------
       Total other expense....................      575,161    2,043,833     1,813,077     7,292,967
                                               ------------ ------------  ------------  ------------
INCOME BEFORE INCOME TAXES....................   22,778,511   15,280,986    53,543,636    36,013,047
PROVISION FOR INCOME TAXES....................    7,061,338    4,737,381    16,598,527    11,164,320
                                               ------------ ------------  ------------  ------------
NET INCOME.................................... $ 15,717,173 $ 10,543,605  $ 36,945,109  $ 24,848,727
                                               ============ ============  ============  ============
EARNINGS PER SHARE INFORMATION:
BASIC--
   Net income................................. $       0.57 $       0.48  $       1.46  $       1.15
   Weighted average number of common
     shares outstanding.......................   27,750,000   21,920,000    25,300,000    21,700,000
DILUTED--
   Net income................................. $       0.55 $       0.46  $       1.40  $       1.10
   Weighted average number of common
     share equivalents outstanding............   28,700,000   22,850,000    26,300,000    22,500,000


   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

      CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         Common Stock
                                     --------------------    Additional      Retained
                                       Shares     Amount   Paid-In Capital   Earnings        Total
                                     ----------  --------  --------------- ------------  ------------
Balance, December 31, 2001.......... 21,996,369  $219,964   $305,598,659   $ 87,852,000  $393,670,623
Net income..........................         --        --             --     36,945,109    36,945,109
Dividends paid......................         --        --             --     (1,803,269)   (1,803,269)
Issuance of common stock, net of
  offering costs....................  5,297,500    52,975    132,524,341             --   132,577,316
Purchase of common stock held for
  treasury..........................   (306,300)   (3,063)    (5,317,637)    (1,413,550)   (6,734,250)
Exercise of stock options and income
  tax benefit.......................    701,137     7,011      7,537,379             --     7,544,390
                                     ----------  --------   ------------   ------------  ------------
Balance, September 30, 2002......... 27,688,706  $276,887   $440,342,742   $121,580,290  $562,199,919
                                     ==========  ========   ============   ============  ============




   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended September 30,
                                                                              ------------------------------
                                                                                   2002            2001
                                                                               -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................................ $  36,945,109    $ 24,848,727
   Adjustments to reconcile net income to net cash provided by operating activities--
       Depreciation and amortization.........................................    30,950,438      25,806,443
       Change in assets and liabilities-net and other........................    23,591,783     (15,565,615)
                                                                               -------------   ------------
          Total adjustments..................................................    54,542,221      10,240,828
                                                                               -------------   ------------
              Net cash provided by operating activities......................    91,487,330      35,089,555
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions..........................................   (74,244,009)    (55,043,552)
   Payment of acquisition integration liabilities............................    (7,797,943)             --
   Purchase of Chart House Restaurants, net of cash acquired.................   (51,276,955)             --
   Purchase of Muer Seafood Restaurants, net of cash acquired................   (27,652,773)             --
                                                                               -------------   ------------
              Net cash used in investing activities..........................  (160,971,680)    (55,043,552)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock....................................   132,577,316              --
   Proceeds from exercise of stock options...................................     6,529,574       3,546,385
   Borrowings (payments) under credit line, net..............................   (72,000,000)     (4,059,963)
   Dividends paid............................................................    (1,803,269)     (1,620,113)
   Repurchase of common stock for treasury...................................    (6,734,250)        (50,567)
                                                                               -------------   ------------
              Net cash provided by (used in) financing activities............    58,569,371      (2,184,258)
                                                                               -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................   (10,914,979)    (22,138,255)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................    31,081,008      26,159,525
                                                                               -------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................... $  20,166,029    $  4,021,270
                                                                               =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments during the period for--
       Income taxes.......................................................... $   5,247,820    $  2,663,000
       Interest.............................................................. $   4,120,597    $  8,794,000


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

   In February 2002, the Company acquired all the outstanding common stock of C.A. Muer, Inc. ("Muer Acquisition"), the owner and operator of 16 seafood restaurants for approximately $28.0 million. In August 2002, the Company acquired, in an asset purchase transaction, 39 Chart House seafood restaurants located primarily on the East and West coasts of the United States from Angelo and Maxie's, Inc. for approximately $45.5 million in cash, as well as assumption of certain trade payable related liabilities. The impact on the Company's financial statements related to the acquisitions is not material. The acquisitions are accounted for under SFAS 141 and results of operations are included in the accompanying financial statements from the date of acquisition.

   In October 2002, the Company acquired all the outstanding common stock from the owner and certain assets related to the operations of the Saltgrass Steak Houses ("Saltgrass"), the Texas-based owner and operator of 27 casual dining steak and seafood restaurants for approximately $73.0 million. The Company's fourth quarter financial statements will reflect the Saltgrass acquisition.

  Principles of Consolidation

   The accompanying financial statements include the consolidated accounts of Landry's Restaurants, Inc., a Delaware holding company and its wholly and majority owned subsidiaries and partnership.

  Basis of Presentation

   The consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 2001. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. This information is contained in the Company's December 31, 2001, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

   The Company adopted SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management believes these pronouncements will not have a material effect on the Company's financial statements.

                          LANDRY'S RESTAURANTS, INC.

2.  ACCRUED LIABILITIES

   Accrued liabilities are comprised of the following:

                                                               September 30, December 31,
                                                                   2002          2001
                                                               ------------- ------------
Payroll and related costs.....................................  $16,714,738  $14,137,640
Rent, insurance and taxes, other than payroll and income taxes   31,180,460   24,845,811
Acquisition accruals (Rainforest Cafe and Muer)...............           --    3,569,111
Other.........................................................   19,917,284   12,557,123
                                                                -----------  -----------
                                                                $67,812,482  $55,109,685
                                                                ===========  ===========

   During the nine months ended September 30, 2002, accrued Rainforest Cafe acquisition costs were reduced by cash payments aggregating $3,436,743. In connection with the preliminary purchase price allocation for the Muer Acquisition, the Company recorded $2,100,000 in acquisition integration liabilities, of which $2,064,294 was paid during the nine months ended September 30, 2002. The company recorded acquisition integration liabilities of $2,300,000 for the Chart House acquisition, which were paid as of September 30, 2002.

3.  DEBT

   The Company has a $205.0 million credit line from a syndicate of banks. The credit line may be increased to $220.0 million at the request of the Company, subject to the addition of participating banks. The credit line matures in July 2004, and is available for expansion, acquisitions, share repurchases, and other general corporate purposes. Interest on the credit line is payable monthly or quarterly at Libor or the banks' base rate plus a financing spread (aggregating 4.2% at September 30, 2002). The credit line is governed by certain financial covenants. In July 2002, the credit line was amended to permit the Chart House and Saltgrass acquisitions.

   In connection with the Saltgrass acquisition, the Company increased borrowings by approximately $73 million, including an additional $53 million under the credit facility and a $20 million 7 year 5.5% note from the former owner of Saltgrass.

4.  CONTINGENCIES

   Approximately eighty former shareholders (holding 4,406,655 shares) of Rainforest Cafe, Inc. dissented to the merger between the Company and Rainforest Cafe. On February 13, 2001, Rainforest Cafe sent dissenting shareholders, Rainforest Cafe's estimate of fair value per share, along with a check in the amount of $3.25 per share, which was the original acquisition price per share. Subsequently, the dissenting shareholders made a demand for supplemental payment based on their belief that the fair value per share of common stock of the former Rainforest Cafe was greater than $3.25 per share. The Company believes that its estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is inflated. The Company is vigorously pursuing its determination of fair value in an appraisal proceeding in a Minnesota District Court.

   In January 2002, Rainforest Cafe, Inc., a wholly-owned subsidiary of Landry's, was sued by EklecCo, L.L.C. in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages, plus interest, attorneys fees and costs as a result of Rainforest Cafe's alleged breach of a restaurant lease entered into in 1996 for a Rainforest Cafe unit formerly located in the Palisades Mall. Rainforest Cafe believes that it has no liability for damages beyond the personal property located in the premises at the time it vacated the premises. Rainforest Cafe is defending this case vigorously. Because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

                          LANDRY'S RESTAURANTS, INC.

   On July 31, 2002, and subsequently amended on August 6, 2002, a purported collective action lawsuit against the Company entitled Meaghan Bollenberg, et. al. v. Landry's Restaurants, Inc. was filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by six plaintiffs who are current and former servers on behalf of themselves and others similarly situated. The lawsuit alleges that the Company violated certain minimum wage laws under the federal Fair Labor Standards Act and seeks damages, statutory damages, attorneys fees and costs. The Company is vigorously defending this litigation. Because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

  General Litigation

   The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

5.  STOCKHOLDERS' EQUITY

   In April 2002, the Company completed a public offering of 5,297,500 shares of the Company's common stock. Net proceeds of the offering to the Company were approximately $132.6 million and were used to repay outstanding borrowings.

   In October 2002, the Company's board of directors authorized a $50.0 million open market stock buy back program.

   A reconciliation of the amounts used to compute net income per common share--diluted is as follows:

                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                              ----------------------- -----------------------
                                                 2002        2001        2002        2001
                                              ----------- ----------- ----------- -----------
Net income................................... $15,717,173 $10,543,605 $36,945,109 $24,848,727
                                              ----------- ----------- ----------- -----------
Weighted average common shares outstanding...  27,750,000  21,920,000  25,300,000  21,700,000
Dilutive common stock equivalents--stock
  options....................................     950,000     930,000   1,000,000     800,000
                                              ----------- ----------- ----------- -----------
Weighted average common and common equivalent
  shares outstanding--diluted ...............  28,700,000  22,850,000  26,300,000  22,500,000
                                              =========== =========== =========== ===========
Net income per share--diluted................ $      0.55 $      0.46 $      1.40 $      1.10
                                              =========== =========== =========== ===========

                          LANDRY'S RESTAURANTS, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Introduction

   We own and operate full-service, casual dining restaurants. As of September 30, 2002, we operated 241 restaurants.

   In February 2002, we acquired 16 seafood restaurants located primarily in Michigan and Florida resulting from the acquisition of C.A. Muer, Inc., (the "Muer Acquisition"). In August 2002, we purchased 39 Chart House seafood restaurants, located primarily on the East and West Coasts of the United States. In October 2002, we purchased 27 Texas-based Saltgrass Steak and seafood restaurants.

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

Results of Operations

  Restaurant Profitability

   The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

                                              Three Months   Nine Months
                                                  Ended         Ended
                                              September 30, September 30,
                                              ------------  ------------
                                               2002   2001   2002   2001
                                              -----  -----  -----  -----
      Revenues............................... 100.0% 100.0% 100.0% 100.0%
      Cost of revenues.......................  28.6%  29.5%  28.7%  29.6%
      Restaurant labor.......................  28.7%  28.4%  28.5%  28.7%
      Other restaurant operating expenses (1)  23.7%  24.0%  24.6%  24.6%
                                              -----  -----  -----  -----
      Restaurant level profit (1)............  19.0%  18.1%  18.2%  17.1%
                                              =====  =====  =====  =====

--------
(1) Excludes depreciation, amortization and pre-opening expenses.

  Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

   Revenues increased $38,285,835 or 18.9%, from $202,786,013 to $241,071,848 for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. The increase in revenues was primarily attributable to revenues from new restaurant openings, same store sales increase of 1.6% for the Company's seafood restaurants, offset by a slight decline in Rainforest Cafe restaurant revenues, and the inclusion of 2002 revenues from the Muer (full quarter) and Chart House (August and September only) acquisitions. While the Company's same store sales were positive in the month of September 2002 and for the first three weeks of October 2002, management believes that positive comparisons for the remaining balance of the fourth quarter may be difficult in light of excellent prior year comparative same store sales results, unfavorable weather in October and early November, and a more difficult and competitive economic environment. Revenues from the Saltgrass acquisition completed in October will be included in our financial statements for the fourth quarter from the date the transaction closed.

   As a primary result of increased revenues, cost of revenues increased $9,158,411, or 15.3%, from $59,836,314 to $68,994,725 in the three months ended
September 30, 2002, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended September 30, 2002, decreased to 28.6%, from 29.5% in 2001. The decrease in cost of revenues as a percentage of revenues primarily reflects menu changes and lower product costs in 2002 as compared to 2001.

   Restaurant labor expenses increased $11,663,361 or 20.2%, from $57,637,840 to $69,301,201 in the three months ended September 30, 2002, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended September 30, 2002, increased to 28.7% from 28.4% in 2001, as a result of higher labor costs at the restaurants purchased in recent acquisitions.

   Other restaurant operating expenses increased $8,415,049, or 17.3%, from $48,666,417 to $57,081,466 in the three months ended September 30, 2002, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 23.7% in 2002 from 24.0% in 2001, as a primary result of lower utility costs as a percentage of revenues in 2002.

   General and administrative expenses increased $1,225,785 or 12.0%, from $10,204,974 to $11,430,759 in the three months ended September 30, 2002, compared to the same period in the prior year. Such expenses decreased as a percentage of revenues to 4.7% in 2002 from 5.0% in 2001. The dollar amount increase was a result of increased revenues, acquisitions and additional personnel required to support our expanded operations.

   Depreciation and amortization expense increased $1,065,122 or 12.3%, from $8,662,534 to $9,727,656 in the three months ended September 30, 2002, compared to the same period in the prior year. The increase for 2002 was primarily due to the addition of new restaurants and equipment.

   The decrease in net interest expense in the three months ended September 30, 2002, as compared to the prior year, was primarily due to our lower borrowings under the credit line and a lower borrowing rate. A substantial portion of outstanding debt was repaid with proceeds from a secondary offering of common stock in April 2002. The change in other expense (income) was not material.

   Provision for income taxes increased by $2,323,957 to $7,061,338 in the three months ended September 30, 2002 from $4,737,381 compared to the same period in the prior year primarily due to changes in our pre-tax income. The Company's effective tax rate remained a constant 31% for all periods presented.

  Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

   Revenues increased $79,023,507, or 13.5%, from $586,156,439 to $665,179,946 for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. The increase in revenues was primarily attributable to revenues from new restaurant openings, a same store sales increase of 2.5% for our seafood restaurants, offset by a slight decline in Rainforest Cafe restaurant revenues, and the inclusion of 2002 revenues from the Muer and Chart House acquisitions.

   As a primary result of increased revenues, cost of revenues increased $17,066,454, or 9.8%, from $173,772,529 to $190,838,983 in the nine months ended September 30, 2002, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the nine months ended September 30, 2002, decreased to 28.7%, from 29.6% in 2001. The decrease in cost of revenues as a percentage of revenues primarily reflects menu changes and lower product costs in 2002 as compared to 2001.

   Restaurant labor expenses increased $20,998,692 or 12.5%, from $168,327,066 to $189,325,758 in the nine months ended September 30, 2002, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the nine months ended September 30, 2002, decreased to 28.5% from 28.7% in 2001, as a result of increases in hourly labor productivity, offset in part by higher labor costs at restaurants purchased in recent acquisitions.

   Other restaurant operating expenses increased $19,772,489, or 13.7%, from $144,005,590 to $163,778,079 in the nine months ended September 30, 2002, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses were flat as a percentage of revenues at 24.6% as lower utility costs were offset by other expenses that increased.

   General and administrative expenses increased $2,987,507 or 10.3%, from $28,901,774 to $31,889,281 in the nine months ended September 30, 2002, compared to the same period in the prior year, and decreased slightly as a percentage of revenues to 4.8% in 2002 from 4.9% in 2001. The dollar amount increase was a result of increased revenues and personnel required to support our expanded operations.

   Depreciation and amortization expense increased $5,143,995, or 19.9%, from $25,806,443 to $30,950,438 in the nine months ended September 30, 2002, compared to the same period in the prior year. The increase for 2002 was primarily due to the addition of new restaurants and equipment, the Muer and Chart House acquisitions, and asset impairment charges of $2,200,000 included in the 2002 amounts.

   The decrease in net interest expense for the nine months ended September 30, 2002, as compared to the prior year, was primarily due to our lower borrowings under the credit line and the lower borrowing rate. The change in other expense (income), was primarily due to additional income of $1,100,000 for a settlement from a vendor and a $1,500,000 gain on an asset, offset by a loss of $1,000,000 on an asset during the nine months ended September 30, 2002.

   Provision for income taxes increased by $5,434,207 to $16,598,527 in the nine months ended September 30, 2002, from $11,164,320 in 2001, due to changes in our pre-tax income.

  Liquidity and Capital Resources

   In April 2002, we completed a public offering of 5,297,500 shares of common stock and raised approximately $132.6 million. These proceeds were initially used to pay down the majority of amounts outstanding on our credit line. Our $205.0 million line of credit from a syndicate of banks matures in July 2004 and is available for expansion, acquisitions, share repurchases and other general corporate purposes. In July 2002, the credit line was amended to permit the Chart House and Saltgrass acquisitions. At September 30, 2002, we had $103 million outstanding under this credit facility. In October 2002, we purchased the 27-unit Saltgrass chain for approximately $73 million. The acquisition was financed by borrowing $53 million from the credit facility and a $20 million 7 year 5.5% note from the seller. In October 2002, we authorized a $50.0 million open market stock buy program.

   For the nine months ended September 30, 2002, we funded our capital expenditures of $74.2 million and $79.0 million in acquired restaurant properties (Muer and Chart House restaurants), out of existing cash balances, cash flows from operations and borrowings.

   We expect to spend approximately $120 million on capital expenditures in 2002, in addition to the various acquisitions. The majority of planned capital expenditures will be for restaurants that are expected to open in 2002 and 2003, which include approximately 14 in 2002 and 30 in 2003. In addition, we are renovating a building adjacent to the new Houston professional baseball park and close to the Houston Convention Center, into a 200-room hotel as a part of our diversified growth opportunities. Expected construction costs of approximately $25 million, expended over several years are included in our capital budget. Further, we were awarded a contract from the City of Galveston, Texas to construct and operate the Galveston Convention Center. The estimated construction costs will be funded by proceeds from governmental agency bonds issued by the City of Galveston and serviced by certain taxes. Under the agreements, we have the right to one-half of the profits of the Convention Center.

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

   Since April 2000 we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts.

   From time to time we review opportunities for restaurant acquisitions, and investments in the hospitality, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2003.

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

  Interest Rate Risk

   Total debt at September 30, 2002, primarily included $103.0 million of floating-rate debt attributed to a bank line of credit facility at an average interest rate of 4.2%. As a result, our annual interest cost in 2002 will fluctuate based on borrowings outstanding and short-term interest rates.

ITEM 4.  Controls and Procedures

   Within 90 days prior to the date of this Report, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

   Approximately eighty former shareholders (holding 4,406,655 shares) of Rainforest Cafe, Inc. dissented to the merger between the Company and Rainforest Cafe. On February 13, 2001, Rainforest Cafe sent each dissenting shareholders, Rainforest Cafe's estimate of fair value per share, along with a check in the amount of $3.25 per share, which was the original acquisition price. Subsequently, 78 of the dissenting shareholders have made a demand for supplemental payment based on their belief that the fair value per share of common stock in the former Rainforest Cafe was greater than $3.25 per share. The Company believes that its estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is significantly inflated. The Company is vigorously pursuing its determination of fair value in an appraisal proceeding in a Minnesota District Court.

   In January 2002, Rainforest Cafe, Inc., a wholly-owned subsidiary of Landry's, was sued by EklecCo, L.L.C., in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages, plus interest, attorneys fees and costs as a result of Rainforest Cafe's alleged breach of a restaurant lease entered into in 1996 for a Rainforest Cafe unit formerly located in the Palisades Mall. Rainforest Cafe believes that it has no liability for damages beyond the personal property located in the premises at the time it vacated the premises. Rainforest Cafe is defending this case vigorously. Because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

   On July 31, 2002, and subsequently amended on August 6, 2002, a purported collective action lawsuit against the Company entitled Meaghan Bollenberg, et. al. v. Landry's Restaurants, Inc. was filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by six plaintiffs who are current and former servers on behalf of themselves and others similarly situated. The lawsuit alleges that the Company violated certain minimum wage laws under the federal Fair Labor Standards Act and seeks damages, statutory damages, attorneys fees and costs. The Company is vigorously defending this litigation. Because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

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

   Not applicable.

ITEM 5.  Other Information

   Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.


10.17    --Asset Purchase Agreement by and among Chart House, Inc., Chart House Enterprises,
           Inc., LCH Acquisitions, Inc. and Landry's Restaurants, Inc.

10.18    --Amendment No. 3 dated July 30, 2002 to Credit Agreement among Landry's Restaurants,
           Inc. and Bank of America, N.A. as administrative agent for the Banks.

10.19    --Stock Purchase Agreement dated September 10, 2002 among Landry's Restaurants, Inc.,
           LSRI Holdings, Inc. and Well Seasoned, Inc., MetroNational Corporation and Kimberly
           Restaurants, Ltd.

10.20    --Asset Purchase and Sale Agreement dated September 10, 2002 among Kimberly
           Restaurants, Ltd., MNC Restaurant Properties, L.P., Well Seasoned, Inc. and
           MetroNational Corporation and LSRI Holdings, Inc.

 99.1    --Certification by CEO and CFO with respect to Quarterly Report.

 99.2(a) --Certification by CEO and CFO with respect to certain information contained in the
           Quarterly Report and Disclosure Controls and Procedures.

 99.2(b) --Certification by CEO and CFO with respect to certain information contained in the
           Quarterly Report and Disclosure Controls and Procedures.

   (b)  Reports on Form 8-K.

      1. The Company filed a report on Form 8-K on October 4, 2002 and September 12, 2002 in which it reported on Item 5 on the acquisition of the 27 unit Saltgrass chain.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  LANDRY'S RESTAURANTS, INC.
                                                  (Registrant)

                                                  /s/  TILMAN J. FERTITTA
                                                  -----------------------------
                                                  Tilman J. Fertitta
                                                  Chairman of the Board of
                                                  Directors,
                                                  President and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)


                                                  /s/  PAUL S. WEST
                                                  -----------------------------
                                                  Paul S. West
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

Dated:  November 13, 2002