Form 10-K
period 2002-12-31
LANDRYS  RESTAURANTS INC
filed 2003-03-28
CIK 908652

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2002 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________ .

   * Commission file number 000-22150


                               -----------------

                          LANDRY'S RESTAURANTS, INC.
          (Exact Name of the Registrant as Specified in Its Charter)


               DELAWARE                                76-0405386
    (State or Other Jurisdiction of
    Incorporation or Organization)          (IRS Employer Identification No.)
         1510 WEST LOOP SOUTH
           HOUSTON, TX 77027                              77027
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes [X]       No [_]

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Act). Yes [X]       No [_]

   State the aggregate market value of the voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant's most recent completed second fiscal quarter, June 28, 2002. $587,601,570. For this purpose, all shares held by officers and directors of the registrant are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.
   The number of shares outstanding of the registrant's common stock is 27,771,479 as of March 12, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders, to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          LANDRY'S RESTAURANTS, INC.

                               TABLE OF CONTENTS

                                                                                                Page No.
                                                                                                --------
PART I.
Item 1.   Business.............................................................................     3
Item 2.   Properties...........................................................................    12
Item 3.   Legal Proceedings....................................................................    12
Item 4.   Submission of Matters to a Vote of Security Holders..................................    12

PART II.
Item 5.   Market For the Registrant's Common Stock and Related Stockholder Matters.............    13
Item 6.   Selected Financial Data..............................................................    14
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations    15
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...........................    19
Item 8.   Financial Statements and Supplementary Data..........................................    19
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    19

PART III.
Item 10.  Directors and Executive Officers of the Registrant...................................    20
Item 11.  Executive Compensation...............................................................    20
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................    20
Item 13.  Certain Relationships and Related Transactions.......................................    21
Item 14.  Controls and Procedures..............................................................    22

PART IV.
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................    22

SIGNATURES.....................................................................................    42

EXHIBIT INDEX..................................................................................

EXHIBITS.......................................................................................

                          FORWARD LOOKING STATEMENTS

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

  .  plans;

  . references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend".

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

                          LANDRY'S RESTAURANTS, INC.

                                    PART I

ITEM 1.  BUSINESS

General

   We are principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names of Joe's Crab Shack, Landry's Seafood House, The Crab House, Charley's Crab, The Chart House, Saltgrass Steak House and Rainforest Cafe. As of December 31, 2002, we were the second largest seafood restaurant chain in the United States, and operated 267 full service restaurants. In addition, at year end, there were eight acquired Chart House seafood restaurants operating but scheduled for closure and redevelopment into Joe's Crab Shack restaurants. The ongoing unit count on December 31, 2002, consisted of 121 Joe's Crab Shack restaurants, 39 Landry's Seafood House division restaurants, 27 Chart House restaurants, 27 Saltgrass Steak House division restaurants, 25 Rainforest Cafe restaurants, 15 Charley's Crab restaurants (Muer division), 13 Crab House restaurants, and a small number of limited menu restaurants.

   We opened the first Landry's Seafood House restaurant in 1980. In 1993, we became a publicly held company. Our stock is listed on the New York Stock Exchange under the symbol "LNY." In 1994, we acquired the first Joe's Crab Shack restaurant and in 1996, acquired the Crab House chain of restaurants. We acquired Rainforest Cafe, Inc., a publicly traded restaurant company in 2000 pursuant to a tender offer and merger. During 2001, we changed our name to Landry's Restaurants, Inc. to reflect our expansion and broadening of operations. During 2002, we acquired 15 Charley's Crab seafood restaurants located primarily in Michigan and Florida, and 27 Chart House seafood restaurants, located primarily on the East and West coasts of the United States. Both of these acquisitions included plans for the redevelopment of an additional 10 acquired lower profitability restaurants into Joe's Crab Shack restaurants, and the sale or disposal of six additional non-strategic locations. In October 2002, we purchased 27 Texas-based Saltgrass Steak House restaurants.

   We will continue to add to our base of restaurants, concentrating primarily on Joe's Crab Shack restaurants. Our new restaurant expansion will primarily be in areas where we are already located so we can take advantage of advertising and other economies of scale, including our existing labor force.

Core Restaurant Concepts

   Joe's Crab Shack. Joe's Crab Shack is a full-service seafood restaurant, featuring a varied seafood menu and offering many varieties of crab specialties, and represents our primary growth vehicle. The atmosphere of a Joe's Crab Shack has an energetic casual feel, with a fun, eclectic decor influenced by weathered, old beach front fish shacks. Many of our Joe's Crab Shack facilities incorporate a small playground area for children adjacent to family dining areas. Dinner entree prices range from $8.99 to $15.99, with certain crab items available at market price. Lunch entree prices range from $4.99 to $8.99. During the year ended December 31, 2002, alcoholic beverage sales accounted for approximately 15% of the concept's total restaurant revenues.

   Landry's Seafood House. Landry's Seafood House is a full-service traditional Gulf Coast seafood restaurant and was the original growth strategy, although in recent years the growth has been focused and concentrated on the Joe's Crab Shack restaurants and acquisitions. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, casual atmosphere. The restaurants feature a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. Dinner entree prices range from $12.99 to $22.99, with certain items offered at market price. Lunch entrees range from $7.99 to $10.99. During the year ended December 31, 2002, alcoholic beverage sales accounted for approximately 15% of the concept's total restaurant revenues.

   Rainforest Cafe. The Rainforest Cafe restaurants, which were acquired in 2000, provide full service casual dining in a visually and audibly stimulating and entertaining rainforest environment that appeals to a broad range of customers. Each Rainforest Cafe consists of a restaurant and a retail village. The restaurant provides an attractive value to customers by offering a full menu of high quality food and beverage items served in a simulated rainforest, complete with thunderstorms, waterfalls and an active wildlife. In the retail village, Rainforest Cafe sells complementary apparel, toys, and gifts with the Rainforest Cafe logo in addition to other items reflecting the rainforest theme. Dinner entree prices range from $10.99 to $19.99. Lunch entree prices range from $8.99 to $12.99. During the year ended December 31, 2002, retail sales and alcoholic beverage sales accounted for approximately 23% of the concept's total restaurant revenues. Rainforest Cafe restaurants typically are larger units and generate higher unit volumes than the typical restaurant, although their operating margins and operating cost margin percentages are quite similar to the Company's other restaurants. We are growing this division more slowly than the other growth concepts.

   The Crab House. The Crab House, acquired in 1996, is a full service casual dining seafood restaurant with a casual nautical theme. Many of The Crab House restaurants feature a fresh seafood salad bar. Dinner entree prices range from $13.99 to $18.99, with certain items offered at market price. Lunch entrees range from $6.99 to $9.99. During the year ended December 31, 2002, alcoholic beverage sales accounted for approximately 18% of the concept's total restaurant revenues.

   Chart House and C.A. Muer. The Chart House and C.A. Muer (trade name Charley's Crab) restaurants, which were acquired in 2002 but generally have very long and successful operating histories, provide an upscale full service dining experience. Located on some of the most scenic properties on the East and West coasts, many Chart House restaurants, which were founded in 1961, sit on prime water-front venues. Charley's Crab restaurants, which were founded in 1964, are generally situated throughout Michigan and Florida, include numerous waterfront locations and have unique architectural details with two restaurants located in renovated historical train stations. Both restaurant menus offer an extensive variety of seasonal fresh fish, shrimp, beef and other daily seafood specialties, and several restaurants also offer lunch seating and a Sunday brunch. Chart House dinner entree prices range from $18.99 to $30.99 with lunch entree prices ranging from $8.99 to $14.99. Charley's Crab dinner entree prices range from $18.99 to $32.99 with lunch entree prices ranging from $8.99 to $16.99. During the year ending December 31, 2002, alcoholic beverage sales accounted for approximately 21% of the Chart House restaurant revenues and 17% of the C.A. Muer total restaurant revenues.

   Saltgrass Steak House. Saltgrass Steak House, acquired in 2002 for the purpose of additional growth complementary to Joe's Crab Shack, offers full-service casual dining in a Texas-Western theme. Prototype buildings welcome guests into a stone and wood beam ranch house complete with a roaring fireplace and a saloon-style bar. Customers are presented with a host of menu options ranging from filet mignon to chicken fried steak to fresh fish to grilled chicken breast. Dinner entree prices range from $9.99 to $24.99 and lunch prices range from $6.99 to $13.99. During the year ended December 31, 2002, alcoholic beverage sales accounted for approximately 11% of the concept's total restaurant revenues.

   Specialty Growth Division. The opening of our Company owned Kemah Boardwalk in 1999, with its multiple attractions including specialty retail shops, boutique hotel, carnival-style rides and games, and other attractions combined with several of our restaurants introduced a new growth vehicle for our Company, the Specialty Growth Division. This division provides us the opportunity to expand our realm of business into areas that are closely related to our core restaurant business. This expansion is in addition and complementary to the growth of our core concepts and potential future acquisitions and includes the following projects:

  . Kemah Boardwalk and the Aquarium--Galveston, Texas. Kemah Boardwalk is an approximately 30-acre entertainment complex in the Galveston, Texas area, that features seven of our restaurants, retail shops, a hotel, amusement rides and a marina and is the home of our initial landmark aquarium themed restaurant named The Aquarium--An Underwater Dining Adventure. The Aquarium restaurant concept offers seafood dining in an extraordinary setting. Guests are seated around a large centerpiece aquarium and numerous smaller aquariums with decor and lighting that complement the overall dining experience, and dine amongst fish and coral with the illusion of being at the bottom of the sea. As of December 31, 2002, there was one Aquarium restaurant located at our Kemah Boardwalk development, although a second additional

     Aquarium opened in early 2003 in Houston, Texas, and another location is expected to open early 2004 in Denver, Colorado.

  . Downtown Aquarium--Houston, Texas. Guests of the Downtown Aquarium in Houston, Texas, which opened in February 2003, can choose to dine in the Aquarium--An Underwater Dining Adventure featuring seafood dining centered around a large coral reef aquarium, or for a more casual fare, guests can choose the Marina Matinee Cafe. In addition to the two restaurants, the Downtown Aquarium features a public aquarium complex with over 200 species, a giant acrylic shark tank, dancing water fountains, a mini-amusement park and a bar/lounge.

  . Downtown Aquarium--Denver, Colorado. In March 2003, we acquired Ocean Journey, a 12-acre, aquarium complex located adjacent to downtown Denver, Colorado. This world-class facility, home to over 500 species, was built by a non-profit organization in 1999 at a cost of $93 million. Landry's purchased this ongoing aquarium enterprise in federal bankruptcy proceedings for $13.6 million with no outstanding debt or obligations. Upon assumption of ownership, Landry's reduced the complex's workforce, keeping personnel necessary for on-going operations and significantly reducing the corporate overhead. Plans are underway to add an up-scale Aquarium seafood restaurant, a casual dining cafe--the Marina Matinee Cafe, and family amusements, which will transform the aquarium into a recreational destination adding a second Downtown Aquarium to the Specialty Growth Division. We expect the redevelopment to be completed in 2004.

  . Rainforest Cafe--Galveston, Texas. A new Rainforest Cafe opened in Galveston, Texas in January 2003. It boasts a dramatic display of sounds, lights, fire and lava as its active volcano facade erupts at dusk and continues every half-hour thereafter. An outdoor plaza includes a variety of midway games as well as retail and beverage kiosks. The Rainforest River Adventure Ride gives guests an opportunity for an entertaining trip to the rainforests of the world aboard a six-person river raft. Resident parrots and other tropical birds are featured daily as our expert curators encourage interaction with guests and share their knowledge about these exotic creatures.

  . Flagship Inn and Pleasure Pier--Galveston, Texas. Plans to purchase and renovate the Galveston Flagship Hotel presently owned by the City of Galveston are underway. It is to be transformed into an 1800's-style inn located on a pier overlooking the Galveston Bay and Gulf of Mexico. The surrounding pier will provide an assortment of entertainment and boardwalk games including a roller coaster, ferris wheel and lighthouse reminiscent of an earlier historical leisure time period.

  . The Texas Boardwalk--Corpus Christi, Texas. A potential development is in the negotiating and planning stages for a renovation of the downtown City Marina on Corpus Christi Bay owned by the City of Corpus Christi, Texas. The proposed restoration, if finalized and agreed to by relevant parties, would result in the creation of the Texas Boardwalk: a waterfront attraction highlighted by a series of paved and landscaped plazas that will form a world class marina, entertainment, dining, and meeting facility. Our proposal, if accepted, is to improve the current marina and to add to our existing Joe's Crab Shack and Landry's Seafood House restaurants already at or adjacent to the site by constructing an Aquarium restaurant and a Rainforest Cafe. In addition, the marina's reputation as a family, convention and tourist destination will be enhanced by many of the features that have made the Kemah Boardwalk a success. These attractions include amusements, retail, kiosks, events and fountains.

  . Inn at the Ballpark--Houston, Texas. The Inn at the Ballpark is located in downtown Houston directly across the street from Minute Maid Park, home of the Houston Astros baseball team. This new luxury hotel with over 200 rooms, scheduled to open in time for Houston's 2004 NFL Super Bowl and the Major League Baseball's 2004 All-Star game, will offer visitors to Houston easy access to all of Houston's amenities including the newly expanded George R. Brown Convention Center, the new Houston Rockets basketball arena, the Theater District, Minute Maid Professional Baseball Park, and our Downtown Aquarium.

  . Galveston Convention Center. The revitalization of the Galveston seawall on the Gulf of Mexico, an area that includes a significant number of our restaurants, is underway with the groundbreaking of the new

     Galveston Convention Center scheduled to open in 2004. The convention center will be housed on a 26-acre beachfront locale. The facility will accommodate a 43,000 square foot exhibition hall, a 15,500 square foot ballroom and over 12,000 square feet of smaller breakout rooms. The convention center will be owned by the City of Galveston and will be managed and operated by the Company.

  . Holiday Inn on the Beach--Galveston, Texas. In March 2003, we acquired this 180 room beachfront resort hotel located along Galveston's seawall and near the new Convention Center under construction.

Strategy

   Our objective is to develop and operate a nationwide system of restaurants that offers customers a fun dining experience, creates a loyal customer base that generates a high level of repeat business and provides superior returns to our investors. By focusing on the food, value, service, and ambiance of a restaurant, we strive to create an environment that fosters repeat patronage and encourages word-of-mouth recommendations. Our operating strategy focuses on the following:

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

  . Distinctive design and decor and casual atmosphere. Our restaurant concepts generally have a distinctive appearance and a flexible design, which can accommodate a wide variety of available sites. We strive to create a memorable dining experience for customers to ensure repeat and frequent patronage.

  . High profile locations for restaurants. We locate a substantial number of our restaurants in markets that provide a balanced mix of tourist, convention, business, and residential clientele. We believe that this strategy results in a high volume of new and repeat customers and provides us with increased name recognition in new markets. As of December 31, 2002, we had 84 restaurants that are considered waterfront properties, which we believe is the largest collection of waterfront restaurants of any domestic company.

  . Commitment to attracting and retaining quality employees. We believe there is a high correlation between the quality of restaurant management and its long-term success. We provide extensive training and attractive compensation as well as promote internally to foster a strong corporate culture and encourage a sense of personal commitment from our employees. With our cash bonus program, our managers typically earn bonuses equal to 15% to 25% of their total cash compensation. We believe we have demonstrated the viability of our restaurant concepts in a wide variety of markets across the U.S. We intend to continue our expansion program through internal growth and acquisitions.

  . Expansion of our core restaurant concepts. We anticipate continued expansion of our core restaurant concepts by opening additional units in existing markets that provide us economic and operating efficiencies and the ability to leverage our operating expertise and knowledge. We intend to concentrate on development of Joe's Crab Shack restaurants in existing markets to increase our competitive position and obtain greater marketing and operational efficiencies. In addition, we intend to commence a similar growth program for Saltgrass Steak House restaurants. The specific rate at which we are able to open new restaurants will be determined by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms and securing appropriate local governmental permits and approvals, and by our ability to supervise construction and recruit and train management personnel, and achieve or exceed target financial results and returns.

  . Development of Specialty Growth Division. The Specialty Growth Division works to develop multi-purpose venues offering themed restaurants, amusements, shops, convention centers and/or resort/convention hotel facilities and operations. These attractions are situated in strategic locations and offer an array of dining and entertainment options that appeal to a wide range of tastes and budgets. In early 2003, the Downtown Aquarium in Houston, Texas and the Rainforest Cafe in Galveston, Texas were opened. The Inn at the Ballpark, a 200-room luxury hotel located next to Minute Maid Professional Baseball Park in downtown Houston, and a city funded convention center in Galveston, Texas are currently under construction. In addition to these endeavors, growth should continue well into 2004 and beyond with the development of the Flagship Hotel and Pleasure Pier in Galveston and the potential Texas Boardwalk in Corpus Christi, which are both currently in the negotiating and planning stage. The Specialty Growth Division will also be working to develop the recently acquired Ocean Journey into the Downtown Aquarium--Denver, a first-class tourist and entertainment destination adjacent to downtown Denver, Colorado.

  . Pursuit of growth through acquisitions. Acquisitions have contributed significantly to our growth and will continue to play a substantial role in our growth strategy. We have a history of acquisitions, including Joe's Crab Shack in 1994, the Crab House in 1996, Rainforest Cafe in 2000, and C.A. Muer, Chart House and Saltgrass Steak House restaurants in 2002. We will continue to pursue opportunistic purchases of, or investments in, other restaurant companies and in the hospitality, amusements, entertainment, food service, facilities management or other related industries.

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

   The following is an update on our recent acquisitions:

   Rainforest Cafe. Our integration efforts produced additional margin expansion in 2002, but most importantly, we were able to stem the tide of previous prolonged revenue declines in the shopping center mall locations. In fact, sales trends at these locations and at tourist venue units were dramatically better, resulting in essentially flat comparative sales for the year.

   Chart House/Muer. The Chart House and Muer acquisitions provided us the opportunity to purchase a collection of valuable restaurant locations, many of which are situated on premium waterfront properties on the Pacific and Atlantic Oceans. We have begun the process of remodeling many of these units, freshening and updating the look of these venues. In addition these restaurants are undergoing menu evaluation and re-engineering, as we look to feature successful dishes from previous menus side-by-side with bold, fresh ideas from our culinary experts. Certain low performing locations are planned for redevelopment into Joe's Crab Shack restaurants.

   Saltgrass Steak House. The nearly seamless integration of Saltgrass into our systems in late 2002 was highlighted by the conversion of all 27 restaurants to our financial tools within 60 days of acquisition. These tools include the point-of-sale system and also implementation of our profitability, and labor/payroll programs. Saltgrass' expansion will begin immediately with two units in existing markets planned for 2003. Beyond 2003, opportunities exist for further penetration of current markets and the development of new markets.

   In addition to our acquisitions, we opened 14 restaurants in 2002. We have increased our planned 2003 openings to between 25 and 30 units. Most of these will be Joe's Crab Shack units, including the redevelopment of up to ten Chart House and Muer restaurant locations.

   A designated team of our employees is responsible for opening new restaurant locations, including kitchen personnel and other individuals who are trained as hosts, waiters, floor managers and bartenders. Our enhanced management-training program allows assistant general managers to be promoted to general managers. We believe that this program and other factors minimize our turnover at the general manager level. We believe that through our training program and the hiring of outside personnel we will be able to support our expansion strategy.

   Our primary growth vehicle is the Joe's Crab Shack concept, although additional restaurants in our other concepts will also be built. We believe that the increased consumption of seafood due to its taste, variety and other perceived health advantages supports the decision to continue the opening of seafood restaurants.

   Our secondary growth vehicle is Saltgrass Steak House. The excellent unit economics of our restaurants and clustered growth strategy support our decision to concentrate our expansion efforts on quality restaurants in strategically targeted markets.

   Additional growth will be achieved through our Specialty Growth Division and possibly by future acquisitions, as we continue to offer a greater diversity of entertainment choices that complement our core restaurant business.

Restaurant Locations

   Our restaurants generally range in size from 5,000 square feet to 16,000 square feet, with an average restaurant size of approximately 8,000 square feet. The seafood restaurants generally have dining room floor seating for approximately 215 customers and additional patio seating on a seasonal basis. Saltgrass restaurants seat about 260 guests. Both formats offer bar seating for approximately 10 to 20 additional customers.

   The Rainforest Cafe restaurants are larger, generally ranging in size from approximately 15,000 to 30,000 square feet with an average restaurant size of approximately 20,000 square feet. The Rainforest Cafe restaurants have between 300 and 600 restaurants seats with an average of approximately 400 seats.

   The following table enumerates by state the location of our restaurants as of December 31, 2002:


                               Number                   Number
                State         of Units State           of Units
                -----         -------- -----           --------
                Alabama......     3    Missouri.......     4
                Arizona......     6    Nevada.........     6
                California...    22    New Jersey.....     5
                Colorado.....     8    New Mexico.....     1
                Connecticut..     1    New York.......     1
                Florida......    30    North Carolina.     3
                Georgia......     9    Ohio...........     9
                Illinois.....    10    Oklahoma.......     2
                Indiana......     5    Oregon.........     1
                Kansas.......     2    Pennsylvania...     3
                Kentucky.....     4    South Carolina.     8
                Louisiana....     4    Tennessee......     5
                Maryland.....     3    Texas..........    85
                Massachusetts     2    Utah...........     1
                Michigan.....    12    Virginia.......     6
                Minnesota....     3    Washington.....     1
                Mississippi..     1    Toronto, Canada     1

                                                         ---
                                       Total..........   267
                                                         ---

   In addition, at year end, there were eight Chart House restaurants operating, but scheduled for closure and redevelopment into Joe's Crab Shack restaurants.

   We are also the developer and operator of the Kemah Boardwalk located south of Houston, Texas. We own and operate substantially all of the 30 acre Kemah Boardwalk development, which includes seven restaurants (included in the table above), a hotel, retail shops, amusement attractions, and a marina.

Menu

   Our seafood restaurants offer a wide variety of high quality, broiled, grilled, and fried seafood items at moderate prices, including red snapper, shrimp, crawfish, crab, lump crabmeat, lobster, oysters, scallops, flounder, and other traditional seafood items, many with a choice of unique seasonings, stuffings and toppings. Menus include a wide variety of seafood appetizers, salads, soups and side dishes. We provide high quality beef, fowl, pastas, and other American food entrees as alternatives to seafood items. Our restaurants also feature a unique selection of desserts often made fresh on a daily basis at each location. Many of our restaurants offer complimentary salad with each entree, as well as certain lunch specials and popularly priced children's entrees. The Rainforest Cafe menu offers traditional American fare, including beef, chicken and seafood. Saltgrass Steak House offers a variety of Certified Angus Beef, prime rib, pork ribs, fresh seafood, chicken and other Texas cuisine favorites at moderate prices.

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

   Our typical seafood unit has a general manager and several kitchen and floor managers. We have internally promoted many of the general managers after training them in all areas of restaurant management with a strong emphasis on kitchen operations. The general managers generally spend a portion of their time in the dining area of the restaurant, supervising the staff and providing service to customers.

   The Rainforest Cafe unit management structure is more complex due generally to higher unit level sales, larger facilities, more sophisticated rainforest theming, including animatronics, aquariums, and complementary retail business activity. A management team consisting of floor, kitchen, retail, facility and outside sales managers supports the general manager.

   Each restaurant management team is eligible to receive monthly incentive bonuses. These employees typically earn between 15% and 25% of their total cash compensation under this program.

   We have spent considerable effort in developing employee growth programs whereby a large number of promotions occur internally. We require each trainee to participate in a formal training program that utilizes departmental training manuals, examinations and a scheduled evaluation process. We require newly hired wait staff to spend from five to ten days in training before they serve our customers. We utilize a program of background checks for prospective management employees, such as criminal checks, credit checks, driving record and drug screening. Management training encompasses three general areas:

  .  all service positions;

  . management, accounting, personnel management, and dining room and bar operations; and

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

   As of December 31, 2002, there were approximately 95 individuals involved in regional management functions generally performing on-site visits, formal inspections and similar responsibilities. As we grow, we plan to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within their geographic area. We plan to promote successful experienced restaurant level management personnel to serve as future regional managers.

   As of December 31, 2002, we employed approximately 23,000 persons, of whom 1,645 were restaurant managers or manager-trainees, 446 were salaried corporate and administrative employees, approximately 95 were operations regional management employees, 75 were development and construction employees and the rest were hourly employees (all numbers approximate). Typical restaurant employment for us is at a seasonal low at December 31, 2002, and may increase seasonally by 30% or more in the summer months. Our restaurants generally employ an average of approximately 60 to 100 people, depending again on seasonal needs. The larger Rainforest Cafe restaurants generally have 160 to 200 employees on average, with certain larger volume units having in excess of 400 people on staff. We believe that our management level employee turnover for 2002 was within industry standards. None of our employees are covered by a collective bargaining agreement. We consider our relationship with employees to be satisfactory.

Customer Satisfaction

   We provide our customers prompt, friendly and efficient service by keeping table-to-wait staff ratios low and staffing each restaurant with an experienced management team to ensure attentive customer service and consistently high food quality. Through the use of comment cards, a 1-800-telephone number, and a web-based customer response site, senior management receives valuable feedback from customers and demonstrates a continuing interest in customer satisfaction by responding promptly.

Purchasing

   We strive to obtain consistent, quality items at competitive prices from reliable sources. We continually search for and test various product sizes, species, and origins, in order to serve the highest quality products possible and to be responsive to changing customer tastes. In order to maximize operating efficiencies and to provide the freshest ingredients for our food products, while obtaining the lowest possible prices for the required quality, each restaurant's management team determines the daily quantities of food items needed and orders such quantities from our primary distributors and major suppliers at prices negotiated primarily by our corporate office. We emphasize availability of the items on our menu, and if an item is in short supply, restaurant level management is expected to procure the item immediately.

   We use many suppliers and obtain our seafood products from global sources in order to ensure a consistent supply of high-quality food and supplies at competitive prices. While the supply of certain seafood species is volatile, we believe that we have the ability to identify alternative seafood products and to adjust our menus as required. We routinely inventory bulk purchases of seafood products and retail goods for distribution to our restaurants to take advantage of buying opportunities, leverage our buying power, and hedge against price and supply fluctuations. As we continue to grow, our ability to improve our purchasing efficiencies will be enhanced.

   We believe that our essential food products and retail goods are available, or can be made available upon relatively short notice, from alternative qualified suppliers and distributors. We primarily use two national distributors in order to achieve certain cost efficiencies, although such services are available from alternative qualified distributors. We have not experienced any significant delays in receiving our food and beverage products, restaurant supplies or equipment. We are reviewing and analyzing alternative distribution companies and strategies.

Advertising and Marketing

   We employ a marketing strategy to attract new customers, to increase the frequency of visits by existing customers, and to establish a high level of name recognition. We have historically relied primarily on word-of-mouth publicity, billboards with distinctive graphics, travel and hospitality magazines and print advertising. Since 1999, we successfully expanded our use of television and radio commercials. We use multiple billboards on highways to direct potential customers from the highways to the restaurants, as well as to build name recognition within each market. Our advertising expenditures for 2002 were approximately 3.6% of revenues. We anticipate that advertising and marketing expenses will moderate as a percentage of revenues and that we will utilize more television and radio advertising.

Service Marks

   Landry's Seafood House, Joe's Crab Shack, Rainforest Cafe, Chart House and Charley's Crab are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House and Saltgrass Steak House are registered design marks. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them.

Competition

   The restaurant industry is intensely competitive with respect to price, service, the type and quality of food offered, location and other factors. We compete with both locally owned restaurants, as well as national and regional restaurant chains, some of which may be better established in our existing and future markets. Many of these competitors have a longer history of operations with substantially greater financial resources. We also compete with other restaurant and retail establishments for real estate sites and restaurant personnel.

   Changes in customer tastes, economic conditions, demographic trends and the location, number of, and type of food served by competing restaurants could affect our business as could a shortage of experienced management and hourly employees.

   We believe our restaurants enjoy a high level of repeat business and customer loyalty due to high food quality, good perceived price-value relationship, comfortable atmosphere, and friendly efficient service.

   Other factors relating to our competitive position in the industry are addressed under the sections entitled "Strategy," "Purchasing," and "Advertising and Marketing" elsewhere in this report.

Rainforest International License and Joint Venture Agreements

   Rainforest Cafe has entered into exclusive license arrangements relating to the operations and development of Rainforest Cafes in the United Kingdom, Japan, France, Mexico, Canada. There are eight international units in operation, including seven franchised units and one company owned and operated unit in Toronto, Canada. Four international franchised units were closed between 2002 and early 2003 due to declining sales and profitability. We own various equity interests in several of the international locations, which were included when we acquired Rainforest Cafe in 2000. We do not anticipate revenues from international franchises to be significant.

Information as to Classes of Similar Products or Services

   We operate in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food, beverages and complementary merchandise to the general public through company-owned and company-operated restaurants, substantially all located in the United States.

ITEM 2. PROPERTIES

Restaurant Locations

   For information concerning the location of our restaurants see
"Business--Restaurant Locations."

   Our corporate office in Houston, Texas is a multi-story building owned by us and includes meeting and training facilities, and a research and development test kitchen. We also own and operate approximately 75,000 square feet of warehouse facilities used primarily for construction activities and related storage and retail goods storage and distribution related activities.

ITEM 3. LEGAL PROCEEDINGS

   Former shareholders, previously holding approximately 4,406,655 shares of Rainforest Cafe, Inc. dissented to the merger between us and Rainforest Cafe. Thereupon, Rainforest Cafe sent each dissenting shareholder a check in the amount of $3.25 per share (Rainforest Cafe's estimate of fair value per share). Subsequently, most of the dissenting shareholders made a demand for supplemental payment based on their ascertation that the fair value per share of common stock in the former Rainforest Cafe was more. We believe that our estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is significantly inflated. The appraisal trial has concluded and the judge has ruled in our favor.

   In January 2002, Rainforest Cafe, Inc., our wholly-owned subsidiary, was sued by EklecCo, L.L.C., in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages, and costs as a result of Rainforest Cafe's alleged breach of a restaurant lease entered into in 1996 for a Rainforest Cafe unit formerly located in the Palisades Mall. Rainforest Cafe believes that it has no liability for damages beyond the personal property located in the premises at the time it vacated the premises. Rainforest Cafe is defending this case vigorously. Because the case is in its early stages, the financial impact to us, if any, cannot be predicted.

   On July 31, 2002, and subsequently amended, a purported collective action lawsuit against us entitled Meaghan Bollenberg, et. al. v. Landry's Restaurants, Inc. was filed in the United States District Court for the Northern District of Illinois, and subsequently moved to the Southern District of Texas Court. The lawsuit was filed by six plaintiffs who were servers on behalf of themselves and others similarly situated. The lawsuit alleges that we violated certain minimum wage laws under the federal Fair Labor Standards Act and seeks damages and costs. We are vigorously defending this litigation. Because the case is in its early stages, the financial impact to us, if any, cannot be predicted.

General Litigation

   We are subject to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

   Our common stock trades on the New York Stock Exchange under the symbol "LNY." As of March 12, 2003, there were approximately 1,121 stockholders of record of the common stock.

   The table below sets forth, for the periods indicated, the high and low sale prices as reported on the New York Stock Exchange.

                                            High   Low
                                           ------ ------
                        2001
                           First Quarter.. $12.80 $ 9.32
                           Second Quarter.  17.25  10.75
                           Third Quarter..  20.54  11.82
                           Fourth Quarter.  21.38  13.64
                        2002
                           First Quarter.. $26.90 $18.00
                           Second Quarter.  29.10  22.45
                           Third Quarter..  25.51  17.55
                           Fourth Quarter.  24.90  17.80

Dividend Policy

   Commencing in 2000, we began to pay an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. The actual declaration and payment of cash dividends depends upon our actual earnings levels, capital requirements, financial condition, and other factors deemed relevant by the board of directors.

Stock Repurchase

   In November 1998, we announced the authorization of an open market stock buy back program, and renewed it April 2000, for an additional $36.0 million. These programs have resulted in our aggregate repurchasing of approximately 10.1 million shares of common stock for approximately $85.5 million through December 31, 2002. In October 2002, we authorized a $50.0 million open market stock buy back program.

ITEM 6. SELECTED FINANCIAL DATA

   The following table contains selected consolidated financial data for each of the past five fiscal years. All numbers are in thousands, except per share data:

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                                    Year Ended December 31,
                                                                ------------------------------------------------------------
                                                                    2002         2001         2000         1999         1998
                                                                --------     --------     --------     --------     --------
INCOME STATEMENT DATA
Revenues....................................................... $894,795     $746,642     $520,980     $438,986     $399,548
Operating costs and expenses:
   Cost of revenues............................................  257,945      219,684      156,787      136,321      121,082
   Restaurant labor............................................  259,198      215,662      147,192      125,566      107,976
   Other restaurant operating expenses.........................  222,711      185,186      122,099      101,563       86,319
   General and administrative expenses.........................   43,384       38,004       26,652       21,354       15,222
   Depreciation and amortization...............................   42,680 (1)   37,147 (1)   33,392 (1)   22,230       18,687
   Restaurant pre-opening expenses.............................    4,591        2,598        3,402        3,764       10,439 (2)
   Store closings and charges..................................       --           --        2,000 (3)    2,945 (3)   37,632 (3)
                                                                --------     --------     --------     --------     --------
      Total operating costs and expenses.......................  830,509      698,281      491,524      413,743      397,357
                                                                --------     --------     --------     --------     --------
Operating income...............................................   64,286       48,361       29,456       25,243        2,191
Other (income) expense:
   Interest (income) expense, net..............................    4,997        9,402        6,617        1,965       (1,625)
   Other, net..................................................     (887)         (56)         887         (178)        (843)
                                                                --------     --------     --------     --------     --------
      Total other (income) expense.............................    4,110        9,346        7,504        1,787       (2,468)
                                                                --------     --------     --------     --------     --------
Income before taxes & cumulative effect of accounting change...   60,176       39,015       21,952       23,456        4,659
Provision for income taxes.....................................   18,654       12,095        7,302        8,080        1,607
                                                                --------     --------     --------     --------     --------
Income before cumulative effect of accounting change...........   41,522       26,920       14,650       15,376        3,052
Cumulative effect of accounting change, net of tax (1998)......       --           --           --           --        3,382 (2)
                                                                --------     --------     --------     --------     --------
Net income..................................................... $ 41,522     $ 26,920     $ 14,650     $ 15,376     $   (330)
Net income before special charges, merger costs and accounting
 change........................................................ $ 41,522     $ 26,920     $ 20,301     $ 17,305     $ 27,701
                                                                ========     ========     ========     ========     ========
Earnings per share information:
Basic
   Net income before cumulative effect of accounting change.... $   1.60     $   1.24     $   0.63     $   0.58     $   0.10
   Cumulative effect of accounting change, net of tax..........       --           --           --           --        (0.11)
                                                                --------     --------     --------     --------     --------
   Net income (loss)........................................... $   1.60     $   1.24     $   0.63     $   0.58     $  (0.01)
                                                                ========     ========     ========     ========     ========
   Net income before special charges, merger costs and
    accounting change.......................................... $   1.60     $   1.24     $   0.87     $   0.65     $   0.94
                                                                ========     ========     ========     ========     ========
   Average number of common shares outstanding.................   25,900       21,750       23,400       26,675       29,400
Diluted........................................................
   Net income before cumulative effect of accounting change.... $   1.54     $   1.19     $   0.62     $   0.57     $   0.10
   Cumulative effect of accounting change, net of tax..........       --           --           --           --        (0.11)
                                                                --------     --------     --------     --------     --------
   Net income (loss)........................................... $   1.54     $   1.19     $   0.62     $   0.57     $  (0.01)
                                                                ========     ========     ========     ========     ========
   Net income before special charges, merger costs and
    accounting change.......................................... $   1.54     $   1.19     $   0.86     $   0.64     $   0.93
                                                                ========     ========     ========     ========     ========
   Weighted average number of common shares and equivalents
    outstanding................................................   26,900       22,535       23,600       27,025       29,900

BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)...................................... $(55,685)    $ (6,017)    $(39,657)(4) $ 17,430     $ 43,960
Total assets...................................................  933,015      690,171      663,875      496,726      489,949
Short-term notes payable and current portion of long-term notes
 and other obligations.........................................    1,783           --           60           93           82
Long-term notes and other obligations, noncurrent..............  189,404      175,000      155,000       68,060       35,153
Stockholders' equity........................................... $567,075     $393,671     $364,553     $377,348     $408,672

--------
(1) In 2002, 2001 and 2000, we recorded asset impairment charges of $2.2 million ($1.5 million after tax), $2.4 million ($1.6 million after tax) and $6.3 million ($4.3 million after tax), respectively, related to the adjustment to estimated fair value of certain restaurant properties.
(2) During 1998, we adopted a new accounting rule requiring the expensing of pre-opening costs as incurred. Additionally, pre-opening costs capitalized at December 31, 1997, were required to be expensed effective January 1, 1998, as a cumulative effect of a change in accounting principle.
(3) In the second quarter of 2000, we recorded a $2.0 million special charge to expense merger costs for our initial failed offer to acquire Rainforest Cafe. We incurred $2.9 million in store closings and special charges during 1999, which comprised the net result of $3.7 million in transaction costs as the result of a terminated merger agreement with another company during the first quarter of 1999, and the reversal of an accrual (income) of $0.7 million related to favorable lease settlement terminations during the second quarter of 1999. We incurred $37.6 million in store closings and special charges in the fourth quarter of 1998. These 1998 charges provided an estimated income tax benefit of $13.0 million, and were the result of our decision during the fourth quarter of 1998 to close eleven underperforming restaurants and incur significant changes in the strategic growth plan.
(4) Amount includes accrued costs of $44.4 million attributable to our acquisition payable liabilities of Rainforest Cafe.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   We own and operate full-service, casual dining restaurants. As of December 31, 2002, we operated 267 restaurants. In addition to these units, there were eight Chart House restaurants operating but scheduled for closure and redevelopment into Joe's Crab Shack restaurants.

   In February 2002, we acquired 15 seafood restaurants located primarily in Michigan and Florida resulting from the acquisition of C.A. Muer, Inc., (the "Muer Acquisition"). In August 2002, we purchased 27 Chart House seafood restaurants, located primarily on the East and West Coasts of the United States. Both of these acquisitions included plans for the redevelopment of 10 additional lower profitability restaurants, also then acquired, into Joe's Crab Shack restaurants, and the sale or disposal of six additional acquired, but non-strategic, locations. In October 2002, we purchased 27 Texas-based Saltgrass Steak House restaurants.

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

Results of Operations

  Restaurant Profitability

   The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

                                                Year Ended December 31,
                                                ----------------------
                                                 2002    2001    2000
                                                -----   -----   -----
            Revenues........................... 100.0%  100.0%  100.0%
            Cost of revenues...................  28.8    29.4    30.1
            Restaurant labor...................  29.0    28.9    28.3
            Other restaurant operating expenses  24.9    24.8    23.4
                                                -----   -----   -----
            Restaurant level profit............  17.3%   16.9%   18.2%
                                                =====   =====   =====

  Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

   Revenues increased $148,152,334, or 19.8%, from $746,642,287 to $894,794,621 for the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase in revenues was primarily attributable to revenues from new restaurant openings, a same store sales increase of 1.6% for the Company's seafood restaurants, offset by a slight decline in Rainforest Cafe restaurant revenues, and the inclusion of 2002 revenues from the Muer (since February
2002), Chart House (since August 2002) and Saltgrass Steak House restaurants (since October 2002) acquisitions. The Company's same store sales declined in the fourth quarter of 2002, and management believes that comparisons for the first quarter of 2003 may be rather difficult in light of excellent prior year comparative same store sales results, unfavorable weather and a more difficult and competitive economic environment.

   As a primary result of increased revenues, cost of revenues increased $38,261,051, or 17.4%, from $219,683,690 to $257,944,741 in the year ended
December 31, 2002, compared to the prior year. Cost of revenues as a percentage of revenues for the year ended December 31, 2002 decreased to 28.8% from 29.4% in 2001. The decrease in cost of revenues as a percentage of revenues primarily reflects menu changes and lower product costs in 2002 as compared to 2001, partially offset by the inclusion of Saltgrass Steak House restaurants (since October 2002) with higher than Company average cost of sales margins.

   Restaurant labor expenses increased $43,535,944, or 20.2%, from $215,662,020 to $259,197,964 in the year ended December 31, 2002, compared to the prior year. Restaurant labor expenses as a percentage of revenues for the year ended December 31, 2002, increased to 29.0% from 28.9% in 2001, as a primary result of higher labor costs at the restaurants purchased in recent acquisitions, partially offset by increases in hourly labor productivity.

   Other restaurant operating expenses increased $37,524,400, or 20.3%, from $185,186,106 to $222,710,506 in the year ended December 31, 2002, compared to the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.9% in 2002 from 24.8% in 2001, as a primary result of higher marketing and advertising expenses, partially offset by lower utility costs.

   General and administrative expenses increased $5,380,311, or 14.2%, from $38,003,488 to $43,383,799 in the year ended December 31, 2002, compared to the prior year, and declined as a percentage of revenues to 4.8% in 2002 from 5.1% in 2001. The dollar increase resulted primarily from increased personnel to support our expanded operations. The decrease as a percentage of revenues is the primary result of increased leverage from higher revenues increasing more than expenses.

   Depreciation and amortization expense increased $5,532,695, or 14.9%, from $37,147,325 to $42,680,020 in the year ended December 31, 2002, compared to the prior year. The dollar increase was primarily due to the addition of new restaurants and equipment and the restaurant acquisitions in 2002, and asset impairment charges of $2,200,000 in 2002, compared to $2,394,000 in 2001.

   The decrease in net interest expense for the year ended December 31, 2002, as compared to the prior year, is substantially due to reduced borrowings as a result from repayments using proceeds of a secondary stock offering we completed in April 2002. Also, the average borrowing rate declined by approximately 1.3 percentage points between December 31, 2001 to December 31, 2002. The change in other expense (income), includes an unrealized gain on investments of $875,000, and additional income of $1,100,000 from a settlement from a vendor, offset by a loss of $1,500,000 on an asset in 2002.

   Provision for income taxes increased by $6,558,908 to $18,654,638 in 2002 from $12,095,730 in 2001 primarily due to changes in our pre-tax income.

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

  Liquidity and Capital Resources

   In February 2002, we completed our acquisition of C.A. Muer Restaurants, Inc. for approximately $28 million, which was funded with borrowings from our credit line. In April 2002, we completed a public offering of 5,297,500 shares of common stock and raised approximately $132.6 million. These proceeds were initially used to pay down the majority of amounts outstanding on our credit line. In August 2002, we acquired 27 Chart House restaurants and additional restaurant locations for $45 million, plus assumptions of trade payables, which was funded with borrowings from our credit line. In October 2002, we purchased the 27-unit Saltgrass Steak House and seafood chain for approximately $73 million. The acquisition was financed by borrowing on the credit facility and a $20 million, 7 year, 5.5% note from the seller. In October 2002, we authorized a $50.0 million open market stock buy back program. Our $220.0 million line of credit from a syndicate of banks matures in July 2004 and is available for expansion, acquisitions, share repurchases and other general corporate purposes. In July 2002, the credit line was amended to permit the Chart House and Saltgrass acquisitions. At December 31, 2002, we had $171.0 million outstanding under this credit facility at an average interest rate of 3.7%, and remaining availability of approximately $41.3 million.

   For the year ended December 31, 2002, we funded our capital expenditures of $115.9 million and $146.5 million in acquired restaurant properties (Muer, Chart House and Saltgrass Steak House restaurants), out of existing cash balances, cash flows from operations, and borrowings.

   We expect to spend approximately $120 to $130 million on capital expenditures in 2003. The majority of planned capital expenditures will be for restaurants that are expected to open in 2003 and 2004, which include approximately 25 to 30 restaurants in 2003, although a portion will be for land purchases, other entertainment and hospitality opportunities, and the completion of our Downtown Aquarium project in Houston, Texas. In addition, we are renovating a building adjacent to the new Houston professional baseball park and close to the Houston Convention Center, into a 200-room hotel as a part of our specialty growth opportunities. Expected construction costs of approximately $25 million will be expended over several years. Further, we were awarded a contract from the City of Galveston, Texas to develop, construct and operate the Galveston Island Convention Center. The estimated construction costs are being funded by proceeds from governmental agency bonds issued by the City of Galveston and serviced by certain taxes. Under the agreements, we have the right to one-half of the profits of the Convention Center. Our estimated costs of these projects are included in our projected capital expenditures.

   We plan to fund 2003 capital expenditures and any additional restaurant acquisitions out of proceeds from existing cash balances, cash flow from operations and availability under our existing credit facility. As a result of our tax carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced federal income tax payments for the foreseeable future, and therefore provide additional cash flow for funding our business activities and debt service.

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

  Seasonality and Quarterly Results

   Our business is seasonal in nature. Our reduced winter volumes cause revenues and, to a greater degree, operating profits to be lower in the first and fourth quarters than in other quarters. We have and continue to open restaurants in highly seasonal tourist markets. We further note that the Joe's Crab Shack restaurants tend to experience even greater seasonality and sensitivity to weather than our other restaurant concepts. Periodically, our sales and profitability may be negatively affected by adverse weather, which occurred in the fourth quarter of 2002 and is expected to occur in the first quarter of 2003. The timing of unit openings can and will affect quarterly results.

  Critical Accounting Policies

   Restaurant and other properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value. Properties to be disposed of are reported at the lower of their carrying amount or fair value, reduced for estimated disposal costs, and are included in other current assets.

   The Company follows the intrinsic value method of accounting for stock options, and as such does not record compensation expense related to amounts outstanding.

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

  Interest Rate Risk

   Total debt at December 31, 2002, included $171.0 million of floating-rate debt attributed to a bank syndicated line of credit at an average interest rate of 3.7%. The floating-rate debt will mature in July 2004. As a result, our annual interest cost in 2003 will fluctuate based on short-term interest rates and may be subject to an increase if we elect to refinance our obligations on a longer term fixed rate basis. The impact on annual cash flow of a ten percent change in the floating rate (approximately 0.4%) would be approximately $0.6 million annually based on the floating-rate debt outstanding at December 31, 2002, however, there are no assurances that possible rate changes would be limited to such amounts. At December 31, 2002, our floating-rate debt had a book value and a fair market value of $171.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements are set forth commencing on page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   During the fiscal years 2000 and 2001 there were no changes in our independent public accountants, nor were there any disagreements with such accountants, and no reportable events occurred. In 2002, the Company reported that it had retained Ernst & Young LLP to replace Arthur Andersen LLP. Ernst & Young LLP remains the Company's independent auditor through the date of this report. There are no disagreements with Ernst & Young LLP, and no reportable events occurred.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Certain information relating to our directors and executive officers are incorporated by reference from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

   Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Certain information relating to our directors and executive officers are incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002.

Equity Compensation Plan Information

   The following table provides information as of December 31, 2002 regarding the number of shares of Common Stock that may be issued under the Company's equity compensation plans.

                                                                                        Number of securities
                                          Number of securities                        remaining available for
                                           to be issued upon     Weighted average   future issuance under equity
                                              exercise of       exercise price of        compensation plans
                                          outstanding options, outstanding options,    (excluding securities
              Plan Category               warrants and rights  warrants and rights    reflected in column (a))
              -------------               -------------------- -------------------- ----------------------------
                                                  (a)                  (b)                      (c)
Equity compensation plans approved by the
  stockholders...........................      1,034,835              $ 8.83                        --
Equity compensation plans not approved by
  the stockholders (1)...................      1,659,635              $13.20                 1,300,000
                                               ---------              ------                 ---------
       Total.............................      2,694,470              $11.57                 1,300,000
                                               =========              ======                 =========

--------
(1) We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted without stockholder approval:

   (a) The Landry's Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan authorizes the issuance of up to 2,162,500 shares, all of which are currently held in our treasury. This plan allows awards of non-qualified stock options, which may include stock appreciation rights, to our consultants, employees and non-employee directors. The plan is administered by our compensation committee. Terms of the award, such as vesting and exercise price, are to be determined by the compensation committee and set forth in the grant agreement for each award.
   (b) On July 22, 2002, we issued options to purchase an aggregate of 437,500 shares under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets.
   (c) On July 22, 2002, we issued options to purchase an aggregate of 6,000 shares to our non-employee directors. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years.
   (d) On March 16, 2001, we issued options to purchase an aggregate of 387,500 shares to our senior management under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets.
   (e) On March 16 and September 13, 2001, options to purchase an aggregate of 240,000 shares were issued to certain of our individual employees, under individual option grant agreements. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control.
   (f) On April 27, 1995, Landry's issued options to purchase an aggregate of 600,000 shares under an individual stock option agreement with Landry's President and CEO. Options under the agreement were granted at market price and expire ten years from the date of grant. These options vested in equal installments over a period of three years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002.

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

      The following financial statements are set forth herein commencing on page 23:

        --Report of Independent Auditors

        --Consolidated Balance Sheets as of December 31, 2002 and 2001

        --Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

        --Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 2002, 2001 and 2000

        --Consolidated Statements of Cash Flows for the years ended December
          31, 2002, 2001 and 2000

        --Notes to Consolidated Financial Statements

      2. Financial Statement Schedules--Not applicable.

   (b) Reports on Form 8-K

        --On October 4, 2002, we filed an 8-K Report, reporting on Item 5, on acquisition of the Saltgrass Steak House restaurants.

   (c) Exhibits

        --All exhibits required by Item 601 of Regulation S-K are listed in the accompanying "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Landry's Restaurants, Inc.

We have audited the consolidated balance sheet of Landry's Restaurants, Inc. and Subsidiaries as of December 31, 2002, and the consolidated statement of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Landry's Restaurants, Inc. and Subsidiaries as of December 31, 2001, and 2000, and for the years then ended were audited by other auditors who have ceased operations and whose report dated February 4, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landry's Restaurants, Inc. and Subsidiaries at December 31, 2002 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Houston, Texas
February 11, 2003
(Except with respect to the matter discussed in Note 7 as to which the date is March 26, 2003)

Note: The report of Arthur Andersen LLP presented below is a copy of a previously issued Arthur Andersen LLP report and said report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report on this Form 10-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Landry's Restaurants, Inc.:

We have audited the accompanying consolidated balance sheet of Landry's Restaurants, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landry's Restaurants, Inc., and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 4, 2002
(except with respect to the matter
discussed in Note 5 as to which the date is February 25, 2002)

                          LANDRY'S RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                            -------------------------
                                                                                2002         2001
                                                                            ------------ ------------
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents............................................... $ 13,878,199 $ 31,081,008
   Accounts receivable--trade and other....................................   19,910,006   13,518,828
   Inventories.............................................................   40,879,375   33,562,608
   Deferred taxes..........................................................    6,227,519    5,621,459
   Other current assets....................................................   11,774,016   10,336,996
                                                                            ------------ ------------
       Total current assets................................................   92,669,115   94,120,899
                                                                            ------------ ------------
PROPERTY AND EQUIPMENT, net................................................  830,930,131  587,828,723
GOODWILL...................................................................    2,434,547    2,438,996
OTHER ASSETS, net..........................................................    6,981,286    5,782,578
                                                                            ------------ ------------
       Total assets........................................................ $933,015,079 $690,171,196
                                                                            ============ ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable........................................................ $ 71,748,874 $ 45,027,820
   Accrued liabilities.....................................................   74,237,570   55,109,685
   Income taxes payable....................................................      584,531           --
   Current portion of long-term notes and other obligations................    1,783,427           --
                                                                            ------------ ------------
       Total current liabilities...........................................  148,354,402  100,137,505
                                                                            ------------ ------------
LONG-TERM NOTES, NET OF CURRENT PORTION....................................  189,403,599  175,000,000
DEFERRED TAXES.............................................................   11,540,594    4,126,948
OTHER LIABILITIES..........................................................   16,641,047   17,236,120
                                                                            ------------ ------------
       Total liabilities...................................................  365,939,642  296,500,573
                                                                            ------------ ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common Stock, $0.01 par value, 60,000,000 shares authorized, 27,771,479
     and 21,996,369 issued and outstanding, respectively...................      277,715      219,964
   Additional paid-in capital..............................................  441,338,043  305,598,659
   Retained earnings.......................................................  125,459,679   87,852,000
                                                                            ------------ ------------
       Total stockholders' equity..........................................  567,075,437  393,670,623
                                                                            ------------ ------------
       Total liabilities and stockholders' equity.......................... $933,015,079 $690,171,196
                                                                            ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        Year Ended December 31,
                                                ----------------------------------------
                                                    2002          2001          2000
                                                ------------  ------------  ------------
REVENUES....................................... $894,794,621  $746,642,287  $520,979,796
OPERATING COSTS AND EXPENSES:
   Cost of revenues............................  257,944,741   219,683,690   156,786,917
   Restaurant labor............................  259,197,964   215,662,020   147,192,415
   Other restaurant operating expenses.........  222,710,506   185,186,106   122,098,633
   General and administrative expenses.........   43,383,799    38,003,488    26,652,446
   Depreciation and amortization...............   42,680,020    37,147,325    33,391,788
   Restaurant pre-opening expenses.............    4,590,972     2,598,293     3,401,511
   Store closings and special charges..........           --            --     2,000,000
                                                ------------  ------------  ------------
       Total operating costs and expenses......  830,508,002   698,280,922   491,523,710
OPERATING INCOME...............................   64,286,619    48,361,365    29,456,086
OTHER EXPENSE (INCOME):
   Interest expense, net.......................    4,997,022     9,402,351     6,617,567
   Other, net..................................     (886,657)      (56,285)      886,573
                                                ------------  ------------  ------------
                                                   4,110,365     9,346,066     7,504,140
INCOME BEFORE INCOME TAXES.....................   60,176,254    39,015,299    21,951,946
PROVISION FOR INCOME TAXES.....................   18,654,638    12,095,730     7,301,828
                                                ------------  ------------  ------------
NET INCOME..................................... $ 41,521,616  $ 26,919,569  $ 14,650,118
                                                ============  ============  ============
EARNINGS PER SHARE INFORMATION:
BASIC
   Net income.................................. $       1.60  $       1.24  $       0.63
   Average number of common shares outstanding.   25,900,000    21,750,000    23,400,000
DILUTED........................................
   Net income.................................. $       1.54  $       1.19  $       0.62
   Average number of common and common share
     equivalents outstanding...................   26,900,000    22,535,000    23,600,000


  The accompanying notes are an integral part of these consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Common Stock
                                      --------------------
                                                              Additional      Retained
                                        Shares     Amount   Paid-In Capital   Earnings        Total
                                      ----------  --------  --------------- ------------  ------------
BALANCE, January 1, 2000............. 24,823,125  $248,231   $322,605,100   $ 54,494,707  $377,348,038
   Net income........................         --        --             --     14,650,118    14,650,118
   Dividends paid....................         --        --             --     (1,764,579)   (1,764,579)
   Purchase of common stock held
     for treasury.................... (3,324,773)  (33,247)   (21,379,388)    (4,268,284)  (25,680,919)
                                      ----------  --------   ------------   ------------  ------------
BALANCE, December 31, 2000........... 21,498,352   214,984    301,225,712     63,111,962   364,552,658
   Net income........................         --        --             --     26,919,569    26,919,569
   Dividends paid....................         --        --             --     (2,167,959)   (2,167,959)
   Purchase of common stock held
     for treasury....................     (3,506)      (35)       (64,797)       (11,572)      (76,404)
   Exercise of stock options and tax
     benefit.........................    501,523     5,015      4,437,744             --     4,442,759
                                      ----------  --------   ------------   ------------  ------------
BALANCE, December 31, 2001........... 21,996,369   219,964    305,598,659     87,852,000   393,670,623
   Net income........................         --        --             --     41,521,616    41,521,616
   Dividends paid....................         --        --             --     (2,500,387)   (2,500,387)
   Issuance of common stock, net.....  5,297,500    52,975    132,524,341             --   132,577,316
   Purchase of common stock held
     for treasury....................   (304,904)   (3,049)    (5,317,638)    (1,413,550)   (6,734,237)
   Exercise of stock options and tax
     benefit.........................    782,514     7,825      8,532,681             --     8,540,506
                                      ----------  --------   ------------   ------------  ------------
BALANCE, December 31, 2002........... 27,771,479  $277,715   $441,338,043   $125,459,679  $567,075,437
                                      ==========  ========   ============   ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                            -------------------------------------------
                                                                 2002           2001           2000
                                                            -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................ $  41,521,616  $  26,919,569  $  14,650,118
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Gain on sales of assets.................................      (154,957)      (565,822)            --
   Depreciation and amortization...........................    42,680,020     37,147,325     33,391,788
   Deferred rent and other charges (income)................       541,874       (241,155)      (413,988)
   Changes in assets and liabilities:
     (Increase) decrease in trade and other receivables....    (3,826,716)    (2,865,441)     4,364,595
     (Increase) decrease in inventories....................    (4,044,169)     1,189,511     (7,758,689)
     (Increase) decrease in other assets...................    (7,316,003)     8,977,078     11,234,860
     Increase (decrease) in accounts payable and accrued
       liabilities.........................................    42,236,086     18,410,181      9,866,444
                                                            -------------  -------------  -------------
   Total adjustments.......................................    70,116,135     62,051,677     50,685,010
                                                            -------------  -------------  -------------
       Net cash provided by operating activities...........   111,637,751     88,971,246     65,335,128
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment additions..........................  (115,903,544)   (73,462,974)   (77,569,028)
 Proceeds from sale of property and equipment..............     2,097,870        750,000             --
 Business acquisitions, net of cash acquired...............  (161,108,095)   (32,580,607)   (44,562,492)
                                                            -------------  -------------  -------------
       Net cash used in investing activities...............  (274,913,769)  (105,293,581)  (122,131,520)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock........................   132,577,316             --             --
 Purchases of common stock.................................    (6,734,237)       (76,404)   (25,680,919)
 Proceeds from exercise of stock options...................     7,134,631      3,548,144             --
 Borrowings (payments) under credit line and notes payable,
   net.....................................................    15,595,886     19,940,037     86,907,083
 Dividends paid............................................    (2,500,387)    (2,167,959)    (1,764,579)
 Other.....................................................            --             --        516,666
                                                            -------------  -------------  -------------
       Net cash provided by financing activities...........   146,073,209     21,243,818     59,978,251
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS..............................................   (17,202,809)     4,921,483      3,181,859
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR.....................................................    31,081,008     26,159,525     22,977,666
                                                            -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR................... $  13,878,199  $  31,081,008  $  26,159,525
                                                            =============  =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
   Interest................................................ $   5,567,196  $  10,230,853  $   7,692,000
   Income taxes............................................ $   8,689,374  $          --  $   2,312,000

  The accompanying notes are an integral part of these consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

   Landry's Restaurants, Inc. (the "Company") owns and operates seafood restaurants primarily under the trade names of Landry's Seafood House, Joe's Crab Shack, The Crab House, Charley's Crab, The Chart House and Saltgrass Steak House. In addition the Company owns and operates domestic and licenses international rainforest themed restaurants under the trade name Rainforest Cafe. Rainforest Cafe, Inc. ("Rainforest Cafe"), a casual dining restaurant chain, was acquired in 2000.

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

   The Company adopted SFAS No. 141, "Business Combinations". SFAS No. 142, "Goodwill and Other Intangible Assets" and adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These pronouncements did not have a material effect on the Company's financial statements. The Company follows the intrinsic value method of accounting for stock options, and as such does not record compensation expense related to amounts outstanding.

Inventories

   Inventories consist of food and beverages used in restaurant operations and complementary retail goods and are recorded at the lower of cost or market value as determined by the average cost for food and beverages and by the retail method on the first-in, first-out basis for retail goods. Inventories consisted of the following:

                                          December 31,
                                     -----------------------
                                        2002        2001
                                     ----------- -----------
                   Food and beverage $29,124,594 $24,162,722
                   Retail goods.....  11,754,781   9,399,886
                                     ----------- -----------
                                     $40,879,375 $33,562,608
                                     =========== ===========

Property and Equipment

   Property and equipment are recorded at cost. Expenditures for major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred.

   The Company computes depreciation using the straight-line method. The estimated lives used in computing depreciation are generally as follows: buildings and improvements--5 to 40 years; furniture, fixtures and equipment--5 to 15 years; and leasehold improvements--shorter of 30 years or lease term, including extensions where appropriate.

                          LANDRY'S RESTAURANTS, INC.

   Interest is capitalized in connection with restaurant construction and development activities, and other real estate development projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. During 2002, 2001 and 2000, the Company capitalized interest costs of approximately $1,959,000, $2,437,000, and $1,650,000, respectively.

   Restaurant and other properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value. Properties to be disposed of are reported at the lower of their carrying amount or fair value, reduced for estimated disposal costs, and are included in other current assets.

Pre-Opening Costs

   Pre-opening costs are expensed as incurred and include the direct and incremental costs incurred in connection with the commencement of each restaurant's operations, which are substantially comprised of training-related costs.

Development Costs

   Certain direct costs are capitalized in conjunction with site selection for planned future restaurants, acquiring restaurant properties and other real estate development projects. Direct and certain related indirect costs of the construction department, including interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized over the life of the related building and leasehold interest. Costs related to abandoned site selections, projects, and general site selection costs which cannot be identified with specific restaurants are charged to operations.

Advertising

   Advertising costs are expensed as incurred during such year. Advertising expenses were $32.1 million, $21.9 million and $10.9 million in 2002, 2001 and 2000, respectively.

Goodwill

   Goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually. Other tangible assets are amortized over the life of the related agreement. These amounts are included in goodwill and other assets in the accompanying consolidated balance sheets, respectively.

Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.

                          LANDRY'S RESTAURANTS, INC.

Cash Flow Reporting

   For purposes of the consolidated financial statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Segment Reporting

   As of December 31, 2002, the Company operated 267 casual full-service dining restaurants which are a part of a single operating segment. The restaurants operate principally in the United States and provide similar products to similar customers. The restaurants generally possess similar pricing structures resulting in the potential for similar long-term expected financial performance characteristics. Revenues are from the sale of food, beverages and complementary retail items.

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

2. ACQUISITIONS

   In February 2002, the Company acquired C.A. Muer, Inc. the owner and operator of 15 seafood restaurants ("Muer Acquisition") in a stock purchase transaction for approximately $28.5 million. In August 2002, the Company acquired, in an asset purchase transaction, 27 Chart House seafood restaurants located primarily on the East and West coasts of the United States from Angelo and Maxie's, Inc. for approximately $45.5 million, as well as assumption of selected trade payable related liabilities. Both of these acquisitions included plans for the redevelopment of 10 additional lower profitability restaurants, also then acquired, into Joe's Crab Shacks concept seafood restaurants, as well as the sale or disposal of six acquired but non-strategic locations. In October 2002, the Company acquired 27 Saltgrass Steak House restaurants in a stock purchase transaction for approximately $73.0 million which included a $20 million promissory note issued by the seller. The Saltgrass acquisition provides for future contingent payments based on the financial performance of the acquired restaurants and a limited number of future restaurants. As such contingency payments have not been earned, no amounts have been accrued. Any related incentive payment is expected to require financial performance of the acquired business to be well in excess of historical financial performance. The noted above acquisitions are accounted for under SFAS 141 and results of operations are included in the accompanying financial statements from the date of acquisition.

   The assets acquired and liabilities assumed of the acquired businesses were recorded at estimated fair values as determined by the Company's management and using relevant comparables, appraisals, and records. The preliminary allocation of the Muer purchase price was revised by $5.8 million based on additional information. These purchase price allocations are subject to revision within the next year based on the final determination of fair values.

   On October 28, 2000, the Company acquired a majority ownership in Rainforest Cafe. On December 1, 2000, the Company completed the 100% merger of a Company-owned subsidiary into Rainforest Cafe with Rainforest Cafe as the surviving corporation. The aggregate purchase price for outstanding shares was approximately $70 million, which was provided primarily from the Company's existing bank credit facility. The aggregate purchase price includes payments to dissenting shareholders in 2001.

   The acquisition was accounted for by the purchase method of accounting and, accordingly, the Company's financial statements include the Company's ownership portion of the operating results of Rainforest Cafe since November 1, 2000. The preliminary allocation of the purchase price was revised by $8.4 million based on the final determination of fair values.

                          LANDRY'S RESTAURANTS, INC.

   A summary of the assets acquired and liabilities assumed in the acquisitions follows (in 000's):

                                                                           2000
                                               2002 Acquisitions        Acquisition
                                        ------------------------------  -----------
                                                                        Rainforest
                                          Muer    Chart House Saltgrass    Cafe
                                        --------  ----------- --------- -----------
Estimated fair value of assets acquired $ 45,431    $56,721   $ 83,524   $139,650
Liabilities assumed....................  (16,883)    (5,281)   (10,063)   (60,244)
                                        --------    -------   --------   --------
Allocated purchase price...............   28,548     51,440     73,461     79,406
   Less cash acquired and seller note..     (895)      (163)   (21,200)   (19,615)
                                        --------    -------   --------   --------
Net cash paid.......................... $ 27,653    $51,277   $ 52,261   $ 59,791
                                        ========    =======   ========   ========

   The Company has disputes with one or more parties and believes that purchase price reductions are appropriate and due.

   As a result of the acquisitions, the Company has recorded acquisition integration costs for the estimated incremental costs to exit and consolidate activities at various locations, to involuntarily terminate employees, and for other costs to integrate operating locations and other activities of the acquired business with the Company. Accounting principles generally accepted in the United States provide that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. Acquisition integration for the 2002 acquisitions aggregated $6.9 million of which most liabilities were paid in 2002.

   Accrued merger costs as of December 31, 2000, included remaining Rainforest Cafe common stock acquisition costs of $16.0 million, involuntary corporate termination costs of $8.2 million, restaurant exit costs of $16.7 million, and other miscellaneous costs of $3.5 million. During 2001, accrued merger costs were reduced by cash payments aggregating $32.5 million and by purchase accounting adjustments that reduced estimated facility rationalization and exit costs by $8.4 million. Such adjustments did not affect the Company's consolidated income. Accrued merger costs as of December 31, 2001, related to the Rainforest Cafe acquisition were paid in 2002.

3. PROPERTY AND EQUIPMENT AND OTHER ASSETS

   Property and equipment is comprised of the following:

                                                  December 31,
                                          ----------------------------
                                               2002           2001
                                          -------------  -------------
        Land............................. $ 138,379,047  $ 100,924,886
        Buildings and improvements.......   195,445,593    152,594,344
        Furniture, fixtures and equipment   179,119,008    153,184,645
        Leasehold improvements...........   398,384,738    290,614,126
        Construction in progress.........    86,968,286     23,463,382
                                          -------------  -------------
                                            998,296,672    720,781,383
        Less--accumulated depreciation...  (167,366,541)  (132,952,660)
                                          -------------  -------------
        Property and equipment, net...... $ 830,930,131  $ 587,828,723
                                          =============  =============

                          LANDRY'S RESTAURANTS, INC.

   The Company continually evaluates unfavorable cash flows, if any, related to under performing restaurants. Periodically it is concluded that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. As a result, the Company recorded asset impairment depreciation charges of approximately $2,200,000, $2,394,000 and $6,292,000 in 2002, 2001 and 2000,
respectively, representing the difference between the estimated fair value and carrying value for those restaurant properties. The asset impairment charge is classified as depreciation and amortization expense in the consolidated statements of income.

   Other current assets are comprised of the following:

                                            December 31,
                                       -----------------------
                                          2002        2001
                                       ----------- -----------
                 Prepaid expenses..... $ 4,439,300 $ 3,158,247
                 Assets held for sale.   3,585,925   5,114,291
                 Marketable securities   2,752,979          --
                 Deposits.............     995,812   2,064,458
                                       ----------- -----------
                                       $11,774,016 $10,336,996
                                       =========== ===========

   Other income during 2002 includes additional income of $1,100,000 from a settlement from a vendor and $875,000 in unrealized gains on marketable securities classified as trading offset by a loss of $1,500,000 on an asset held for sale.

4. ACCRUED LIABILITIES

   Accrued liabilities are comprised of the following:

                                                                    December 31,
                                                               -----------------------
                                                                  2002        2001
                                                               ----------- -----------
Payroll and related costs..................................... $14,708,991 $14,137,640
Rent, insurance and taxes, other than payroll and income taxes  36,628,732  24,845,811
Deferred revenue (gift certificates)..........................   9,085,304   2,252,775
Accruals for acquisitions (Note 2)............................     591,624   3,569,111
Other.........................................................  13,222,919  10,304,348
                                                               ----------- -----------
                                                               $74,237,570 $55,109,685
                                                               =========== ===========

5. DEBT

   As of December 31, 2002, the Company had a $220.0 million credit line from a syndicate of banks. The credit line matures in July 2004, and is available for expansion, acquisitions, share repurchases, and other general corporate purposes. Interest on the credit line is payable monthly or quarterly at Libor or the banks' base rate plus a financing spread (aggregating 3.7% at December 31, 2002). The Company's financing spread is presently 2.0% for Libor, and 0.25% for base rate borrowings, and may be decreased or increased by 25 basis points as the Company's leverage ratio decreases or increases over predetermined percentages. The credit line is secured by stock of subsidiaries, governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, tangible net worth and fixed charge coverage ratio tests, limitations of capital expenditures to prescribed amounts, maximum annual cash dividends, and limitations on repurchases of common stock. As of

                          LANDRY'S RESTAURANTS, INC.

December 31, 2002, the Company had $7.7 million in trade letters of credit and $41.3 million available for borrowing under the credit line.

   In connection with the Saltgrass Steak House acquisition in October 2002, the Company financed a portion of the acquisition with a $20 million, 7 year, 5.5% note from the former owner of Saltgrass Steak House. At December 31, 2002 the Company had $19,622,000 outstanding under the Saltgrass seller note, which matures on September 30, 2009. Principal payments under the promissory note aggregate $1,567,000 in 2003, $1,654,000 in 2004, $1,747,000 in 2005,
$1,845,000 in 2006, $1,949,000 in 2007 and $10,861,000 thereafter (through
2009).

   Interest expense (income), net includes the following:

                                     Year Ended December 31,
                               ----------------------------------
                                  2002        2001        2000
                               ----------  ----------  ----------
              Interest expense $5,133,219  $9,685,201  $7,180,597
              Interest income    (136,197)   (282,850)   (563,030)
                               ----------  ----------  ----------
                               $4,997,022  $9,402,351  $6,617,567
                               ==========  ==========  ==========

6. INCOME TAXES

   An analysis of the provision for income taxes for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                        2002        2001        2000
                                     ----------- ----------- ----------
         Tax Provision:
            Current income taxes.... $ 9,939,230 $ 3,266,954 $  280,564
            Deferred income taxes...   8,715,408   8,828,776  7,021,264
                                     ----------- ----------- ----------
                Total provision..... $18,654,638 $12,095,730 $7,301,828
                                     =========== =========== ==========

   The Company's effective tax rate, for the years ended December 31, 2002, 2001, and 2000, differs from the federal statutory rate as follows:

                                                      2002  2001  2000
                                                      ----  ----  ----
         Statutory rate.............................. 35.0% 35.0% 35.0%
         FICA tax credit............................. (6.6) (7.3) (7.7)
         State income tax, net of federal tax benefit  1.2   0.6   1.1
         Other.......................................  1.4   2.7   4.9
                                                      ----  ----  ----
                                                      31.0% 31.0% 33.3%
                                                      ====  ====  ====

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

                          LANDRY'S RESTAURANTS, INC.

   Deferred income tax assets and liabilities as of December 31 are comprised of the following:

                                                         2002          2001
                                                     ------------  ------------
Deferred Income Taxes:
 Current assets--accruals and other................. $  6,228,000  $  5,621,000
                                                     ------------  ------------
 Non-current assets:
   AMT credit, FICA credit carryforwards, and other. $ 21,128,000  $ 19,785,000
   Net operating loss carryforwards.................   28,633,000    18,743,000
   Valuation allowance for carryforwards............  (28,239,000)  (21,255,000)
                                                     ------------  ------------
   Non-current deferred tax asset...................   21,522,000    17,273,000
 Non-current liabilities--property and other........  (33,063,000)  (21,400,000)
                                                     ------------  ------------
   Net non-current tax asset (liability)............ $(11,541,000) $ (4,127,000)
                                                     ------------  ------------
       Total net deferred tax asset (liability)..... $ (5,313,000) $  1,494,000
                                                     ============  ============

   At December 31, 2002, the Company had operating loss carryovers for Federal Income Tax purposes of $81.8 million, which expire in 2011 through 2023. These operating loss carryovers, and certain other deductible temporary differences, are related to the acquisitions of Rainforest Cafe and Saltgrass Steak House, and their utilization is subject to annual limitation. Because of this limitation, the Company established a valuation allowance to the extent it is more likely than not that these tax benefits will not be realized.

   The Company has general business tax credit carryovers and minimum tax credit carryovers of $15.4 million and $5.5 million respectively. The general business credit carryovers expire in 2018 through 2022 while the minimum tax credit carryovers have no expiration date. The use of these credits is limited if the Company is subject to the alternative minimum tax. The Company believes it is more likely than not that it will generate sufficient income in future years to utilize these credits.

   The Internal Revenue Service (IRS) is currently examining the Company's Federal Income Tax Returns, and certain pre-acquisition returns for Rainforest Cafe, for years 1997 through 2000, as required by virtue of the Company's prior refund requests related to those periods. The Company does not expect any adjustments ultimately arising as a result of these examinations to have a materially adverse impact on its financial statements, and expects to receive the appropriate refunds, including accrued interest, upon their successful completion.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

   The Company has entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, the Company pays taxes, insurance and maintenance costs in addition to the rent payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $42,900,000, $40,600,000, and $23,000,000, during the years ended
December 31, 2002, 2001, and 2000, respectively. Percentage rent included in rent expense was $10,139,000, $10,300,000, and $1,756,000 for 2002, 2001 and
2000, respectively.

   In 2001, the Company entered into a $15.3 million equipment operating lease agreement. The lease expires in 2011. The Company guarantees a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. The Company may purchase the leased equipment throughout the

                          LANDRY'S RESTAURANTS, INC.

lease term for an amount equal to the unamortized lease balance. The Company believes that the equipment's fair value is sufficient that no amounts will be due under the residual value guarantee.

   In 2002, the Company entered into a $6.9 million equipment operating lease agreement. The lease expires in 2012. The Company guarantees a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. The Company may purchase the leased equipment throughout the lease term for an amount equal to the unamortized lease balance. The Company believes that the equipment's fair value is sufficient that no amounts will be due under the residual value guarantee.

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

   The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 2002, are as follows:

                 2003............................. $ 40,638,000
                 2004.............................   41,057,000
                 2005.............................   40,145,000
                 2006.............................   36,849,000
                 2007.............................   34,355,000
                 Thereafter.......................  251,737,000
                                                   ------------
                        Total minimum rentals..... $444,781,000
                                                   ============

Building Commitments

   As of December 31, 2002, the Company had future development, land purchases and construction commitments of approximately $20.6 million, including completion of construction on certain new restaurants including the Company's Downtown Aquarium project in Houston, Texas and a Rainforest Cafe in Galveston, Texas. In 2001, the Company entered into an agreement to construct and operate a convention center in the City of Galveston, Texas. The Galveston convention center estimated construction costs of approximately $28 million and subsequent operating expenses will be funded by governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the convention center development and related management contract, the Company is to guarantee certain construction cost overruns and operating losses, if any, subject to certain rights of reimbursement. Under the agreements, the Company will have the rights to one-half of any profits generated by the operation of the convention center.

   The Company has purchased property, including a multi-story building, adjacent to the new Houston professional baseball park, close to the Houston Convention Center. The property is also near the proposed new professional basketball arena and other major venues under development and construction in the downtown area of Houston, Texas. The Company is in the process of renovating the existing building into a 200-room hotel. Renovation and construction costs are expected to be approximately $25 million, which will be expended over several years.

Loan Guarantee

   Rainforest Cafe, a wholly-owned subsidiary of the Company, has guaranteed the borrowings of one of its foreign affiliates in which the Company owns a 20% interest. The amount of the guaranty is limited and the Company believes that the guaranty is invalid.

                          LANDRY'S RESTAURANTS, INC.

Litigation and Claims

   Former shareholders, previously holding approximately 4,406,655 shares of Rainforest Cafe, Inc. dissented to the merger between us and Rainforest Cafe. Thereupon, Rainforest Cafe sent each dissenting shareholder a check in the amount of $3.25 per share (Rainforest Cafe's estimate of fair value per share). Subsequently, most of the dissenting shareholders have made a demand for supplemental payment based on their ascertation that the fair value per share of common stock in the former Rainforest Cafe was more. We believe that our estimate of fair value is correct, and that the dissenting shareholders' estimate of fair value is significantly inflated. The appraisal trial has concluded and, in March 2003, the judge has ruled in our favor.

   In January 2002, Rainforest Cafe, Inc., our wholly-owned subsidiary, was sued by EklecCo, L.L.C., in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages, and costs as a result of Rainforest Cafe's alleged breach of a restaurant lease entered into in 1996 for a Rainforest Cafe unit formerly located in the Palisades Mall. Rainforest Cafe believes that it has no liability for damages beyond the personal property located in the premises at the time it vacated the premises. Rainforest Cafe is defending this case vigorously. Because the case is in its early stages, the financial impact to us, if any, cannot be predicted.

   On July 31, 2002, and subsequently amended, a purported collective action lawsuit against us entitled Meaghan Bollenberg, et. al. v. Landry's Restaurants, Inc. was filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by six plaintiffs who were servers on behalf of themselves and others similarly situated. The lawsuit alleges that we violated certain minimum wage laws under the federal Fair Labor Standards Act and seeks damages and costs. We are vigorously defending this litigation. Because the case is in its early stages, the financial impact to us, if any, cannot be predicted.

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

   In connection with the Company's stock buy back programs the Company repurchased into treasury approximately 305,000, 3,500 and 3.3 million shares of common stock for approximately $6.7 million, $0.1 million and $25.7 million, in 2002, 2001, and 2000, respectively.

   Commencing in 2000, the Company began to pay an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share.

                          LANDRY'S RESTAURANTS, INC.

   A reconciliation of the amounts used to compute net income per common share--diluted is as follows:

                                                       Year Ended December 31,
                                                 -----------------------------------
                                                    2002        2001        2000
                                                 ----------- ----------- -----------
Net Income...................................... $41,521,616 $26,919,569 $14,650,118
                                                 ----------- ----------- -----------
Weighted average common shares outstanding......  25,900,000  21,750,000  23,400,000
Dilutive common stock equivalents--stock options   1,000,000     785,000     200,000
                                                 ----------- ----------- -----------
Weighted average common and common equivalent
  shares outstanding--diluted...................  26,900,000  22,535,000  23,600,000
                                                 =========== =========== ===========
Net income per share--diluted................... $      1.54 $      1.19 $      0.62
                                                 =========== =========== ===========

   Options to purchase approximately 200,000 shares in 2001 and 1,300,000 shares in 2000 have been excluded from the calculation of diluted earnings per share for 2001 and 2000, as they were anti-dilutive.

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

   The table below illustrates the effect on net income and earnings per share if compensation costs for the Company had been determined using the alternative accounting method based on the fair value prescribed by SFAS No. 123.

                                                            2002         2001         2000
-                                                       -----------  -----------  -----------
Net income, as reported................................ $41,500,000  $26,900,000  $14,700,000
Less: stock based compensation expense using fair value
  method, net of tax...................................  (1,800,000)  (1,500,000)  (2,000,000)
Pro forma net income................................... $39,700,000  $25,400,000  $12,700,000
Earnings per share
   Basic, as reported.................................. $      1.60  $      1.24  $      0.63
   Basic, pro forma.................................... $      1.53  $      1.17  $      0.54
   Diluted, as reported................................ $      1.54  $      1.19  $      0.62
   Diluted, pro forma.................................. $      1.48  $      1.13  $      0.54

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model; amortization over the respective vesting periods; expected lives of 6, 6 and 4 years for 2002, 2001 and 2000, respectively; expected stock price volatility of approximately 40% and an interest rate of approximately 6% in 2000 and 2001, and 2.9% in 2002. The weighted average fair value per share of options granted during 2002, 2001 and 2000 was $7.83, $5.82 and $3.08, respectively.

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

   At December 31, 2002, options for 2,694,470 shares were outstanding (1,726,368 of which were exercisable) at prices ranging from $6.00 to $22.24 per share. As of December 31, 2002 all options have been granted at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods over three to five years.

                                         2002                2001                2000
                                  ------------------- ------------------- -------------------
                                             Average             Average             Average
                                             Exercise            Exercise            Exercise
                                    Shares    Price     Shares    Price     Shares    Price
                                  ---------  -------- ---------  -------- ---------  --------
Options outstanding, beginning of
  year........................... 3,040,926   $ 9.93  3,169,803   $ 9.92  2,810,575   $ 9.97
Granted..........................   464,135   $17.71    623,500   $ 9.83    913,500   $11.44
Exercised........................  (782,514)  $ 9.12   (501,523)  $ 7.05         --       --
Terminated.......................   (28,077)  $13.55   (250,854)  $10.67   (554,272)  $12.73
                                  ---------           ---------           ---------
Options outstanding, end of year. 2,694,470   $11.57  3,040,926   $ 9.93  3,169,803   $ 9.92
                                  =========           =========           =========
Options exercisable, end of year. 1,726,368   $10.33  1,831,694   $10.99  1,827,959   $12.07
                                  =========           =========           =========

   In the second quarter of 2000, the Company expensed $2,000,000 in costs associated with a proposed initial acquisition of Rainforest Cafe that was terminated.

9. RELATED PARTY TRANSACTIONS

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

   Effective January 1, 1996, the Company entered into a Consulting Service Agreement (the "Agreement") with Fertitta Hospitality, LLC ("Fertitta Hospitality"), which is jointly owned by the Chairman and Chief Executive Officer of the Company and his wife. Pursuant to the Agreement, the Company provides limited consulting services to Fertitta Hospitality with respect to management and operational matters, administrative and personnel matters. The Company receives a consulting fee of $2,500 per month under the Agreement plus the reimbursement of all out-of-pocket expenses and such additional compensation as may be agreed upon. The Agreement provides for a one-year term, was renewed in 2002, and is automatically renewed unless either party terminates the Agreement upon 30 days' written notice to the other party.

   In 1999, the Company entered into a ground lease with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of the Company, on land owned by the Company adjacent to the Company's corporate headquarters. The ground lease is for a term of five years with one option renewal period. Under the terms of the ground lease, 610 Loop Venture pays the Company base rent of $12,000 per month plus pro-rata real property taxes and insurance. 610 Loop Venture also has the option to purchase certain property based upon a value.

                          LANDRY'S RESTAURANTS, INC.

   In 2002, the Company entered into an $8,000 per month, 20 year, with option renewals, ground lease agreement with Fertitta Hospitality for a new Rainforest Cafe on prime waterfront land in Galveston, Texas. The annual rent is equal to the greater of the base rent or percentage rent up to six percent, plus taxes and insurance.

   As permitted by the employment contract between the Company and the Chief Executive Officer, a charitable contribution was made by the Company to a charitable Foundation that he served as Trustee in 2002 in the amount of $197,720.

   The Company on a routine basis holds or hosts promotional events, training seminars and conferences for its personnel. In connection therewith, the Company incurred in 2002 expenses in the amount of $229,746 at resort hotel properties owned by the Company's Chief Executive Officer and to which the Company provides consulting services. The amount that the Company paid is below the amount that would have been paid by an unaffiliated third party.

   The Company and Fertitta Hospitality jointly sponsored events and promotional activities in 2002 which results in shared costs and use of Company personnel or Fertitta Hospitality employees and assets.

   The foregoing agreements were entered into between related parties and were not the result of arm's-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable to the Company than might have been obtained from unaffiliated third parties.

                          LANDRY'S RESTAURANTS, INC.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following is a summary of unaudited quarterly consolidated results of operations (in thousands, except per share data).

                                                          March 31, June 30, September 30, December 31,
                                                            2002      2002       2002          2002
                                                          --------- -------- ------------- ------------
Quarter Ended:
   Revenues.............................................. $192,170  $231,938   $241,072      $229,615
   Operating income...................................... $ 10,888  $ 21,115   $ 23,354      $  8,930
   Net income............................................ $  6,183  $ 15,045   $ 15,717      $  4,577
   Net income per share (basic).......................... $   0.28  $   0.58   $   0.57      $   0.17
   Net income per share (diluted)........................ $   0.27  $   0.56   $   0.55      $   0.16

                                                          March 31, June 30, September 30, December 31,
                                                            2001      2001       2001          2001
                                                          --------- -------- ------------- ------------
Quarter Ended:
   Revenues.............................................. $175,955  $207,415   $202,786      $160,486
   Operating income...................................... $  8,187  $ 17,794   $ 17,324      $  5,055
   Net income............................................ $  3,700  $ 10,605   $ 10,543      $  2,071
   Net income per share (basic).......................... $   0.17  $   0.49   $   0.48      $   0.09
   Net income per share (diluted)........................ $   0.17  $   0.47   $   0.46      $   0.09

                                                          March 31, June 30, September 30, December 31,
                                                            2000      2000       2000          2000
                                                          --------- -------- ------------- ------------
Quarter Ended:
   Revenues.............................................. $110,951  $134,042   $133,108      $142,879
   Asset impairment, store closings and special charges.. $     --  $  2,000   $     --      $  6,292
   Operating income (loss)............................... $  5,867  $ 11,010   $ 13,150      $   (571)
   Net income (loss)..................................... $  3,022  $  6,278   $  7,845      $ (2,495)
   Net income per share (basic).......................... $   0.12  $   0.26   $   0.34      $  (0.12)
   Net income per share (diluted)........................ $   0.12  $   0.26   $   0.34      $  (0.12)
   Net income per share before special charges (diluted). $   0.12  $   0.31   $   0.34      $   0.08

                          LANDRY'S RESTAURANTS, INC.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 28th day of March, 2003.

                                                  LANDRY'S RESTAURANTS, INC.

                                                  TILMAN J. FERTITTA
                                                  -----------------------------
                                                  Tilman J. Fertitta
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer

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

            Name                               Title                       Date
            ----                               -----                       ----

     TILMAN J. FERTITTA        Chairman, President, Chief             March 28, 2003
-----------------------------    Executive Officer and
     Tilman J. Fertitta          Director
                                 (Principal Executive
                                 Officer)

        PAUL S. WEST           Executive Vice President,              March 28, 2003
-----------------------------    Chief Financial Officer and Director
        Paul S. West             (Principal Executive
                                 Officer)

    STEVEN L. SCHEINTHAL       Executive Vice President,              March 28, 2003
-----------------------------    Secretary, General Counsel
    Steven L. Scheinthal         and Director

     MICHAEL S. CHADWICK       Director                               March 28, 2003
-----------------------------
     Michael S. Chadwick

      JAMES E. MASUCCI         Director                               March 28, 2003
-----------------------------
      James E. Masucci

       JOE MAX TAYLOR          Director                               March 28, 2003
-----------------------------
       Joe Max Taylor

                                  EXHIBIT INDEX

     Certain of the exhibits to this report on Form 10-K are hereby incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-65498 and all amendments thereto ("A") and the Company's Form 10-Q for the quarterly period ended June 30, 1995 ("B"), May 9, 1995 Proxy Statement ("C"), the June 25, 1997 Form 8-K ("D"), the 1995 Form 10-K ("E"), the May 1996 Form S-4 ("F"),
the Form 10-Q for the quarterly period ended September 30, 1999 ("G"), the March 9, 1999 Form 8-K ("H"), the July 13, 2000 Form 8-K ("I"), the September 29, 2000
Schedule TO ("J"), and the Form 10-Q for the quarterly period ended September 30, 2000 ("K"), the 2001 Form 10-K ("L") and the Form 10-Q for the quarterly period ended September 30, 2002 ("M"). Such exhibits are denoted with the letter. Exhibits denoted by * are filed herewith.

    Exhibit No.                                                Exhibit

        3.1   Certificate of Incorporation of Landry's Seafood Restaurants, Inc. as filed with the Delaware Secretary of State on June 23, 1993, as amended -A- (See Exhibit 3.1) and -B-
        3.2   Amendment to Certificate of Incorporation -A-
        3.3   Bylaws of Landry's Seafood Restaurants, Inc. -A-  (See Exhibit 3.2)
        4     Specimen Common Stock Certificate, $.01 par value, of Landry's Seafood Restaurants, Inc. -A-
       10.1   1993 Stock Option Plan ("Plan") -A-
       10.2   Form of Incentive Stock Option Agreement under the Plan -A-  (See Exhibit 10.61)
       10.3   Form of Non-Qualified Stock Option Agreement under the Plan  -A-  (See Exhibit 10.62)
       10.4   Non-Qualified Formula Stock Option Plan for Non-Employee Directors ("Directors' Plan") -A-
       10.5   First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors -C-
       10.6   Form of Stock Option Agreement for Directors' Plan -A-  (See Exhibit 10.64)
       10.7   Form of Personal Service and Employment Agreement of Tilman J. Fertitta -A-  (See Exhibit 10.65)
       10.8   1995 Flexible Incentive Plan -C-
       10.9   Form of Consulting Services Agreement between Landry's Management, L.P. and Fertitta Hospitality -E-
       10.10  Form of Stock Option Agreement between Landry's Seafood Restaurants, Inc. and Tilman J. Fertitta -E-
       10.11  Contract of Sale and Development Agreement -G-
       10.12  Executive Employment Agreements -G-
       10.13  First Amended and Restated Credit Agreement date June 28, 2000, by and among Landry's Seafood Restaurants, Inc.
              and Bank of America, N.A., as Agent, and certain other financial institutions -I-
       10.14  Amendment No. 1 and Consent as of October 17, 2000 to the First Amended and Restated Credit Agreement dated June
              28, 2000 by and among Landry's Seafood Restaurants Inc., the lenders from time to time party to the Credit
              Agreement, and Bank of America, N.A., as administrative agent for the Banks -K-
      *10.15  Fifth Amendment to the First Amended and Restated Credit Agreement dated June 28, 2000.
       10.16  Agreement and Plan of Merger, dated September 26, 2000, by and among Landry's Seafood Restaurants, Inc., LSR
              Acquisition Corp. and Rainforest Cafe, Inc. and related agreements -J-
       10.17  Amendment No. 2 dated February 22, 2002 to the First Amended and Restated Credit Agreement dated June 28, 2000, by and among Landry's Seafood Restaurants, Inc. and Bank of America, N.A., as Agent and certain other financial institutions. -L-
       10.18  Asset Purchase Agreement by and among Chart House, Inc., Chart House Enterprises, Inc., LCH Acquisitions, Inc. and
              Landry's Restaurants, Inc. -M-
       10.19  Amendment No. 3 dated July 30, 2002 to Credit Agreement among Landry's Restaurants, Inc. and Bank of America, N.A. as
              administrative agent for Banks. -M-
       10.20  Stock Purchase Agreement dated September 10, 2002 among Landry's Restaurants, Inc., LSRI Holdings, Inc. and Well
              Seasoned, Inc., MetroNational Corporation and Kimberly Restaurants, Ltd. -M-
       10.21  Asset Purchase and Sale Agreement dated September 10, 2002 among Kimberly Restaurants, Ltd., MNC Restaurant
              Properties, L.P., Well Seasoned, Inc. and MetroNational Corporation and LSRI Holdings, Inc. -M-
      *21     Subsidiaries of Landry's Restaurants, Inc.
      *23.1   Consent of Ernst & Young LLP
      *99.1   Certification
      *99.2   Certification