Form 10-Q
period 2003-03-31
LANDRYS  RESTAURANTS INC
filed 2003-05-02
CIK 908652

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

                       Commission file number 000-22150

                          LANDRY'S RESTAURANTS, INC.
          (Exact name of the registrant as specified in its charter)

                                   DELAWARE
                        (State or other jurisdiction of
                        incorporation of organization)

                                  74-00405386
                               (I.R.S. Employer
                              Identification No.)

                    1510 West Loop South, Houston, TX 77027
                   (Address of principal executive offices)

                                (713) 850-1010
                        (Registrants telephone number)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         AS OF MAY 1, 2003 THERE WERE
                     27,530,546 SHARES OF $0.01 PAR VALUE
                           COMMON STOCK OUTSTANDING

================================================================================

                          LANDRY'S RESTAURANTS, INC.

                                     INDEX

                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................................    3

         Condensed Unaudited Consolidated Balance Sheets at March 31, 2003, and December 31,
           2002.............................................................................    4

         Condensed Unaudited Consolidated Statements of Income for the Three Months Ended
           March 31, 2003 and March 31, 2002................................................    5

         Condensed Unaudited Consolidated Statement of Stockholders' Equity for the Three
           Months Ended March 31, 2003......................................................    6

         Condensed Unaudited Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2003 and March 31, 2002..........................................    7

         Notes to Condensed Unaudited Consolidated Financial Statements.....................    8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.......................................................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................   13

Item 4.  Controls and Procedures............................................................   13

Item 5.  Exhibits and Reports on Form 8-K...................................................   14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................   14

Signatures..................................................................................   15

Exhibits

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

                          LANDRY'S RESTAURANTS, INC.

                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,   December 31,
                                                                               2003          2002
                                                                            ------------ ------------
                                  ASSETS                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents............................................... $  4,646,099 $ 13,878,199
   Accounts receivable--trade and other, net...............................   23,473,818   19,910,006
   Inventories.............................................................   39,889,117   40,879,375
   Deferred taxes..........................................................    6,227,519    6,227,519
   Other current assets....................................................    8,409,199   11,774,016
                                                                            ------------ ------------
       Total current assets................................................   82,645,752   92,669,115
                                                                            ------------ ------------
PROPERTY AND EQUIPMENT, net................................................  898,843,744  830,930,131
GOODWILL...................................................................    2,434,548    2,434,547
OTHER ASSETS, net..........................................................    6,614,864    6,981,286
                                                                            ------------ ------------
       Total assets........................................................ $990,538,908 $933,015,079
                                                                            ============ ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable........................................................ $ 70,200,698 $ 71,748,874
   Accrued liabilities.....................................................   71,900,986   74,237,570
   Income taxes payable....................................................    2,332,206      584,531
   Current portion of long-term debt.......................................    1,932,375    1,783,427
                                                                            ------------ ------------
       Total current liabilities...........................................  146,366,265  148,354,402
                                                                            ------------ ------------
LONG-TERM DEBT, NET OF CURRENT PORTION.....................................  245,178,213  189,403,599
DEFERRED TAXES.............................................................   12,864,094   11,540,594
OTHER LIABILITIES..........................................................   16,053,937   16,641,047
                                                                            ------------ ------------
       Total liabilities...................................................  420,462,509  365,939,642
                                                                            ------------ ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value, 60,000,000 shares authorized, 27,529,334
     and 27,771,479 issued and outstanding, respectively...................      275,294      277,715
   Additional paid-in capital..............................................  437,974,822  441,338,043
   Retained earnings.......................................................  131,826,283  125,459,679
                                                                            ------------ ------------
       Total stockholders' equity..........................................  570,076,399  567,075,437
                                                                            ------------ ------------
       Total liabilities and stockholders' equity.......................... $990,538,908 $933,015,079
                                                                            ============ ============


   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

             CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three Months Ended March 31,
                                                                        ---------------------------
                                                                            2003          2002
                                                                        ------------  ------------
REVENUES............................................................... $249,582,044  $192,169,998
OPERATING COSTS AND EXPENSES:
   Cost of revenues....................................................   73,321,881    55,400,794
   Restaurant labor....................................................   74,547,562    55,281,845
   Other restaurant operating expenses.................................   61,199,185    49,910,439
   General and administrative expenses.................................   11,671,993     9,521,685
   Depreciation and amortization.......................................   11,195,042     9,885,157
   Restaurant pre-opening expenses.....................................    3,667,587     1,282,237
                                                                        ------------  ------------
       Total operating costs and expenses..............................  235,603,250   181,282,157
                                                                        ------------  ------------
OPERATING INCOME.......................................................   13,978,794    10,887,841
OTHER EXPENSE (INCOME):
   Interest expense, net...............................................    1,815,836     2,088,598
   Other, net..........................................................      393,607      (162,146)
                                                                        ------------  ------------
       Total other expense.............................................    2,209,443     1,926,452
                                                                        ------------  ------------
INCOME BEFORE INCOME TAXES.............................................   11,769,351     8,961,389
PROVISION FOR INCOME TAXES.............................................    3,648,499     2,778,030
                                                                        ------------  ------------
NET INCOME............................................................. $  8,120,852  $  6,183,359
                                                                        ============  ============
EARNINGS PER SHARE INFORMATION:
BASIC
   Net income.......................................................... $       0.29  $       0.28
   Weighted average number of common shares outstanding................   27,600,000    22,150,000
DILUTED
   Net income.......................................................... $       0.29  $       0.27
   Weighted average number of common share and equivalents outstanding.   28,200,000    23,200,000



   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

      CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                    Common Stock
                                --------------------    Additional      Retained                  -
                                  Shares     Amount   Paid-In Capital   Earnings        Total
                                ----------  --------  --------------- ------------  ------------  -
Balance, January 1, 2003....... 27,771,479  $277,715   $441,338,043   $125,459,679  $567,075,437
Net income.....................                                          8,120,852     8,120,852
Dividends paid.................                                           (694,240)     (694,240)
Shares repurchased for treasury   (294,623)   (2,946)    (3,759,544)    (1,060,008)   (4,822,498)
Exercise of stock options and
  income tax benefit...........     52,478       525        396,323                      396,848
                                ----------  --------   ------------   ------------  ------------  -
Balance, March 31, 2003........ 27,529,334  $275,294   $437,974,822   $131,826,283  $570,076,399
                                ==========  ========   ============   ============  ============  =





   The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

           CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended March 31,
                                                                              --------------------------
                                                                                  2003           2002
                                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................................ $  8,120,852   $  6,183,359
   Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization.........................................   11,195,042      9,885,157
       Change in assets and liabilities--net and other.......................     (299,349)     5,018,608
                                                                              ------------   ------------
          Total adjustments..................................................   10,895,693     14,903,765
                                                                              ------------   ------------
              Net cash provided by operating activities......................   19,016,545     21,087,124
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions..........................................  (50,516,225)   (15,789,796)
   Payment of acquisition integration liabilities............................     (372,370)    (1,391,242)
   Business acquisitions, net of cash acquired...............................  (16,740,791)   (27,652,773)
                                                                              ------------   ------------
              Net cash used in investing activities..........................  (67,629,386)   (44,833,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options...................................      392,489      2,297,015
   Borrowings (payments) of debt, net........................................   44,504,990     11,000,000
   Repurchase of common stock for treasury...................................   (4,822,498)            --
   Dividends paid............................................................     (694,240)      (549,887)
                                                                              ------------   ------------
              Net cash provided by (used in) financing activities............   39,380,741     12,747,128
                                                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................   (9,232,100)   (10,999,559)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................   13,878,199     31,081,008
                                                                              ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................... $  4,646,099   $ 20,081,449
                                                                              ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments during the period for
       Income taxes.......................................................... $    231,928   $    165,801
       Interest.............................................................. $  1,830,644   $  2,514,110


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          LANDRY'S RESTAURANTS, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

   Landry's Restaurants, Inc. (the "Company") owns and operates restaurants primarily under the trade names Landry's Seafood House, Joe's Crab Shack, The Crab House, Charley's Crab, The Chart House and Saltgrass Steak House. In addition, the Company owns and operates domestic and licenses international rainforest themed restaurants under the trade name Rainforest Cafe.

  Principles of Consolidation

   The accompanying financial statements include the consolidated accounts of Landry's Restaurants, Inc., a Delaware holding company and its wholly and majority owned subsidiaries and partnership.

  Basis of Presentation

   The condensed consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 2002. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company's December 31, 2002, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

2.  ACCRUED LIABILITIES

   Accrued liabilities are comprised of the following:

                                                                March 31,  December 31,
                                                                  2003         2002
                                                               ----------- ------------
Payroll and related costs..................................... $18,154,532 $14,708,991
Rent, insurance and taxes, other than payroll and income taxes  34,049,709  36,628,732
Deferred revenue (gift certificates)..........................   7,429,632   9,085,304
Acquisition accruals..........................................     968,829     591,624
Other.........................................................  11,298,284  13,222,919
                                                               ----------- -----------
                                                               $71,900,986 $74,237,570
                                                               =========== ===========

3.  DEBT

   In March and April 2003, the Company borrowed $15.0 million under promissory notes from two banks which also participate in the Company's existing credit line facility. The notes mature in July 2004, require quarterly interest payments of Libor plus 2.5%, and cross defaults with the credit line agreement. Proceeds from these notes were used to reduce the outstanding balance under the credit line and fund capital expenditures. As a result, the Company had $7 million available under our credit line as of May 1, 2003.

   In connection with the Company's $220.0 million credit line, the Company's financing spread increased by 0.5% effective April 1, 2003 as a result of a predetermined increase in the Company's leverage ratio.

   The Company assumed an $11.4 million 9.39% non-recourse, long-term note payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

                          LANDRY'S RESTAURANTS, INC.

4.  CONTINGENCIES

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

5.  STOCKHOLDERS' EQUITY

   The table below illustrates the effect on net income and earnings per share if compensation costs for outstanding stock options had been determined using the alternative accounting method based on the fair value prescribed by SFAS No. 123.

                                                                         Three Months Ended
                                                                              March 31,
                                                                       ----------------------
                                                                          2003        2002
                                                                       ----------  ----------
Net income, as reported............................................... $8,120,852  $6,183,359
Less: stock based compensation expense using fair value method, net of
  tax.................................................................   (450,000)   (365,000)
Pro forma net income.................................................. $7,670,852  $5,818,359
Earnings per share
   Basic, as reported................................................. $     0.29  $     0.28
   Basic, pro forma................................................... $     0.28  $     0.26
   Diluted, as reported............................................... $     0.29  $     0.27
   Diluted, pro forma................................................. $     0.27  $     0.25

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model; amortization over the respective vesting periods; expected lives of 6 years; expected stock price volatility of approximately 40% and an interest rate of approximately 2.9%.

                          LANDRY'S RESTAURANTS, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   We own and operate full-service, casual dining restaurants. As of March 31, 2003, we operated 277 restaurants. In addition to these units, there were four Chart House restaurants operating but scheduled for closure and redevelopment into Joe's Crab Shack restaurants.

   In February 2002, we acquired 15 seafood restaurants located primarily in Michigan and Florida in connection with the acquisition of C.A. Muer, Inc., (the "Muer Acquisition"). In August 2002, we purchased 27 Chart House seafood restaurants, located primarily on the East and West Coasts of the United States. Both of these acquisitions included plans for the redevelopment of 10 additional lower profitability restaurants, also then acquired, into Joe's Crab Shack restaurants, and the sale or disposal of approximately six additional acquired, but non-strategic, locations. In October 2002, we purchased 27 Texas-based Saltgrass Steak House restaurants.

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

Results of Operations

  Restaurant Profitability

   The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

                                                   Three Months
                                                       Ended
                                                     March 31,
                                                   ------------
                                                    2003   2002
                                                   -----  -----
               Revenues........................... 100.0% 100.0%
               Cost of revenues...................  29.4   28.8
               Restaurant labor...................  29.9   28.8
               Other restaurant operating expenses  24.5   26.0
                                                   -----  -----
               Restaurant level profit............  16.2%  16.4%
                                                   =====  =====

  Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

   Revenues increased $57,412,046, or 29.9%, from $192,169,998 to $249,582,044 for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. The increase in revenues was primarily attributable to revenues from new restaurant openings and revenues from acquisitions completed in 2002, offset by a same store sales decrease for our restaurants and sales lost due to inclement weather.

   As a primary result of increased revenues, cost of revenues increased $17,921,087 or 32.3%, from $55,400,794 to $73,321,881 in the three months ended
March 31, 2003, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended March 31, 2003, increased to 29.4%, from 28.8% in 2002. The increase in cost of revenues as a percentage of revenues primarily reflects the higher cost of sales from the Saltgrass and other 2002 acquisitions offset by menu changes and lower product costs in 2003 as compared to 2002.

   Restaurant labor expenses increased $19,265,717, or 34.8%, from $55,281,845 to $74,547,562 in the three months ended March 31, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended March 31, 2003, increased to 29.9% from 28.8% in 2002, principally due to a comparatively large number of new unit openings during the 2003 period and weather affected sales deleveraging labor costs.

   Other restaurant operating expenses increased $11,288,746 or 22.6%, from $49,910,439 to $61,199,185 in the three months ended March 31, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 24.5% in 2003 from 26.0% in 2002, as a primary result of lower supplies, marketing and utility expenses.

   General and administrative expenses increased $2,150,308, or 22.6%, from $9,521,685 to $11,671,993 in the three months ended March 31, 2003, compared to the same period in the prior year, and decreased as a percentage of revenues to 4.7% in 2003 from 5.0% in 2002. The dollar amount increase was a result of increased revenues and personnel required to support our operations.

   Depreciation and amortization expense increased $1,309,885, or 13.3%, from $9,885,157 to $11,195,042 in the three months ended March 31, 2003, compared to the same period in the prior year. The increase for 2003 was primarily due to the addition of new restaurants and equipment and restaurant acquisitions in 2002.

   The decrease in net interest expense in the three months ended March 31, 2003, as compared to the prior year, is primarily due to our lower borrowing rate, partially offset by higher borrowings. The change in other expense (income), net includes a $300,000 loss on the sale of marketable securities in 2003.

   Provision for income taxes increased by $870,469 to $3,648,499 in the three months ended March 31, 2003 from $2,778,030 in 2002 primarily due to changes in our pre-tax income.

  Liquidity and Capital Resources

   We expect to spend approximately $150 million on capital expenditures in 2003. The majority of planned capital expenditures will be for restaurants that are expected to open in 2003 and 2004, which include approximately 24 restaurants in 2003, although a portion will be for land purchases, other entertainment and hospitality opportunities, and the completion of our Downtown Aquarium project in Houston, Texas. In addition, we are renovating a building adjacent to the new Houston professional baseball park and close to the Houston Convention Center into a 200-room hotel as a part of our specialty growth division. Expected construction costs of approximately $25 million will be expended over several years. Further, we were awarded a contract from the City of Galveston, Texas to develop, construct and operate the Galveston Island Convention Center. The estimated construction costs are being funded by proceeds from governmental agency bonds issued by the City of Galveston and serviced by certain taxes. Under the agreements, we have the right to one-half of the profits of the Convention Center. Our estimated costs of these projects are included in our projected capital expenditures, however, the timing and finalization of such projects may increase capital expenditures for 2003.

   In March and April 2003, we borrowed $15.0 million under promissory notes from two banks which also participate in our existing credit line facility. The notes mature in July 2004, require quarterly interest payments of Libor plus 2.5%, and cross defaults with the credit line facility. Proceeds from these notes were used to reduce the outstanding balance under the credit line and fund capital expenditures. In connection with the Company's $220.0 million credit line, the Company's financing spread increased by 0.5% effective April 1, 2003 as a result of a predetermined increase in the Company's leverage ratio. The Company assumed a $11.4 million 9.39% non-recourse, long-term note payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments under this note aggregate $102,000 monthly.

   We are being aggressively pursued by a number of the largest banks in the country regarding long-term financing opportunities. We have begun a review of these opportunities, and have determined that 5, 7, 10, and 20-year financing is available at extremely attractive rates. Furthermore, the amount of capital available appears much greater than our current facilities. As of May 1, 2003, we had $7 million available for borrowing under the credit line, although the Company is able to borrow additional amounts or access additional capital from other sources. Establishing longer-term access to capital could result in slightly higher immediate interest rates, but result in overall a much stronger financial structure, and at historically low rates. The financing market is extremely competitive today.

   We plan to fund 2003 capital expenditures and any additional restaurant acquisitions out of proceeds from existing cash balances, cash flow from operations and availability under our existing credit facility, or from new capital sources. As a result of our tax carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced federal income tax payments for the foreseeable future, and therefore provide additional cash flow for funding our business activities and debt service.

   Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts.

   From time to time, we review opportunities for restaurant acquisitions, and investments in the hospitality, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2003.

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

   We follow the intrinsic value method of accounting for stock options, and as such do not record compensation expense related to amounts outstanding.

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

  Interest Rate Risk

   Total debt at March 31, 2003, included $216.0 million of floating-rate debt attributed to a bank syndicated line of credit at an average interest rate of 3.5%, but was increased by 0.5% effective April 1, 2003, due to the change in the Company's leverage ratio. The floating-rate debt will mature in July 2004. As a result, our annual interest cost in 2003 will fluctuate based on short-term interest rates and may be subject to an increase if we elect to refinance our obligations on a longer term fixed rate basis.

   The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.4%) would be approximately $0.8 million annually based on the floating-rate debt outstanding at March 31, 2003, however, there are no assurances that possible rate changes would be limited to such amounts.

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

   In July 31, 2002, and subsequently amended, a purported collective action lawsuit against us entitled Meaghan Bollenberg, et. al. v. Landry's Restaurants, Inc. was filed in the United States District Court for the Northern District of Illinois, and subsequently moved to the Southern District of Texas Court. The lawsuit was filed by six plaintiffs who were servers on behalf of themselves and others similarly situated. The lawsuit alleges that we violated certain minimum wage laws under the federal Fair Labor Standards Act and seeks damages and costs. We are vigorously defending this litigation. Because the case is in its early stages, the financial impact to us, if any, cannot be predicted.

General Litigation

   The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

      The following Exhibits are set forth herein commencing of page 16:


99.1     --Certification with respect to quarterly report of Landry's Restaurants, Inc.

99.2(a)  --Certification with respect to quarterly report of Landry's Restaurants, Inc.

99.2(b)  --Certification with respect to quarterly report of Landry's Restaurants, Inc.

   (b)  Reports on Form 8-K

      --The Company did not file any report on Form 8-K during the quarter ending March 31, 2003.

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

Dated: May 2, 2003