Form 10-Q
period 2003-06-30
LANDRYS  RESTAURANTS INC
filed 2003-08-12
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

Commission file number 000-22150

LANDRY’S RESTAURANTS, INC.

(Exact name of the registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of

incorporation of organization)

76-0405386

(I.R.S. Employer

Identification No.)

1510 West Loop South, Houston, TX 77027

(Address of principal executive offices)

(713) 850-1010

(Registrants telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

AS OF JULY 29, 2003 THERE WERE

27,575,490 SHARES OF $0.01 PAR VALUE

COMMON STOCK OUTSTANDING

LANDRY’S RESTAURANTS, INC.

LANDRY’S RESTAURANTS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

The accompanying condensed unaudited consolidated financial statements have been prepared by Landry’s Restaurants, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of our results of operations, financial position and changes therein for the periods presented have been included.

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	future capital expenditures (including the amount and nature thereof);

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	effectiveness of our marketing efforts;

•	same store sales;

•	changes in demographics surrounding our restaurants;

•	availability and pricing of financing ;

•	plans;

•	references to future success as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and

•	other similar expressions.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,882,741	$13,878,199
Accounts receivable—trade and other	20,247,254	19,910,006
Inventories	41,254,717	40,879,375
Deferred taxes	6,227,519	6,227,519
Other current assets	8,920,166	11,774,016

Total current assets	90,532,397	92,669,115

PROPERTY AND EQUIPMENT, net	924,761,882	830,930,131
GOODWILL	2,434,547	2,434,547
OTHER ASSETS, net	6,708,199	6,981,286

Total assets	$1,024,437,025	$933,015,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,695,417	$71,748,874
Accrued liabilities	72,850,800	74,237,570
Income taxes payable	7,205,153	584,531
Current portion of long-term debt	1,963,514	1,783,427

Total current liabilities	153,714,884	148,354,402

LONG-TERM DEBT, NET OF CURRENT PORTION	255,685,161	189,403,599
DEFERRED TAXES	12,864,094	11,540,594
OTHER LIABILITIES	15,569,161	16,641,047

Total liabilities	437,833,300	365,939,642

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 27,575,490 and 27,771,479, issued and outstanding, respectively	275,756	277,715
Additional paid-in capital	438,291,623	441,338,043
Retained earnings	148,036,346	125,459,679

Total stockholders’ equity	586,603,725	567,075,437

Total liabilities and stockholders’ equity	$1,024,437,025	$933,015,079

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES	$299,890,476	$231,938,099	$549,472,520	$424,108,097
OPERATING COSTS AND EXPENSES:
Cost of revenues	87,447,413	66,443,465	160,769,295	121,844,259
Restaurant labor	86,653,823	64,742,711	161,201,385	120,024,556
Other restaurant operating expenses	71,370,068	56,786,174	132,569,252	106,696,613
General and administrative expenses	12,009,557	10,936,837	23,681,550	20,458,522
Depreciation and amortization	13,710,025	11,337,625	24,905,067	21,222,782
Restaurant pre-opening expenses	1,549,941	576,088	5,217,528	1,858,325

Total operating costs and expenses	272,740,827	210,822,900	508,344,077	392,105,057

OPERATING INCOME	27,149,649	21,115,199	41,128,443	32,003,040
OTHER EXPENSE (INCOME):
Interest expense, net	2,598,032	912,031	4,413,867	3,000,629
Other, net	50,681	(1,600,567)	444,289	(1,762,714)

Total other expense	2,648,713	(688,536)	4,858,156	1,237,915

INCOME BEFORE INCOME TAXES	24,500,936	21,803,735	36,270,287	30,765,125
PROVISION FOR INCOME TAXES	7,595,290	6,759,158	11,243,789	9,537,189

NET INCOME	$16,905,646	$15,044,577	$25,026,498	$21,227,936

EARNING PER SHARE INFORMATION:
BASIC—
Net Income	$0.61	$0.58	$0.91	$0.88
Weighted average number of common shares outstanding	27,540,000	26,000,000	27,600,000	24,075,000
DILUTED—
Net Income	$0.60	$0.56	$0.89	$0.85
Weighted average number of common share and equivalents outstanding	28,300,000	27,000,000	28,250,000	25,100,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2003	27,771,479	$277,715	$441,338,043	$125,459,679	$567,075,437
Net income				25,026,498	25,026,498
Dividends paid				(1,389,823)	(1,389,823)
Purchase of common stock held for treasury	(294,623)	(2,946)	(3,759,544)	(1,060,008)	(4,822,498)
Exercise of stock options and income tax benefit	98,634	987	713,124	—	714,111

Balance, June 30, 2003	27,575,490	$275,756	$438,291,623	$148,036,346	$586,603,725

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,026,498	$21,227,936
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	24,905,067	21,222,782
Change in assets and liabilities—net and other	6,967,510	28,658,931

Total adjustments	31,872,577	49,881,713

Net cash provided by operating activities	56,899,075	71,109,649
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(89,410,427)	(40,661,485)
Payment of acquisition integration liabilities	(181,420)	(3,706,700)
Business Acquisitions, net of cash acquired	(16,740,791)	(27,652,773)

Net cash used in investing activities	(106,332,638)	(72,020,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	—	132,577,316
Proceeds from exercise of stock options	607,349	6,371,962
Borrowings (payments) of debt, net	55,043,077	(139,000,000)
Dividends paid	(1,389,823)	(1,106,711)
Repurchase of common stock for treasury	(4,822,498)	(3,067,720)

Net cash provided by (used in) financing activities	49,438,105	(4,225,153)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,542	(5,136,462)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,878,199	31,081,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,882,741	$25,944,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments during the period for
Income taxes	$2,751,934	$2,001,036
Interest	$5,012,385	$3,789,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

Landry’s Restaurants, Inc. (the “Company”) owns and operates restaurants primarily under the trade names Landry’s Seafood House, Joe’s Crab Shack, The Crab House, Charley’s Crab, The Chart House and Saltgrass Steak House. In addition, the Company owns and operates domestic and licenses international rainforest themed restaurants under the trade name Rainforest Cafe.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Landry’s Restaurants, Inc., a Delaware holding company and its wholly and majority owned subsidiaries and partnership.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 2002. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company’s December 31, 2002, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

Revenues are recognized when the goods and services are delivered. Accounts receivable are primarily due from credit and charge card companies, and also include refundable income taxes of approximately $3 million.

2.    ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2003	December 31, 2002
Payroll and related costs	$17,410,847	$14,708,991
Rent, insurance and taxes, other than payroll and income taxes	36,380,235	36,628,732
Deferred revenue (gift certificates)	6,941,544	9,085,304
Acquisition accruals	1,500,745	591,624
Other	10,617,429	13,222,919

	$72,850,800	$74,237,570

3.    DEBT

During the six months ended June 30, 2003, the Company borrowed $25.0 million under promissory notes from three banks which also participate in the Company’s existing credit line facility. The notes mature in July 2004, require quarterly interest payments of Libor plus 2.5%, and have cross defaults with the credit line agreement. Proceeds from these notes were used to reduce the outstanding balance under the credit line and fund capital expenditures.

In connection with the Company’s $220.0 million credit line, the Company’s financing spread increased by 0.5% effective April 1, 2003 as a result of the Company’s increased leverage ratio.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

Long-term debt is comprised of the following:

	June 30, 2003	December 31, 2002
$220.0 million Bank syndicate credit facility, Libor + 2.5%, interest only, due July 2004	$202,000,000	$171,000,000
$25.0 million Bank promissory notes, Libor +2.5%, interest only, due July 2004	25,000,000	—
$20.0 million seller note, 5.5% interest, quarterly principal and interest payments of $653,386, due 2009	18,849,162	19,621,614
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	11,387,041	—
Other long-term notes payable with various interest rates, principal and interest paid monthly	412,472	565,412

	257,648,675	191,187,026

Less current portion	1,963,514	1,783,427

Long-term portion	$255,685,161	$189,403,599

4.    CONTINGENCIES

In January 2002, Rainforest Cafe, Inc., our wholly-owned subsidiary, was sued by EklecCo, L.L.C., in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages and costs as a result of Rainforest Cafe’s alleged breach of a restaurant lease entered into in 1996 for a Rainforest Cafe unit formerly located in the Palisades Mall. Rainforest Cafe believes that it has no liability for damages beyond the personal property located in the premises at the time it vacated the premises. Rainforest Cafe is defending this case vigorously. Because the case is in its early stages, the financial impact to us, if any, cannot be predicted.

On July 31, 2002, and subsequently amended, a purported collective action lawsuit against us entitled Meaghan Bollenberg, et. al. v. Landry’s Restaurants, Inc. was filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by six plaintiffs who were servers on behalf of themselves and others similarly situated. The lawsuit alleges that we violated certain minimum wage laws under the federal Fair Labor Standards Act and seeks damages and costs. We are vigorously defending this litigation. Because the case is in its early stages, the financial impact to us, if any, cannot be predicted.

We are negotiating with Metro National (former owners of Saltgrass Steak House restaurants) for a possible reduction to the purchase price of Saltgrass Steak House restaurants, for closing adjustments for an undetermined amount, attributable to assumed net liabilities. While the Company believes that it is entitled to such reductions, a final outcome cannot be presently determined.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rainforest Cafe, our wholly-owned subsidiary, has guaranteed a portion of the bank borrowings of one of its foreign affiliates in which we own a 20% interest. As a result of a settlement with the foreign affiliate during 2003, we remain subject to a pre-existing obligation as guarantor of the affiliate’s loan up to $1,300,000. However, Rainforest Cafe’s proportional share of the remaining outstanding loan balance is approximately $600,000.

Former shareholders of approximately 4.4 million shares of Rainforest Cafe, Inc. dissented to the merger between us and Rainforest Cafe, seeking an amount in excess of the $3.25 per share paid in the merger. An appraisal proceeding was held before a Minnesota District Court Judge in early January 2003. The appraisal trial ended with a ruling in our favor. In July 2003, the ruling was appealed by the dissenters.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

5.    STOCKHOLDERS’ EQUITY

The table below illustrates the effect on net income and earnings per share if compensation costs for outstanding stock options had been determined using the alternative accounting method based on the fair value prescribed by SFAS No. 123 and 148. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model; amortization over the respective vesting periods; expected lives of 6 years; expected stock price volatility of approximately 40% and an interest rate of approximately 2.9%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$16,905,646	$15,044,577	$25,026,498	$21,227,936
Less: stock based compensation expense using fair value method, net of tax	(530,000)	(400,000)	(1,060,000)	(800,000)

Pro forma net income	$16,375,646	$14,644,577	$23,966,498	$20,427,936

Earnings per share
Basic, as reported	$0.61	$0.58	$0.91	$0.88
Basic, pro forma	$0.59	$0.56	$0.87	$0.85
Diluted, as reported	$0.60	$0.56	$0.89	$0.85
Diluted, pro forma	$0.58	$0.54	$0.85	$0.81

In June 2003, the Company established equity incentive plans pursuant to which stock options or restricted stock of the Company may be granted to eligible employees if the Company for an aggregate of 2,000,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors determines the number of shares, prices, and vesting schedule of individual grants, and will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with 10 year vest from grant date, and a minimum of 800,000 stock options.

LANDRY’S RESTAURANTS, INC.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We own and operate full-service, casual dining restaurants. As of June 30, 2003, we operated 279 restaurants. In addition to these units, there were three Chart House restaurants operating but scheduled for closure.

In February 2002, we acquired 15 seafood restaurants located primarily in Michigan and Florida in connection with the acquisition of C.A. Muer, Inc., (the “Muer Acquisition”). In August 2002, we purchased 27 Chart House seafood restaurants, located primarily on the East and West Coasts of the United States. These acquisitions included plans for the redevelopment of ten additional lower profitability restaurants, which were also then acquired, into Joe’s Crab Shack restaurants, and the sale or disposal of approximately eight additional acquired, but non-strategic locations. In October 2002, we purchased 27 Texas-based Saltgrass Steak House restaurants.

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

Results of Operations

Restaurant Profitability

The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	29.2%	28.6%	29.3%	28.7%
Restaurant labor	28.9%	27.9%	29.3%	28.3%
Other restaurant operating expenses (1)	23.8%	24.5%	24.1%	25.2%

Restaurant level profit (1)	18.1%	19.0%	17.3%	17.8%

(1)	Excludes depreciation, amortization and pre-opening expenses.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenues increased $67,952,377, or 29.3%, from $231,938,099 to $299,890,476 for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. The increase in revenues was primarily attributable to revenues from new restaurant openings and revenues from acquisitions completed in 2002, offset by a same store sales decrease for our restaurants and sales lost due to inclement weather.

As a primary result of increased revenues, cost of revenues increased $21,003,948 or 31.6%, from $66,443,465 to $87,447,413 in the three months ended June 30, 2003, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended June 30, 2003, increased to 29.2%, from 28.6% in 2002. The increase in cost of revenues as a percentage of revenues primarily reflects the higher cost of sales from the Saltgrass and other 2002 acquisitions.

Restaurant labor expenses increased $21,911,112, or 33.8%, from $64,742,711 to $86,653,823 in the three months ended June 30, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended June 30, 2003, increased to 28.9% from 27.9% in 2002, principally due to a comparatively large number of new unit openings during the 2003 period and a same store sales decrease which increased labor costs as a percentage of revenues.

Other restaurant operating expenses increased $14,583,893 or 25.7%, from $56,786,174 to $71,370,068 in the three months ended June 30, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 23.8% in 2003 from 24.5% in 2002, as a primary result of lower supplies and marketing expenses as a percentage of revenues.

General and administrative expenses increased $1,072,720, or 9.8%, from $10,936,837 to $12,009,557 in the three months ended June 30, 2003, compared to the same period in the prior year, and decreased as a percentage of revenues to 4.0% in 2003 from 4.5% in 2002. The dollar amount increase was a result of increased revenues and personnel required to support our operations. Such expenses decreased as a percentage of revenues primarily as a result of increased revenues from acquisitions thereby leveraging our general and administrative expenses.

Depreciation and amortization expense increased $2,372,400, or 20.9%, from $11,337,625 to $13,710,025 in the three months ended June 30, 2003, compared to the same period in the prior year. The increase for 2003 was primarily due to the addition of new restaurants and equipment and restaurant acquisitions. Asset impairment charges of approximately $1,600,000 (resulting from the termination of a Crab House restaurant lease) and $1,700,000, were included in the 2003 and 2002 amounts, respectively.

The increase in net interest expense in the three months ended June 30, 2003, as compared to the prior year, is primarily due to higher borrowings, subsequent to the Company’s secondary common stock offering in April 2002. The change in other expense (income), net includes in the 2002 amounts additional income of $1,100,000 for a settlement from a vendor and a $500,000 gain on an asset.

Provision for income taxes increased by $836,132 to $7,595,290 in the three months ended June 30, 2003 from $6,759,158 in 2002 primarily due to changes in our pre-tax income.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenues increased $125,364,423, or 29.6%, from $424,108,097 to $549,472,520 for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The increase in revenues was primarily attributable to revenues from new restaurant openings and revenues from acquisitions completed in 2002, offset by a same store sales decrease for our restaurants and sales lost due to inclement weather.

As a primary result of increased revenues, cost of revenues increased $38,925,036 or 31.9%, from $121,844,259 to $160,769,295 in the six months ended June 30, 2003, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the six months ended June 30, 2003, increased to 29.3%, from 28.7% in 2002. The increase in cost of revenues as a percentage of revenues primarily reflects the higher cost of sales from the Saltgrass and other 2002 acquisitions.

Restaurant labor expenses increased $41,176,829, or 34.3%, from $120,024,556 to $161,201,385 in the six months ended June 30, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the six months ended June 30, 2003, increased to 29.3% from 28.3% in 2002, principally due to inefficiencies attributable to a comparatively large number of new unit openings during the 2003 period and a same store sales decrease which increased labor costs as a percentage of revenues.

Other restaurant operating expenses increased $25,872,639 or 24.2%, from $106,696,613 to $132,569,252 in the six months ended June 30, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 24.1% in 2003 from 25.2% in 2002, as a primary result of lower supplies and marketing expenses.

General and administrative expenses increased $3,223,028, or 15.8%, from $20,458,522 to $23,681,550 in the six months ended June 30, 2003, compared to the same period in the prior year, and decreased as a percentage of revenues to 4.3% in 2003 from 4.8% in 2002. The dollar amount increase was a result of increased revenues and personnel required to support our operations. Such expenses decreased as a percentage of revenues as a result of increased revenues from acquisitions thereby leveraging our corporate expenses.

Depreciation and amortization expense increased $3,682,285, or 17.4%, from $21,222,782 to $24,905,067 in the six months ended June 30, 2003, compared to the same period in the prior year. The increase for 2003 was primarily due to the addition of new restaurants and equipment and restaurant acquisitions. Asset impairment charges of $1,600,000 (resulting from the termination of a Crab House restaurant lease) and $2,200,000, were included in the 2003 and 2002 amounts, respectively.

The increase in net interest expense in the six months ended June 30, 2003, as compared to the prior year, is primarily due to our higher borrowings. The change in other expense (income), net includes a $300,000 loss on the sale of marketable securities in 2003, an additional income of $1,100,000 for a settlement from a vendor, and a gain of $1,500,000 on an asset, reduced by a loss of $1,000,000 on an asset, all included in the 2002 amounts.

Provision for income taxes increased by $1,706,600 to $11,243,789 in the six months ended June 30, 2003 from $9,537,189 in 2002 primarily due to changes in our pre-tax income.

Liquidity and Capital Resources

We expect to spend approximately $150 million on capital expenditures in 2003. The majority of planned capital expenditures will be for restaurants that are expected to open in 2003 and 2004, which include approximately 24 restaurants in 2003, although a portion will be for land purchases and other entertainment and hospitality opportunities. In addition, we are renovating a building adjacent to the new Houston professional baseball park and close to the Houston Convention Center into a 200-room hotel as a part of our specialty growth division. Further, we were awarded a contract from the City of Galveston, Texas to develop, construct and operate the Galveston Island Convention Center. The estimated construction costs are being funded by proceeds from governmental agency bonds issued by the City of Galveston and serviced by certain tax revenues. Under the agreements, we have the right to one-half of the profits of the Convention Center. Our estimated costs of the foregoing projects are included in our projected capital expenditures, however, the timing and finalization of such projects may increase capital expenditures for 2003.

During the six months ended June 30, 2003, we borrowed $25.0 million under promissory notes from three banks which also participate in our existing credit line facility. The notes mature in July 2004, require quarterly interest payments of Libor plus 2.5%, and have cross defaults with the credit line facility. Proceeds from these notes were used to reduce the outstanding balance under the credit line and fund capital expenditures. In connection with the Company’s $220.0 million credit line, the Company’s financing spread increased by 0.5% effective April 1, 2003 as a result of the Company’s increased leverage ratio. A wholly-owned subsidiary of ours assumed a $11.4 million 9.39% non-recourse, long-term note payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments under this note aggregate $102,000 monthly.

We have begun a review of possible long-term financing alternatives. The amount of capital available appears greater than our current facilities. Establishing longer-term capital will result in higher immediate interest rates.

We plan to fund 2003 capital expenditures and any additional restaurant acquisitions out of proceeds from existing cash balances, cash flow from operations and availability under our existing credit facility, long-term borrowings from other sources, equity offering, a combination of the foregoing. As a result of our tax loss carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced federal income tax payments for the foreseeable future, and therefore provide additional cash flow for funding our business activities and debt service. As of July 29, 2003, the Company had approximately $20 million available under the existing credit facilities for expansion and working capital purposes.

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

Seasonality and Quarterly Results

Our business is seasonal in nature. Our reduced winter volumes cause revenues and, to a greater degree, operating profits to be lower in the first and fourth quarters than in other quarters. We have and continue to open restaurants in highly seasonal tourist markets. The Joe’s Crab Shack concept restaurants tend to experience even greater seasonality and sensitivity to weather than our other restaurant concepts. Periodically, our sales and profitability may be negatively affected by adverse weather. The timing of unit openings can and will affect quarterly results.

Critical Accounting Policies

Restaurant and other properties are reviewed on a property by property basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value. Properties to be disposed of are reported at the lower of their carrying amount or fair value, reduced for estimated disposal costs, and are included in other current assets.

We follow the intrinsic value method of accounting for stock options, and as such do not record compensation expense related to amounts outstanding.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” in January 2003. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after June 15, 2003. The Company does not believe that FIN 46 will have a material impact on the Company’s consolidated financial statements.

The FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions were adopted for the three months ended March 31, 2003. Adoption of SFAS No. 148 is not expected to materially impact our consolidated financial statements.

The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” in November 2002. Interpretation No. 45 provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ended after December 15, 2002. The Company’s adoption of Interpretation No. 45 in 2003 did not materially impact our consolidated financial statements.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in June 2002. SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of SFAS No. 146 in 2002 did not materially impact our consolidated financial statements.

The FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” and resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 also establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and its provisions are generally to be applied prospectively. Adoption of SFAS No. 144, in 2002, did not materially impact our consolidated financial statements.

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

Interest Rate Risk

Total debt at June 30, 2003, included $227 million of floating-rate debt attributed to a bank syndicated line of credit at an average interest rate of 3.7%. The floating-rate debt will mature in July 2004. As a result, our annual interest cost in 2003 and 2004 will fluctuate based on short-term interest rates and will likely be subject to an increase if we elect to refinance our obligations on a longer term fixed rate basis.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.4%) would be approximately $0.9 million annually based on the floating-rate debt outstanding at June 30, 2003, however, there are no assurances that possible rate changes would be limited to such amounts.

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

In January 2002, Rainforest Cafe, Inc., our wholly-owned subsidiary, was sued by EklecCo, L.L.C., in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages, and costs as a result of Rainforest Cafe’s alleged breach of a restaurant lease entered into in 1996 for a Rainforest Cafe unit formerly located in the Palisades Mall. Rainforest Cafe believes that it has no liability for damages beyond the personal property located in the premises at the time it vacated the premises. Rainforest Cafe is defending this case vigorously. Because the case is in its early stages, the financial impact to us, if any, cannot be predicted.

In July 31, 2002, and subsequently amended, a purported collective action lawsuit against us entitled Meaghan Bollenberg, et. al. v. Landry’s Restaurants, Inc. was filed in the United States District Court for the Northern District of Illinois, and subsequently moved to the Southern District of Texas Court. The lawsuit was filed by six plaintiffs who were servers on behalf of themselves and others similarly situated. The lawsuit alleges that we violated certain minimum wage laws under the federal Fair Labor Standards Act and seeks damages and costs. We are vigorously defending this litigation. Because the case is in its early stages, the financial impact to us, if any, cannot be predicted.

Former shareholders of approximately 4.4 million shares of Rainforest Cafe, Inc. dissented to the merger between the Company and Rainforest Cafe, seeking an amount in excess of $3.25 per share paid by the

Company. An appraisal proceeding was held before a Minnesota District Court Judge in early January 2003. The appraisal trial ended with a ruling in the Company’s favor. In July 2003, the ruling was appealed by the dissenters.

General Litigation

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.    Submission of Matters to a Vote of Security Holders

One May 22, 2003, the Company held its 2003 Annual Meeting of Stockholders. At such time, the election of directors was submitted to a vote of stockholders through the solicitation of proxies. The following persons were elected to serve on the Board of Directors until the 2004 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The Directors each received at least a minimum of 22,526,000 votes: Tilman J. Fertitta, Steven L. Scheinthal, Paul S. West, Michael S. Chadwick, James A. Masucci, and Joe Max Taylor.

At the Annual Meeting, the stockholders ratified the adoption of the Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan by a vote of 20,272,714 for; 2,594,632 against; 306,425 abstained; and 2,926,636 withheld authority.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

The following Exhibits are set forth herein commencing on page 18:

10.1	—Employment Agreement

31(a)	—Certification pursuant to Section 302 with respect to quarterly report of Landry’s Restaurants, Inc.

31(b)	—Certification pursuant to Section 302 with respect to quarterly report of Landry’s Restaurants, Inc.

32	—Certification pursuant to Section 906 with respect to quarterly report of Landry’s Restaurants, Inc.

(b)    Reports on Form 8-K

—The Company filed the following Form 8-K during the quarter ending June 30, 2003:

(1)    Report dated April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LANDRY’S RESTAURANTS, INC.
(Registrant)

/S/ TILMAN J. FERTITTA
Tilman J. Fertitta
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PAUL S. WEST
Paul S. West
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 12, 2003