Form 10-Q
period 2003-09-30
LANDRYS  RESTAURANTS INC
filed 2003-11-10
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

AS OF OCTOBER 30, 2003 THERE WERE

27,543,137 SHARES OF $0.01 PAR VALUE

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

•	future capital expenditures (including the amount and nature thereof);

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	expansion and growth of our business and operations;

•	future food commodity prices;

•	availability and cost of food products, materials and employees;

•	effectiveness of our marketing efforts;

•	same store sales;

•	changes in demographics surrounding our restaurants;

•	plans;

•	references to future success as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and

•	other similar expressions.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,383,935	$13,878,199
Accounts receivable—trade and other	18,466,014	19,910,006
Inventories	41,659,572	40,879,375
Deferred taxes	6,227,519	6,227,519
Other current assets	8,872,739	11,774,016

Total current assets	83,609,779	92,669,115

PROPERTY AND EQUIPMENT, net	950,322,776	830,930,131
GOODWILL, net	2,434,547	2,434,547
OTHER ASSETS, net	6,930,554	6,981,286

Total assets	$1,043,297,656	$933,015,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,623,246	71,748,874
Accrued liabilities	69,819,960	74,237,570
Income taxes payable	57,316	584,531
Current portion of long-term debt	1,945,290	1,783,427

Total current liabilities	139,445,812	148,354,402

LONG-TERM DEBT, NET OF CURRENT PORTION	261,233,911	189,403,599
DEFERRED TAXES	25,320,559	11,540,594
OTHER LIABILITIES	16,037,839	16,641,047

Total liabilities	442,038,121	365,939,642

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $ 0.01 par value, 60,000,000 shares authorized, 27,539,915 and 27,771,479, issued and outstanding, respectively	275,400	277,715
Additional paid-in capital	438,179,132	441,338,043
Deferred stock compensation	(1,917,500)	—
Retained earnings	164,722,503	125,459,679

Total stockholders’ equity	601,259,535	567,075,437

Total liabilities and stockholders’ equity	$1,043,297,656	$933,015,079

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES	$302,162,069	$241,071,848	$851,634,589	$665,179,946
OPERATING COSTS AND EXPENSES:
Cost of revenues	88,168,038	68,994,725	248,937,333	190,838,983
Restaurant labor	85,545,333	69,301,201	246,746,718	189,325,758
Other restaurant operating expenses	72,044,032	57,081,466	204,613,284	163,778,079
General and administrative expenses	12,676,743	11,430,759	36,358,293	31,889,281
Depreciation and amortization	12,510,085	9,727,656	37,415,152	30,950,438
Restaurant pre-opening expenses	1,671,602	1,182,369	6,889,130	3,040,694

Total operating costs and expenses	272,615,833	217,718,176	780,959,910	609,823,233

OPERATING INCOME	29,546,236	23,353,672	70,674,679	55,356,713
OTHER EXPENSE (INCOME):
Interest expense, net	2,523,780	539,706	6,937,648	3,540,335
Other, net	382,320	35,455	826,608	(1,727,258)

Total other expense	2,906,100	575,161	7,764,256	1,813,077

INCOME BEFORE INCOME TAXES	26,640,136	22,778,511	62,910,423	53,543,636
PROVISION FOR INCOME TAXES	8,258,422	7,061,338	19,502,211	16,598,527

NET INCOME	$18,381,714	$15,717,173	$43,408,212	$36,945,109

EARNINGS PER SHARE INFORMATION:
BASIC—
Net income	$0.67	$0.57	$1.57	$1.46
Weighted average number of common shares outstanding	27,600,000	27,750,000	27,600,000	25,300,000
DILUTED—
Net income	$0.65	$0.55	$1.53	$1.40
Weighted average number of common share equivalents outstanding	28,400,000	28,700,000	28,300,000	26,300,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2003	27,771,479	$277,715	$441,338,043	$—	$125,459,679	$567,075,437
Net income					43,408,212	43,408,212
Dividends paid					(2,080,546)	(2,080,546)
Purchase of common stock held for treasury	(468,823)	(4,688)	(6,347,881)		(2,064,842)	(8,417,411)
Exercise of stock options and income tax benefit	137,259	1,373	1,239,970			1,241,343
Issuance of restricted stock	100,000	1,000	1,949,000	(1,950,000)
Amortization of deferred compensation				32,500		32,500

Balance, September 30, 2003	27,539,915	$275,400	$438,179,132	$(1,917,500)	$164,722,503	$601,259,535

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,408,212	$36,945,109
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	37,415,152	30,950,438
Change in assets and liabilities—net and other	7,919,821	23,591,783

Total adjustments	45,334,973	54,542,221

Net cash provided by operating activities	88,743,185	91,487,330
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(125,795,730)	(74,244,009)
Payment of acquisition integration liabilities	(327,404)	(7,797,943)
Business acquisitions, net of cash acquired	(19,175,680)	(78,929,728)

Net cash used in investing activities	(145,298,814)	(160,971,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	—	132,577,316
Proceeds from exercise of stock options	985,719	6,529,574
Borrowings (payment) of debt, net	60,573,603	(72,000,000)
Dividends paid	(2,080,546)	(1,803,269)
Repurchase of common stock for treasury	(8,417,411)	(6,734,250)

Net cash provided by (used in) financing activities	51,061,365	58,569,371

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,494,264)	(10,914,979)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,878,199	31,081,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,383,935	$20,166,029

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments during the period for:
Income taxes	$5,482,606	$5,247,820
Interest	$7,661,617	$4,120,597

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

Revenues are recognized when the goods and services are delivered. Accounts receivable are primarily due from credit and charge card companies, and also include refundable income taxes of approximately $3.0 million.

2.    ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2003	December 31, 2002
Payroll and related costs	$15,724,970	$14,708,991
Rent, insurance and taxes, other than payroll and income taxes	34,812,274	36,628,732
Deferred revenue (gift certificates)	6,618,070	9,085,304
Acquisition accruals	1,354,761	591,624
Other	11,309,885	13,222,919

	$69,819,960	$74,237,570

3.    DEBT

During the nine months ended September 30, 2003, the Company borrowed $25.0 million under promissory notes from three banks which also participate in the Company’s existing credit line facility. The notes mature in July 2004, require quarterly interest payments of Libor plus 2.5%, and have cross defaults with the credit line agreement. Proceeds from these notes were used to reduce the outstanding balance under the credit line and fund capital expenditures. In addition, as of September 30, 2003, the Company had $6.5 million outstanding in trade letters of credit.

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

Long-term debt is comprised of the following:

	September 30, 2003	December 31, 2002
$220.0 million Bank syndicate credit facility, Libor + 2.5%, interest only, due July 2004	$208,000,000	$171,000,000
$25.0 million Bank promissory notes, Libor +2.5%, interest only, due July 2004	25,000,000	—
$20.0 million seller note, 5.5% interest, quarterly principal and interest payments of $653,386, due 2009	18,454,951	19,621,614
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	11,354,721	—
Other long-term notes payable with various interest rates, principal and interest paid monthly	369,529	565,412

	263,179,201	191,187,026
Less current portion	1,945,290	1,783,427

Long-term portion	$261,233,911	$189,403,599

On October 1, 2003, the Company issued notes totaling $150.0 million through a private placement of debt (the “Senior Notes”). Proceeds from the Senior Notes were used to pay down amounts outstanding under the bank promissory notes and the bank syndicate credit facility. The debt offering consisted of four equal series of notes in the amount of $37.5 million, quarterly interest of 5.47%, 5.84%, 6.05% and 6.44%, with an average rate of 5.95%, and maturities on October 1, 2009, 2010, 2011 and 2013.

In connection with the Senior Notes, the Company entered into fixed to floating interest rate swap agreements with a total notional amount of $75.0 million. The objective of these transactions, which are classified as fair value hedges, is to take advantage of favorable interest rates.

On October 14, 2003, the Company entered into the Second Amended and Restated Credit Agreement (the “Bank Credit Facility”) whereby the existing bank credit facility was amended and extended to a four-year $200.0 million revolving credit facility. The Bank Credit Facility provides the ability to add an additional $25.0 million of capacity within the facility and other permitted indebtedness. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. The Company’s financing spread is presently 1.875% for Libor, and 0.375% for base rate borrowings, and may be decreased or increased by 25 basis points as the Company’s leverage ratio decreases or increases over predetermined ratios. The Bank Credit Facility and Senior Notes are secured by stock of subsidiaries, governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, net worth, and fixed charge coverage ratio tests. The Bank Credit Facility additionally provides for limitations on annual capital expenditures to prescribed amounts, maximum annual cash dividends and limitations on repurchases of common stock.

4.    CONTINGENCIES

In January 2002, Rainforest Cafe, Inc., our wholly-owned subsidiary, was sued by EklecCo, L.L.C., in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages and costs as a result

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Former shareholders of approximately 4.4 million shares of Rainforest Cafe, Inc. dissented to the merger between the Company and Rainforest Cafe, seeking an amount in excess of the $3.25 per share paid in the merger. An appraisal proceeding was held before a Minnesota District Court Judge in early January 2003. The appraisal trial ended with a ruling in our favor. In July 2003, the ruling was appealed by the dissenters.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income, as reported	$18,381,714	$15,717,173	$43,408,212	$36,945,109

Less: stock based compensation expense using fair value method, net of tax	(530,000)	(500,000)	(1,590,000)	(1,300,000)

Proforma net income	$17,851,714	$15,217,173	$41,818,212	$35,645,109

Earnings per share
Basic, as reported	$0.67	$0.57	$1.57	$1.46
Basic, proforma	$0.65	$0.55	$1.52	$1.41
Diluted, as reported	$0.65	$0.55	$1.53	$1.40
Diluted, proforma	$0.63	$0.53	$1.48	$1.36

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2003, the Company established an equity incentive plan pursuant to which stock options or restricted stock of the Company may be granted to eligible employees of the Company for an aggregate of 700,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors determines the number of shares, prices, and vesting schedule of individual grants. In addition, the Company will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with 10 year vest from grant date, and a minimum of 800,000 stock options. In August 2003, 100,000 restricted common shares were issued subject to vesting on the tenth anniversary.

In September 2003, the Company authorized an open market stock repurchase program for $60.0 million.

LANDRY’S RESTAURANTS, INC.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We own and operate full-service, casual dining restaurants. As of September 30, 2003, we operated 286 restaurants. In addition to these units, there were two Chart House restaurants operating but scheduled for closure, and two restaurants that were closed temporarily for renovation.

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

The restaurant industry is intensely competitive and is affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as: traffic patterns, demographic considerations, marketing, weather conditions, and the type, number, and location of competing restaurants.

We have many well established competitors with greater financial resources, larger marketing and advertising budgets, and longer histories of operation than ours, including competitors already established in regions where we are planning to expand, as well as competitors planning to expand in the same regions. We face significant competition from mid-priced, full-service, casual dining restaurants offering or promoting seafood and other types and varieties of cuisine. Our competitors include national, regional, and local chains as well as local owner-operated restaurants. We also compete with other restaurants and retail establishments for restaurant sites. We intend to pursue an acquisition strategy.

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

Results of Operations

Restaurant Profitability

The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	29.2%	28.6%	29.2%	28.7%
Restaurant labor	28.3%	28.7%	29.0%	28.5%
Other restaurant operating expenses (1)	23.8%	23.7%	24.0%	24.6%

Restaurant level profit (1)	18.7%	19.0%	17.8%	18.2%

(1)	Excludes depreciation, amortization and pre-opening expenses.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenues increased $61,090,221, or 25.3%, from $241,071,848 to $302,162,069 for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The increase in revenues was primarily attributable to revenues from new restaurant openings and revenues from acquisitions completed in 2002, same store sales increase for our restaurants and offset by sales lost due to inclement weather.

As a primary result of increased revenues, cost of revenues increased $19,173,313, or 27.8%, from $68,994,725 to $88,168,038 in the three months ended September 30, 2003, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended September 30, 2003, increased to 29.2%, from 28.6% in 2002. The increase in cost of revenues as a percentage of revenues reflects the higher cost of sales from the Saltgrass and other 2002 acquisitions, and higher product costs at our seafood restaurants.

Restaurant labor expenses increased $16,244,132, or 23.4%, from $69,301,201 to $85,545,333 in the three months ended September 30, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended September 30, 2003, decreased to 28.3% from 28.7% in 2002, principally due to increased productivity of hourly and managerial employees and a same store sales increase which decreased labor costs as a percentage of revenues.

Other restaurant operating expenses increased $14,962,566, or 26.2%, from $57,081,466 to $72,044,032 in the three months ended September 30, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 23.8% in 2003 from 23.7% in 2002, as a primary result of increased advertising expenses as a percentage of revenues, offset by lower rent expense from the acquired Saltgrass Steak House restaurants.

General and administrative expenses increased $1,245,984, or 10.9%, from $11,430,759 to $12,676,743 in the three months ended September 30, 2003, compared to the same period in the prior year, and decreased as a percentage of revenues to 4.2% in 2003 from 4.7% in 2002. The dollar increase was a result of increased revenues and personnel required to support our operations. Such expenses decreased as a percentage of revenues primarily as a result of increased revenues from acquisitions and new restaurant openings thereby leveraging our general and administrative expenses.

Restaurant pre-opening expenses were $1,671,602 for the three months ended September 30, 2003, compared to $1,182,369 for the same period in the prior year. The increase for the 2003 period was attributable to an increase in units opened in 2003 as compared to 2002.

Depreciation and amortization expense increased $2,782,429, or 28.6%, from $9,727,656 to $12,510,085 in the three months ended September 30, 2003, compared to the same period in the prior year. The increase for 2003 was primarily due to the addition of new restaurants and equipment and restaurant acquisitions.

The increase in net interest expense in the three months ended September 30, 2003, as compared to the prior year, is primarily due to higher borrowings, subsequent to the Company’s secondary common stock offering in April 2002. The change in other expense (income), net includes in the 2003 amounts additional expense of $400,000 for net asset losses on disposal.

Provision for income taxes increased by $1,197,084 to $8,258,422 in the three months ended September 30, 2003 from $7,061,338 in 2002 primarily due to changes in our pre-tax income.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenues increased $186,454,643, or 28.0%, from $665,179,946 to $851,634,589 for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The increase in revenues was primarily attributable to revenues from new restaurant openings and revenues from acquisitions completed in 2002, offset by a same store sales decrease for our restaurants and sales lost due to inclement weather.

As a primary result of increased revenues, cost of revenues increased $58,098,350 or 30.4%, from $190,838,983 to $248,937,333 in the nine months ended September 30, 2003, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the nine months ended September 30, 2003, increased to 29.2%, from 28.7% in 2002. The increase in cost of revenues as a percentage of revenues primarily reflects the higher cost of sales from the Saltgrass and other 2002 acquisitions, and higher product costs at the Company’s seafood restaurants.

Restaurant labor expenses increased $57,420,960, or 30.3%, from $189,325,758 to $246,746,718 in the nine months ended September 30, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the nine months ended September 30, 2003, increased to 29.0% from 28.5% in 2002, principally due to inefficiencies attributable to a comparatively large number of new unit openings during the 2003 period and a same store sales decrease which increased labor costs as a percentage of revenues.

Other restaurant operating expenses increased $40,835,205 or 24.9%, from $163,778,079 to $204,613,284 in the nine months ended September 30, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 24.0% in 2003 from 24.6% in 2002, as a primary result of lower rent expense from the acquired Saltgrass Steak House restaurants, offset by increased advertising expenses as a percentage of revenues.

General and administrative expenses increased $4,469,012, or 14.0%, from $31,889,281 to $36,358,293 in the nine months ended September 30, 2003, compared to the same period in the prior year, and decreased as a percentage of revenues to 4.3% in 2003 from 4.8% in 2002. The dollar increase was a result of increased revenues and personnel required to support our operations. Such expenses decreased as a percentage of revenues as a result of increased revenues from acquisitions and new restaurants thereby leveraging our corporate expenses.

Depreciation and amortization expense increased $6,464,714, or 20.9%, from $30,950,438 to $37,415,152 in the nine months ended September 30, 2003, compared to the same period in the prior year. The increase for 2003 was primarily due to the addition of new restaurants and equipment and restaurant acquisitions. Asset impairment charges of $1,600,000 (resulting from the termination of a Crab House restaurant lease) and $2,200,000, were included in the 2003 and 2002 amounts, respectively.

Restaurant pre-opening expenses were $6,889,130 for the nine months ended September 30, 2003, compared to $3,040,694 for the same period in the prior year. The increase for the 2003 period was attributable to an increase in units opened in 2003 as compared to 2002.

The increase in net interest expense in the nine months ended September 30, 2003, as compared to the prior year, is primarily due to our higher borrowings. The change in other expense (income), net includes a $300,000 loss on the sale of marketable securities and $500,000 loss on asset disposals in 2003, an additional income of $1,100,000 for a settlement from a vendor, and a gain of $1,500,000 on an asset, reduced by a loss of $1,000,000 on an asset, all included in the 2002 amounts.

Provision for income taxes increased by $2,903,684 to $19,502,211 in the nine months ended September 30, 2003 from $16,598,527 in 2002 primarily due to changes in our pre-tax income.

Liquidity and Capital Resources

We expect to spend approximately $150.0 million on capital expenditures in 2003. During the nine months ended September 30, 2003, the Company’s capital expenditures were $125.8 million. The majority of planned capital expenditures will be for restaurants that are expected to open in 2003 and 2004, which include approximately 24 restaurants in 2003, although a portion will be for land purchases and other entertainment and hospitality opportunities. In addition, we are renovating a building adjacent to the new Houston professional baseball park and close to the Houston Convention Center into a 200-room hotel as a part of our specialty growth division. Further, we were awarded a contract from the City of Galveston, Texas to develop, construct and operate the Galveston Island Convention Center. The estimated construction costs are being funded by proceeds from governmental agency bonds issued by the City of Galveston and serviced by certain tax revenues. Under the agreements, we have the right to one-half of the profits of the Convention Center. Our estimated costs of the foregoing projects are included in our projected capital expenditures; however, the timing and finalization of such projects may increase capital expenditures for 2003.

During the nine months ended September 30, 2003, we borrowed $25.0 million under promissory notes from three banks which also participate in our existing credit line facility. The notes mature in July 2004, require quarterly interest payments of Libor plus 2.5%, and have cross defaults with the credit line facility. Proceeds from these notes were used to reduce the outstanding balance under the credit line and fund capital expenditures. In connection with the Company’s $220.0 million credit line, the Company’s financing spread increased by 0.5% effective April 1, 2003 as a result of the Company’s increased leverage ratio. A wholly-owned subsidiary of ours assumed an $11.4 million 9.39% non-recourse, long-term note payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments under this note aggregate $102,000 monthly.

During the nine months ended September 30, 2003, the Company repurchased $8.4 million of common stock. In September 2003, the Company authorized an open market stock repurchase program for $60.0 million. The Company expects to make opportunistic repurchases of its common stock.

In October 2003, the Company refinanced its bank credit facility by issuing long-term notes totaling $150.0 million through a private placement of debt (the “Senior Notes”) and amended and extended the existing bank credit facility to a four-year $200.0 million revolving credit facility (the “Bank Credit Facility”). The Senior Notes mature in October 2009 through October 2013 and the Bank Credit Facility matures in October 2007. Interest on the Senior Notes is paid quarterly at an average rate of 5.95%. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. The Company’s financing spread is presently 1.875% for Libor borrowings. The Senior Notes and Bank Credit Facility are secured by stock of subsidiaries, and governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, net worth, and fixed charge ratio tests. The Bank Credit Facility additionally provides for limitations on annual capital expenditures to prescribed amounts, maximum annual cash dividends and limitations on repurchases of common stock. The Bank Credit Facility also provides the ability to add an additional $25.0 million of capacity within the facility and other permitted indebtedness.

As a primary result of establishing long-term borrowings, the Company will incur higher interest expense in the future. However, the Company has mitigated a portion of the higher immediate interest expense by entering into two fair value hedges aggregating notional amounts of $75.0 million, whereby the Company swapped higher fixed interest rates of the Senior Notes for floating interest equal to three (3)-month Libor plus 1.71%.

We plan to fund 2003 and 2004 capital expenditures and any additional restaurant or business acquisitions out of proceeds from existing cash balances, cash flow from operations and availability under our existing credit facilities. We expect to spend approximately $100.0 million on capital expenditures in 2004 for approximately 20 restaurants, refurbishments of existing restaurants and other projects. As a result of our tax loss carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced federal income tax payments for the foreseeable future, and therefore provide additional cash flow for funding our business activities and debt service. As of October 20, 2003, the Company had approximately $57.0 million available under the existing credit facilities for expansion and working capital purposes.

Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts.

From time to time, we review opportunities for restaurant acquisitions, and investments in the hospitality, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2004.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” in January 2003. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after December 15, 2003. The Company does not believe that FIN 46 will have a material impact on the Company’s consolidated financial statements.

The FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions were adopted for the three months ended March 31, 2003. Adoption of SFAS No. 148 did not materially impact our consolidated financial statements.

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

The FASB issued statement of Financial Accounting Standards (SFAS) No. 150 in May 2003. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Company’s adoption of SFAS No. 150 did not materially impact our consolidated financial statements.

Impact of Inflation

We do not believe that inflation has had a significant effect on our operations during the past several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in food commodity prices, restaurant labor costs, including expected future increases in federal minimum wages, land and construction costs could adversely affect our profitability and ability to expand. Food commodity prices, including beef costs, are expected to increase in 2004.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks including risks related to potential adverse changes in interest rates and commodity prices. We actively monitor exposure to market risk and continue to develop and utilize appropriate risk management techniques. We do not use derivative financial instruments for trading or to speculate on changes in commodity prices.

Interest Rate Risk

Total debt at September 30, 2003, included $233.0 million of floating-rate debt attributed to bank borrowings at an average interest rate of 4.2%. The floating-rate debt was refinanced in October 2003 by a combination of fixed and floating rate debt. As a result, our annual interest cost in 2003 and 2004 will fluctuate based on short-term interest rates and will increase as a result of the refinancing of our obligations on a long-term fixed rate basis.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.4%) would be approximately $0.9 million annually based on the floating-rate debt outstanding at September 30, 2003, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2003, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were effective as of September 30, 2003.

During the three months ended September 30, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are set forth herein commencing on page 21:

10.1	— Second Amended and Restated Credit Agreement dated as of October 14, 2003, by and among Landry’s, Bank of America, N.A., and the other financial institutions party thereto.

31.1	—Certification pursuant to Section 302 with respect to quarterly report of Landry’s Restaurants, Inc.

31.2	—Certification pursuant to Section 302 with respect to quarterly report of Landry’s Restaurants, Inc.

32	—Certification pursuant to Section 906 with respect to quarterly report of Landry’s Restaurants, Inc.

(b) Reports on Form 8-K

—	During the quarter ended September, 30, 2003, the Company did not file any reports on Form 8-K. During that same quarter, the Company furnished two reports on Form 8-K. Set forth below are the dates such reports were furnished. The furnished reports are not incorporated herein by reference.

(1)	Report dated July 3, 2003.
(2)	Report dated August 1, 2003.

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

Dated: November 10, 2003