Form 10-K
period 2003-12-31
LANDRYS  RESTAURANTS INC
filed 2004-03-09
CIK 908652

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to                                          .

* Commission file number 000-22150

LANDRY’S RESTAURANTS, INC.

(Exact Name of the Registrant as Specified in Its Charter)

DELAWARE	76-0405386
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1510 WEST LOOP SOUTH
HOUSTON, TX 77027	77027
(Address of Principal Executive Offices)	(Zip Code)

(713) 850-1010

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, par value $.01 per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒            No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒            No ☐

State the aggregate market value of the voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recent completed second fiscal quarter, June 30, 2003. $536,300,000. For this purpose, all shares held by officers and directors of the registrant are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock is 27,721,252 as of February 25, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders, to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

LANDRY’S RESTAURANTS, INC.

FORWARD LOOKING STATEMENTS

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	future capital expenditures (including the amount and nature thereof);

•	business strategy and measures to implement that strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants;

•	the effect of tax laws, and any changes therein;

•	same store sales;

•	earnings guidance;

•	the seasonality of our business;

•	weather acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and

•	other similar expressions.

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

LANDRY’S RESTAURANTS, INC.

PART I

ITEM 1.    BUSINESS

General

We are principally engaged in the ownership and operation of full-service, casual dining restaurants, primarily under the names of Joe’s Crab Shack, Landry’s Seafood House, The Crab House, Charley’s Crab, The Chart House, Saltgrass Steak House and Rainforest Cafe. As of December 31, 2003, we were the second largest full-service seafood restaurant chain in the United States, and operated 286 full-service restaurants. The ongoing unit count on December 31, 2003, consisted of 138 Joe’s Crab Shack restaurants, 41 Landry’s Seafood House division restaurants, 26 Chart House restaurants, 29 Saltgrass Steak House division restaurants, 26 Rainforest Cafe restaurants, 15 Charley’s Crab restaurants, 11 Crab House restaurants, and a small number of limited menu restaurants.

We opened the first Landry’s Seafood House restaurant in 1980. In 1993, we became a publicly held company. Our stock is listed on the New York Stock Exchange under the symbol “LNY.” In 1994, we acquired the first Joe’s Crab Shack restaurant and in 1996, acquired the Crab House chain of restaurants. We acquired Rainforest Cafe, Inc., a publicly traded restaurant company in 2000. During 2001, we changed our name to Landry’s Restaurants, Inc. to reflect our expansion and broadening of operations. During 2002, we acquired 15 Charley’s Crab seafood restaurants located primarily in Michigan and Florida, and 27 Chart House seafood restaurants, located primarily on the East and West coasts of the United States. Both of these acquisitions included plans for the redevelopment of an additional 10 acquired lower profitability restaurants into Joe’s Crab Shack restaurants, and the sale or disposal of certain non-strategic locations. In October 2002, we purchased 27 Texas-based Saltgrass Steak House restaurants.

We will continue to add to our base of restaurants, opening primarily Joe’s Crab Shack and Saltgrass Steak House restaurants. The majority of our new restaurant expansion will be in areas where we are already located so we can take advantage of advertising and other economies of scale, including our existing labor force.

Our Principal office is located at 1510 West Loop South, Houston, Texas 77027, and our telephone number is (713) 850-1010. Our website address is www.landrysrestaurants.com.

We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report.

Core Restaurant Concepts

Joe’s Crab Shack.    Joe’s Crab Shack, a full-service seafood restaurant featuring a varied seafood menu and offering many varieties of crab specialties, represents our primary growth vehicle. The atmosphere of a Joe’s Crab Shack has an energetic casual feel, with a fun, eclectic decor influenced by a weathered, old beach front fish shack. Many of our Joe’s Crab Shack facilities incorporate a small playground area for children adjacent to family dining areas. Dinner entree prices range from $8.99 to $15.99, with certain crab items available at market price. Lunch entree prices range from $5.99 to $8.99. During the year ended December 31, 2003, alcoholic beverage sales accounted for approximately 15% of the concept’s total restaurant revenues.

Landry’s Division.    Landry’s Seafood House is a full-service traditional Gulf Coast seafood restaurant and was the original growth strategy, although in recent years the growth has been focused and concentrated on the Joe’s Crab Shack restaurants and acquisitions. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, casual atmosphere. The restaurants feature a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. Dinner entree prices range from $13.99 to $29.99, with certain items offered at market price. Lunch entrees range from $7.99 to $11.99. During the year ended December 31, 2003, alcoholic beverage sales accounted for approximately 17% of the concept’s total restaurant revenues. In addition to Landry’s Seafood House, the Landry’s Division also includes several distinct concepts such as Grotto, Pesce, Vic & Anthony’s Steakhouse, Willie G’s Seafood and Steak House, La Griglia, and The Flying Dutchman. Each of these concepts offers an upscale dining experience in a unique and memorable setting.

Rainforest Cafe.    The Rainforest Cafe restaurants provide full-service casual dining in a visually and audibly stimulating and entertaining rainforest environment that appeals to a broad range of customers. Each Rainforest Cafe consists of a restaurant and a retail village. The restaurant provides an attractive value to customers by offering a full menu of high quality food and beverage items served in a simulated rainforest complete with thunderstorms, waterfalls and an active wildlife. In the retail village, Rainforest Cafe sells complementary apparel, toys, and gifts with the Rainforest Cafe logo in addition to other items reflecting the rainforest theme. Entrée prices range from $8.99 to $19.99. During the year ended December 31, 2003, retail sales and alcoholic beverage sales accounted for approximately 23% of the concept’s total restaurant revenues. Rainforest Cafe restaurants typically are larger units and generate higher unit volumes than the typical restaurant, although their operating margins and operating cost margin percentages are quite similar to the Company’s other restaurants. We are growing this division more slowly than the other growth concepts.

The Crab House.    The Crab House is a full-service casual dining seafood restaurant with a casual nautical theme. Many of The Crab House restaurants feature a fresh seafood salad bar. Dinner entree prices range from $13.99 to $18.99, with certain items offered at market price. Lunch entrees range from $6.99 to $9.99. During the year ended December 31, 2003, alcoholic beverage sales accounted for approximately 14% of the concept’s total restaurant revenues.

Chart House and C.A. Muer.    The Chart House and C.A. Muer (trade name Charley’s Crab) restaurants have very long and successful operating histories and provide an upscale full-service dining experience. Located on some of the most scenic properties on the East and West coasts, many Chart House restaurants, which were founded in 1961, sit on prime water-front venues. Charley’s Crab restaurants, which were founded in 1964, are generally situated throughout Michigan and Florida, include numerous waterfront locations and have unique architectural details with two restaurants located in renovated historical train stations. Both restaurant menus offer an extensive variety of seasonal fresh fish, shrimp, beef and other daily seafood specialties, and several restaurants also offer lunch seating and a Sunday brunch. Chart House dinner entree prices range from $18.99 to $30.99 with lunch entree prices ranging from $8.99 to $14.99. Charley’s Crab dinner entree prices range from $18.99 to $32.99 with lunch entree prices ranging from $8.99 to $16.99. During the year ending December 31, 2003, alcoholic beverage sales accounted for approximately 22% of the Chart House restaurant revenues and 21% of the C.A. Muer total restaurant revenues.

Saltgrass Steak House.    Saltgrass Steak House, acquired in 2002 for the purpose of additional growth complementary to Joe’s Crab Shack, offers full-service casual dining in a Texas-Western theme. Prototype buildings welcome guests into a stone and wood beam ranch house complete with a fireplace and a saloon-style bar. Customers are presented with a host of menu options ranging from filet mignon to chicken fried steak to fresh fish to grilled chicken breast. Dinner entree prices range from $9.99 to $25.99 and lunch prices range from $6.99 to $14.99. During the year ended December 31, 2003, alcoholic beverage sales accounted for approximately 12% of the concept’s total restaurant revenues.

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

•	Kemah Boardwalk and the Aquarium—Galveston, Texas. The Kemah Boardwalk entertainment complex sits on approximately 40-acres in the Galveston, Texas area and features seven of our restaurants, retail shops, a hotel, amusement rides and a marina and is the home of our initial landmark aquarium themed restaurant named The Aquarium—An Underwater Dining Adventure. The Aquarium restaurant concept offers seafood dining in an extraordinary setting. Guests are seated around a large centerpiece aquarium and numerous smaller aquariums with decor and lighting that complement the overall dining experience and dine amongst fish and coral with the illusion of being at the bottom of the sea.

•	Downtown Aquarium—Houston, Texas. Guests of the Downtown Aquarium in Houston, Texas, which opened in February 2003, dine in the Aquarium—An Underwater Dining Adventure restaurant. The Downtown Aquarium also features a public aquarium complex with over 200 species, a giant acrylic shark tank, dancing water fountains, a mini-amusement park and a bar/lounge. In the future, we expect to open an IMAX theater and additional exhibits.

•	Rainforest Cafe—Galveston, Texas. A new Rainforest Cafe opened in Galveston, Texas in January 2003. It boasts a dramatic display of sounds, lights, fire and lava as its active volcano facade erupts at dusk and continues every half-hour thereafter. An outdoor plaza includes a variety of midway games as well as retail and beverage kiosks. The Rainforest River Adventure Ride gives guests an opportunity for an entertaining trip to the rainforests of the world aboard a six-person river raft. Resident parrots and other tropical birds are featured daily as our expert curators encourage interaction with guests and share their knowledge about these exotic creatures.

•	Downtown Aquarium—Denver, Colorado. In 2003, we acquired Ocean Journey, a 12-acre, aquarium complex located adjacent to downtown Denver, Colorado. This world-class facility, home to over 500 species, was built by a non-profit organization in 1999 at a cost of $93 million. Landry’s purchased this ongoing aquarium enterprise in federal bankruptcy proceedings for $13.6 million with no outstanding debt or obligations. Upon assumption of ownership, Landry’s reduced the complex’s workforce, keeping personnel necessary for on-going operations and significantly reducing the corporate overhead. Plans are underway to add an up-scale Aquarium restaurant and family amusements, which will transform the aquarium into a recreational destination, adding a second Downtown Aquarium to the Specialty Growth Division. We expect the redevelopment to be completed in 2005 or 2006, pending the resolution of discussions with the City of Denver and certain taxing jurisdictions.

•	Galveston Island Convention Center. The revitalization of the Galveston seawall on the Gulf of Mexico, an area that includes a significant number of our restaurants, is underway with the new Galveston Island Convention Center scheduled to open in 2004. The convention center will be housed on a 26-acre beachfront locale. The facility will accommodate a 43,000 square foot exhibition hall, a 15,500 square foot ballroom and over 12,000 square feet of smaller breakout rooms. The convention center will be owned by the City of Galveston and will be managed and operated by the Company.

•	Holiday Inn on the Beach—Galveston, Texas. In March 2003, we acquired this 180 room beachfront resort hotel located along Galveston’s seawall and near the new Galveston Island Convention Center under construction.

•	Inn at the Ballpark—Houston, Texas. The Inn at the Ballpark is located in downtown Houston directly across the street from Minute Maid Park, home of the Houston Astros baseball team. This new luxury hotel has over 200 rooms and opened in early 2004, in time for Houston’s 2004 NFL Super Bowl and Major League Baseball’s 2004 All-Star game. The hotel will offer visitors to Houston easy access to all of downtown Houston’s amenities including the newly expanded George R. Brown Convention Center, the new Toyota Center, home of the Houston Rockets basketball team, the Theater District, Minute Maid Professional Baseball Park, and our own Downtown Aquarium.

•	Flagship Inn and Pleasure Pier—Galveston, Texas. In 2003, we purchased the Galveston Flagship Hotel from the City of Galveston for $500,000, subject to an existing lease. As part of the purchase agreement, upon expiration of the existing lease, the Company has committed to future expenditures of at least $15 million to transform the hotel into an 1800’s-style inn located on a pier overlooking Galveston Bay and the Gulf of Mexico. The surrounding pier is expected to provide an assortment of entertainment and boardwalk games including a roller coaster, ferris wheel and lighthouse reminiscent of an earlier historical leisure time period.

Strategy

Our objective is to develop and operate a nationwide system of restaurants that offers customers a fun dining experience, creates a loyal customer base that generates a high level of repeat business and provides superior returns to our investors. By focusing on the food, value, service, and ambiance of a restaurant, we strive to create an environment that fosters repeat patronage and encourages word-of-mouth recommendations. Our operating strategy focuses on the following:

•	Commitment to providing attractive price-value relationship. Our restaurants provide customers an attractive price-value relationship by serving generous portions with fresh ingredients in high quality meals at moderate prices.

•	Commitment to customer satisfaction. We provide our customers prompt, friendly and efficient service, keeping table-to-wait staff ratios low, and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality.

•	Distinctive design and decor and casual atmosphere. Our restaurant concepts generally have a distinctive appearance and a flexible design, which can accommodate a wide variety of available sites. We strive to create a memorable dining experience for customers to ensure repeat and frequent patronage.

•	High profile locations for restaurants. We locate a substantial number of our restaurants in markets that provide a balanced mix of tourist, convention, business, and residential clientele. We believe that this strategy results in a high volume of new and repeat customers and provides us with increased name recognition in new markets. As of December 31, 2003, we had 85 restaurants that are considered waterfront properties, which we believe is the largest collection of waterfront restaurants of any domestic restaurant company.

•	Commitment to attracting and retaining quality employees. We believe there is a high correlation between the quality of restaurant management and its long-term success. We provide extensive training and attractive compensation as well as promote internally to foster a strong corporate culture and encourage a sense of personal commitment from our employees. With our cash bonus program, our managers typically earn bonuses equal to 15% to 25% of their total cash compensation. We believe we have demonstrated the viability of our restaurant concepts in a wide variety of markets across the U.S. We intend to continue our expansion program through internal growth and acquisitions.

•	Expansion of our core restaurant concepts. We anticipate continued expansion of our core restaurant concepts by opening additional units in existing markets that provide us economic and operating efficiencies and the ability to leverage our operating expertise and knowledge. We intend to concentrate on development of the casual dining segment by building Joe’s Crab Shack and Saltgrass Steak House restaurants in existing markets to increase our competitive position and obtain greater marketing and operational efficiencies. The specific rate at which we are able to open new restaurants will be determined by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms and securing appropriate local governmental permits and approvals, and by our ability to supervise construction and recruit and train management personnel, and achieve or exceed targeted financial results and returns.

•

Development of Signature Restaurant Division.    In 2003, we also expanded our presence in the fine dining segment with the addition of several unique and upscale openings. We opened to rave reviews Vic & Anthony’s Steak House and Brenner’s Steak House, both upscale steakhouse restaurants, in Houston,

Texas. We also acquired several well-known Houston restaurants during 2003, including Pesce, La Griglia, and Grotto. In the future, we will continue to add to our collection of signature restaurants through both internal development of these and other concepts and opportunistic acquisitions.

•	Development of Specialty Growth Division. The Specialty Growth Division works to develop multi-purpose venues offering themed restaurants, amusements, shops, convention centers and/or resort/convention hotel facilities and operations. These attractions are situated in strategic locations and offer an array of dining and entertainment options that appeal to a wide range of tastes and budgets. In 2003, the Downtown Aquarium in Houston, Texas and the Rainforest Cafe in Galveston, Texas were opened. The Inn at the Ballpark, a 200-room luxury hotel located next to Minute Maid Professional Baseball Park in downtown Houston opened in January 2004, and a city funded convention center in Galveston, Texas is currently under construction. The Specialty Growth Division will also be working to develop the recently acquired Ocean Journey into the Downtown Aquarium—Denver, a first-class tourist and entertainment destination adjacent to downtown Denver, Colorado.

•	Pursuit of growth through acquisitions. Acquisitions have contributed significantly to our growth and will continue to play a substantial role in our growth strategy. We have a history of acquisitions, including Joe’s Crab Shack in 1994, the Crab House in 1996, Rainforest Cafe in 2000, and C.A. Muer, Chart House and Saltgrass Steak House restaurants in 2002. We will continue to pursue opportunistic purchases of, or investments in, other restaurant companies and in the hospitality, amusements, entertainment, food service, facilities management or other related industries.

Recent and Planned Growth

We anticipate continued expansion of our core restaurant concepts by opening units in existing and other desirable markets, which provides us economic and operating efficiencies and the ability to leverage our operating expertise. During 2003, we opened 27 new units. In addition, we may pursue opportunistic purchases of other restaurant companies and investments in the hospitality, entertainment, food service, facilities management or other industries.

The following is an update on our recent acquisitions:

Rainforest Cafe (2000).    Our integration efforts produced additional margin expansion in 2003, but most importantly, we were able to stem the tide of previous prolonged revenue declines in retail sales. In fact, overall sales trends at tourist venue units were dramatically better, resulting in positive comparative sales for the year.

Chart House/Muer (2002).    The Chart House and Muer acquisitions provided us the opportunity to purchase a collection of valuable restaurant locations, many of which are situated on premium waterfront properties on the Pacific and Atlantic Oceans. We have begun the process of remodeling many of these units, freshening and updating the look of these venues. In addition, these restaurants are undergoing menu evaluation and re-engineering as we look to feature successful dishes from previous menus side-by-side with bold, fresh ideas from our culinary experts. All of the remodeling and menu changes have been met with favorable results as both of these concepts posted positive comparable sales for 2003. Certain low performing locations were redeveloped into Joe’s Crab Shack restaurants or were closed or sold. No near term expansion of these concepts is currently planned, and future growth will be dependent upon profitability, growth and unit economics.

Saltgrass Steak House (2002).    The nearly seamless integration of Saltgrass into our systems in late 2002 was highlighted by the conversion of all 27 restaurants to our financial tools within 60 days of acquisition. These tools include the point-of-sale system and also implementation of our profitability and labor/payroll programs. Saltgrass’ expansion has already begun with the opening of two new steak houses in 2003. Further expansion into our existing markets and development of new markets is planned for 2004 and beyond.

A designated team of our employees is responsible for opening new restaurant locations, including kitchen personnel and other individuals who are trained as hosts, waiters, floor managers and bartenders. Our enhanced management-training program allows assistant general managers to be promoted to general managers. We believe that this program and other factors minimize our turnover at the general manager level. We believe that through our training program and the hiring of outside personnel, we will be able to support our expansion strategy.

Our primary growth vehicle is the Joe’s Crab Shack concept, although additional restaurants in our other concepts will also be built. We believe that the increased consumption of seafood due to its taste, variety and other perceived health advantages supports the decision to continue the opening of seafood restaurants.

Our secondary growth vehicle is Saltgrass Steak House. The unit economics of our restaurants and clustered growth strategy support our decision to concentrate our expansion efforts on quality restaurants in strategically targeted markets.

Additional growth will be achieved through our Specialty Growth Division and possibly by future acquisitions, as we continue to offer a greater diversity of entertainment choices that complement our core restaurant business.

Restaurant Locations

Our restaurants generally range in size from 5,000 square feet to 16,000 square feet, with an average restaurant size of approximately 8,000 square feet. The seafood restaurants generally have dining room floor seating for approximately 215 customers and additional patio seating on a seasonal basis. Saltgrass restaurants seat approximately 260 guests on average. Both formats offer bar seating for approximately 10 to 20 additional customers.

The Rainforest Cafe restaurants are larger, generally ranging in size from approximately 15,000 to 30,000 square feet with an average restaurant size of approximately 20,000 square feet. The Rainforest Cafe restaurants have between 300 and 600 restaurant seats with an average of approximately 400 seats.

The following table enumerates by state the location of our restaurants as of December 31, 2003:

State	Number of Units	State	Number of Units
Alabama	3	Mississippi	1
Arizona	5	Missouri	4
California	27	Nevada	6
Colorado	8	New Jersey	5
Connecticut	1	New Mexico	1
Delaware	1	New York	1
Florida	30	North Carolina	3
Georgia	9	Ohio	9
Idaho	1	Oklahoma	4
Illinois	10	Oregon	1
Indiana	5	Pennsylvania	3
Kansas	2	South Carolina	8
Kentucky	3	Tennessee	6
Louisiana	4	Texas	93
Maryland	3	Utah	2
Massachusetts	2	Virginia	7
Michigan	12	Washington	2
Minnesota	3	Toronto, Canada	1

		Total	286

We are also the developer and operator of the Kemah Boardwalk located south of Houston, Texas. We own and operate substantially all of the 40-acre Kemah Boardwalk development, which includes seven restaurants (included in the table above), a hotel, retail shops, amusement attractions, and a marina.

We own and operate several additional limited menu restaurants and other properties which are excluded from the numerical counts due to lack of materiality.

Menu

Our seafood restaurants offer a wide variety of high quality, broiled, grilled, and fried seafood items at moderate prices, including red snapper, shrimp, crawfish, crab, lump crabmeat, lobster, oysters, scallops, flounder, and many other traditional seafood items, many with a choice of unique seasonings, stuffings and toppings. Menus include a wide variety of seafood appetizers, salads, soups and side dishes. We provide high quality beef, fowl, pastas, and other American food entrees as alternatives to seafood items. Our restaurants also feature a unique selection of desserts often made fresh on a daily basis at each location. Many of our restaurants offer complimentary salad with each entree, as well as certain lunch specials and popularly priced children’s entrees. The Rainforest Cafe menu offers traditional American fare, including beef, chicken and seafood. Saltgrass Steak House offers a variety of Certified Angus Beef, prime rib, pork ribs, fresh seafood, chicken and other Texas cuisine favorites at moderate prices.

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

We have spent considerable effort in developing employee growth programs whereby a large number of promotions occur internally. We require each trainee to participate in a formal training program that utilizes departmental training manuals, examinations and a scheduled evaluation process. We require newly hired wait staff to spend from five to ten days in training before they serve our customers. We utilize a program of background checks for prospective management employees, such as criminal checks, credit checks, driving record and drug screening. Management training encompasses three general areas:

•	all service positions;

•	management, accounting, personnel management, and dining room and bar operations; and

•	kitchen management, which entails food preparation and quality controls, cost controls, training, ordering and receiving and sanitation operations.

Due to our enhanced training program, management training customarily lasts approximately 8 to 12 weeks, depending upon the trainee’s prior experience and performance relative to our objectives. As we expand, we will need to hire additional management personnel, and our continued success will depend in large part on our ability to attract, train, and retain quality management employees. As a result of the enhanced training programs, we attract and retain a greater proportion of management personnel through our existing base of employees and internal promotions and advancements.

As of December 31, 2003, there were approximately 75 individuals involved in regional management functions generally performing on-site visits, formal inspections and similar responsibilities. As we grow, we plan to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within their geographic area. We plan to promote successful experienced restaurant level management personnel to serve as future regional managers. Regional management is continuously evaluated for performance and effectiveness.

As of December 31, 2003, we employed approximately 25,000 persons, of whom 1,701 were restaurant managers or manager-trainees, 493 were salaried corporate and administrative employees, approximately 75 were operations regional management employees, 84 were development and construction employees and the rest were hourly employees (all numbers approximate). Typical restaurant employment for us is at a seasonal low at December 31, 2003, and may increase seasonally by 30% or more in the summer months. Our restaurants generally employ an average of approximately 60 to 100 people, depending on seasonal needs. The larger Rainforest Cafe restaurants generally have 160 to 200 employees on average, with certain larger volume units having in excess of 400 people on staff. We believe that our management level employee turnover for 2003 was within industry standards. None of our employees are covered by a collective bargaining agreement. We consider our relationship with employees to be satisfactory.

Customer Satisfaction

We provide our customers prompt, friendly and efficient service by keeping table-to-wait staff ratios low and staffing each restaurant with an experienced management team to ensure attentive customer service and consistently high food quality. Through the use of comment cards, a toll-free telephone number, and a web-based customer response site, senior management receives valuable feedback from customers and demonstrates a continuing interest in customer satisfaction by responding promptly.

Purchasing

We strive to obtain consistent, quality items at competitive prices from reliable sources. We continually search for and test various product sizes, species, and origins, in order to serve the highest quality products possible and to be responsive to changing customer tastes. In order to maximize operating efficiencies and to provide the freshest ingredients for our food products, while obtaining the lowest possible prices for the required quality, each restaurant’s management team determines the daily quantities of food items needed and orders such quantities from our primary distributors and major suppliers at prices negotiated primarily by our corporate office. We emphasize availability of the items on our menu, and if an item is in short supply, restaurant level management is expected to procure the item immediately.

We use many suppliers and obtain our seafood products from global sources in order to ensure a consistent supply of high-quality food and supplies at competitive prices. While the supply of certain seafood species is volatile, we believe that we have the ability to identify alternative seafood products and to adjust our menus as required. We routinely inventory bulk purchases of seafood products and retail goods for distribution to our restaurants to take advantage of buying opportunities, leverage our buying power, and hedge against price and supply fluctuations. As we continue to grow, our ability to improve our purchasing and distribution efficiencies will be enhanced.

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

Advertising and Marketing

We employ a marketing strategy to attract new customers, to increase the frequency of visits by existing customers, and to establish a high level of name recognition. We have historically relied primarily on word-of-mouth publicity, billboards with distinctive graphics, travel and hospitality magazines and print advertising. Since 1999, we successfully expanded our use of television and radio commercials. We use multiple billboards on highways to direct potential customers from the highways to the restaurants, as well as to build name recognition within each market. Our advertising expenditures for 2003 were approximately 3.0% of revenues. We anticipate that future advertising and marketing expenses will moderate as a percentage of revenues, and that we may utilize moderate television and radio advertising.

Service Marks

Landry’s Seafood House, Joe’s Crab Shack, Rainforest Cafe, Chart House and Charley’s Crab are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House and Saltgrass Steak House are registered design marks. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them.

Competition

The restaurant industry is intensely competitive with respect to price, service, the type and quality of food offered, location and other factors. We compete with both locally owned restaurants, as well as national and regional restaurant chains, some of which may be better established in our existing and future markets. Many of these competitors have a longer history of operations with substantially greater financial resources. We also compete with other restaurant and retail establishments for real estate sites, restaurant personnel and for acquisition opportunities.

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

Other factors relating to our competitive position in the industry are addressed under the sections entitled “Strategy,” “Purchasing,” and “Advertising and Marketing” elsewhere in this report.

Rainforest International License and Joint Venture Agreements

Rainforest Cafe has entered into exclusive license arrangements relating to the operations and development of Rainforest Cafes in the United Kingdom, Japan, France and Mexico. There are eight international units in operation, including seven franchised units and one Company owned and operated unit in Toronto, Canada. Four international franchised units were closed between 2002 and early 2003 due to declining sales and profitability. We own various equity interests in several of the international locations, which were included when we acquired Rainforest Cafe in 2000. We do not anticipate revenues from international franchises to be significant.

Information as to Classes of Similar Products or Services

We operate in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food, beverages and complementary merchandise and services to the general public through company-owned and company-operated properties, substantially all located in the United States.

Risk Factors

The following are factors to be considered.

Some of our restaurants have limited operating histories, which makes it difficult for us to predict their future results of operations.

A number of our restaurants have been open for less than two years. Consequently, the earnings achieved to date by such restaurants may not be indicative of future operating results. Should enough of these restaurants underperform our estimate of their performance, it could have a material adverse effect on our operating results.

Because many of our restaurants are concentrated in single geographic areas, our results of operations could be materially adversely affected by regional events.

Many of our existing and planned restaurants are concentrated in the southern half of the United States. This concentration in a particular region could affect our operating results in a number of ways. For example, our results of operations may be adversely affected by economic conditions in that region and other geographic areas into which we may expand. Also, given our present geographic concentration, adverse publicity relating to our restaurants could have a more pronounced adverse effect on our overall revenues than might be the case if our restaurants were more broadly dispersed. In addition, in view of the location of many of our existing restaurants in the Gulf Coast area from Texas to Florida, we are particularly susceptible to damage caused by hurricanes or other severe weather conditions. While we maintain business interruption insurance, there can be no assurance that if a severe hurricane or other natural disaster should affect our geographical areas of operations, we would be able to maintain our current level of operations or profitability.

If we are unable to obtain a seafood supply in sufficient quality and quantity to support our operations, our results of operations could be materially adversely affected.

In the recent past, certain types of seafood have experienced fluctuations in availability. We have in the past utilized several seafood suppliers and have not experienced any difficulty in obtaining adequate supplies of fresh seafood on a timely basis. In addition, some types of seafood have been subject to adverse publicity due to certain levels of contamination at their source, which can adversely affect both supply and market demand. We maintain an in-house inspection program for our seafood purchases and, in the past, have not experienced any detriment from contaminated seafood. However, we can make no assurances that in the future either seafood contamination or inadequate supplies of seafood might not have a significant and materially adverse effect on our operating results and profitability.

If we are unable to anticipate and react to changes in food and other costs, our results of operations could be materially adversely affected.

Our profitability is dependent on our ability to anticipate and react to increases in food, labor, employee benefits, and similar costs over which we have limited or no control. Specifically, our dependence on frequent deliveries of fresh seafood and produce subjects us to the risk of possible shortages or interruptions in supply caused by adverse weather or other conditions that could adversely affect the availability and cost of such items. Our business may also be affected by inflation. In the past, management has been able to anticipate and avoid any adverse effect on our profitability from increasing costs through our purchasing practices and menu price adjustments, but there can be no assurance that we will be able to do so in the future.

The restaurant industry is peculiarly affected by trends and fluctuations in demand and is highly competitive. If we are unable to successfully surmount these challenges presented by the restaurant industry, our business and results of operations could be materially adversely affected.

The restaurant industry is intensely competitive and is affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as:

•	traffic patterns,

•	demographic considerations,

•	the amounts spent on, and the effectiveness of, our marketing efforts;

•	weather conditions, and

•	the type, number, and location of competing restaurants.

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

Our growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may slow restaurant development and expansion and impair our growth strategy.

We are pursuing an aggressive but disciplined growth strategy which, to be successful, will depend in large part on our ability to open new restaurants and to operate these restaurants on a profitable basis. We anticipate that our new restaurants will generally take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train sufficient personnel and other factors. We cannot guarantee that we will be able to achieve our expansion goals or operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

•	the hiring, training and retention of qualified personnel, especially managers;

•	reliance on the knowledge of our executives to identify available and suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable lease terms;

•	timely development of new restaurants, including the availability of construction materials and labor;

•	management of construction and development costs of new restaurants;

•	securing required governmental approvals and permits in a timely manner, or at all;

•	cost and availability of capital;

•	competition in our markets; and

•	general economic conditions.

In addition, we contemplate entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause the new restaurants to be less successful in these new markets than in our existing markets.

Our growth strategy may strain our management, financial and other resources. For instance, our existing systems and procedures, restaurant management systems, financial controls, information systems, management resources and human resources may be inadequate to support our planned expansion of new restaurants. We may not be able to respond on a timely basis to all of the changing demands that the planned expansion will impose on our infrastructure and other resources.

The cost of compliance with the significant governmental regulation to which we are subject or our failure to comply with such regulation could materially adversely affect our results of operations.

The restaurant industry is subject to extensive state and local government regulation relating to the sale of food and alcoholic beverages and to sanitation, public health, fire and building codes. Alcoholic beverage control regulations require each of our restaurants to apply for and obtain from state authorities a license or permit to sell alcohol on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect various aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. In certain states, we may be subject to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our comprehensive general liability insurance.

Our operations may be impacted by changes in federal and state taxes and other federal and state governmental policies which include many possible factors such as:

•	the level of minimum wages,

•	the deductibility of business and entertainment expenses,

•	levels of disposable income and unemployment, and

•	national and regional economic growth.

There are various federal, state and local governmental initiatives to increase the level of minimum wages which would increase our labor costs.

Difficulties or failures in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant. The suspension of, or inability to renew a license could interrupt operations at an existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of such restaurant. Our operations are also subject to requirements of local governmental entities with respect to zoning, land use and environmental factors which could delay or prevent the development of new restaurants in particular locations.

At the federal and state levels, there are from time to time various proposals and initiatives under consideration to further regulate various aspects of our business and employment regulations. These and other initiatives could adversely affect us as well as the restaurant industry in general. In addition, seafood is harvested on a world-wide basis and, on occasion, imported seafood is subject to federally imposed import duties.

Our business is subject to seasonal fluctuations, and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.

Our business is subject to seasonal fluctuations. Historically, our highest earnings have occurred in the second and third quarters of the fiscal year, as our revenues in most of our restaurants have typically been higher during the second and third quarters of the fiscal year. As a result, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future will continue to be, significantly impacted by the timing of new restaurant openings and their respective pre-opening costs.

Our international operations subject us to certain external business risks that do not apply to our domestic operations.

Rainforest Cafe has license arrangements relating to the operations and development of Rainforest Cafes in the United Kingdom, Japan, France, Mexico, Canada. These agreements include a per unit development fee and restaurant royalties ranging from 3% to 7% of revenues. There are eight international units in operation; one is owned outright, and the rest are franchises. We own various equity interests in several of the international franchise locations. Our international operations will be subject to certain external business risks such as exchange rate fluctuations, political instability and the significant weakening of a local economy in which a foreign unit is located. In addition, it may be more difficult to register and protect our intellectual property rights in certain foreign countries.

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names, which could have an adverse affect on our business and results of operations.

Landry’s Seafood House, Joe’s Crab Shack, Rainforest Cafe, Charley’s Crab and Chart House are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House and Saltgrass Steak House are registered design marks. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them. There is no assurance that any of our rights in any of our intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property or against any of our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. The failure to enforce any of our intellectual property rights could have the effect of reducing our ability to capitalize on our efforts to establish brand equity.

We face the risk of adverse publicity and litigation, the cost of which could have a material adverse effect on our business and results of operations.

We may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations, a significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, prospects, financial condition, operating results and/or cash flows.

Unfavorable publicity relating to one or more of our restaurants in a particular brand may taint public perception of the brand.

Multi-unit restaurant business can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants. In particular, since the Company depends heavily on the “Joe’s Crab Shack” brand for a majority of its revenues, unfavorable publicity relating to one or more Joe’s Crab Shack restaurants could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Rising interest rates would increase our borrowing costs, which could have a material adverse effect on our business and results of operations.

We currently have, and may incur, additional indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which may have an adverse effect on our business, results of operations and financial condition.

The capital costs of operations in our specialty growth division are extremely high. As a result, the failure of any one of these could have a material adverse effect on our operations.

In connection with operations in our specialty growth division, including the construction of the Inn at the Ballpark, the Downtown Aquariums in Houston and Denver, etc., we are incurring significant capital expenditures. As a result, if any one or more of these projects fail, there could be a significant affect on our financial condition and operations.

The loss of Tilman J. Fertitta could have a material adverse effect on our business and development.

We believe that the development of our business has been, and will continue to be, dependent on Tilman J. Fertitta, our Chief Executive Officer, President, and Chairman of the Board. The loss of Mr. Fertitta’s services could have a material adverse effect upon our business and development, and there can be no assurance that an adequate replacement could be found for Mr. Fertitta in the event of his unavailability.

Other risk factors may adversely affect our financial performance.

Other risk factors that could cause our actual results to differ materially from those indicated in the Forward-Looking Statements in this prospectus include, without limitation, changes in travel and outside dining habits as a result of SARS, terrorist activities perceived or otherwise, weather and other acts of God. In addition, a terrorist attack on certain of our restaurants could have a material adverse effect on our business and results of operation.

ITEM 2.  PROPERTIES

Restaurant Locations

For information concerning the location of our restaurants see “Business—Restaurant Locations.”

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

On July 31, 2002, and subsequently amended, a purported collective action lawsuit against us entitled Meaghan Bollenberg, et. al. v. Landry’s Restaurants, Inc. was filed in the United States District Court for the Northern District of Illinois, and subsequently moved to a Court in the Southern District of Texas. The lawsuit was filed by six plaintiffs who were servers on behalf of themselves and others similarly situated. The lawsuit alleges that the Company violated certain minimum wage laws under the federal Fair Labor Standards Act and seeks damages and costs. The Company is vigorously defending this litigation. Because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

Former shareholders of approximately 4.4 million shares of Rainforest Cafe, Inc. dissented to the merger between the Company and Rainforest Cafe, seeking an amount in excess of $3.25 per share paid by the Company. An appraisal proceeding was held before a Minnesota District Court Judge in early January 2003. The appraisal trial ended with a ruling in the Company’s favor. In July 2003, the ruling was appealed by the dissenters. The appeal hearing was held and a ruling is expected by April 2004.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “LNY.” As of January 30, 2004, there were approximately 1,134 stockholders of record of the common stock.

The table below sets forth, for the periods indicated, the high and low sale prices as reported on the New York Stock Exchange.

	High	Low
2002
First Quarter	$26.90	$18.00
Second Quarter	29.10	22.45
Third Quarter	25.51	17.55
Fourth Quarter	24.90	17.80
2003
First Quarter	$21.68	$15.05
Second Quarter	24.71	16.35
Third Quarter	24.00	19.36
Fourth Quarter	26.78	20.60

Dividend Policy

Commencing in 2000, we began to pay an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. The actual declaration and payment of cash dividends depends upon our actual earnings levels, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors.

Stock Repurchase

In November 1998, we announced the authorization of an open market stock buy back program, and renewed it April 2000, for an additional $36 million. These programs have resulted in our aggregate repurchasing of approximately 10.6 million shares of common stock for approximately $94 million through December 31, 2003. In October 2002, we authorized a $50 million open market stock buy back program and in September 2003, we authorized another $60 million open market stock repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA

The following table contains selected consolidated financial data for each of the past five fiscal years. All numbers are in thousands, except per share data:

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year Ended December 31,
	2003		2002	2001	2000	1999
INCOME STATEMENT DATA
Revenues	$1,105,755		$894,795	$746,642	$520,980	$438,986
Operating costs and expenses:
Cost of revenues	321,783		257,945	219,684	156,787	136,321
Restaurant labor	323,284		259,198	215,662	147,192	125,566
Other restaurant operating expenses	269,948		222,711	185,186	122,099	101,563
General and administrative expenses	51,704		43,384	38,004	26,652	21,354
Depreciation and amortization (1)	61,969		42,680	37,147	33,392	22,230
Restaurant pre-opening expenses	8,650		4,591	2,598	3,402	3,764
Store closings and charges (3)	—		—	—	2,000	2,945

Total operating costs and expenses	1,037,338		830,509	698,281	491,524	413,743

Operating income	68,417		64,286	48,361	29,456	25,243
Other (income) expense:
Interest (income) expense, net	9,561		4,997	9,402	6,617	1,965
Other, net	1,463		(887)	(56)	887	(178)

Total other (income) expense	11,024		4,110	9,346	7,504	1,787

Income before taxes	57,393		60,176	39,015	21,952	23,456
Provision for income taxes	11,492	(2)	18,654	12,095	7,302	8,080

Net income	$45,901		$41,522	$26,920	$14,650	$15,376

Earnings per share information:
Basic:
Net income	$1.66		$1.60	$1.24	$0.63	$0.58

Average number of common shares outstanding	27,600		25,900	21,750	23,400	26,675
Diluted:
Net income	$1.62		$1.54	$1.19	$0.62	$0.57

Weighted average number of common shares and equivalents outstanding	28,325		26,900	22,535	23,600	27,025

OTHER DATA
EBITDA (Earnings before interest, taxes, depreciation, and amortization)
Total Operating Income	$68,417		$64,286	$48,361	$29,456	$25,243
Add back depreciation and amortization	61,969		42,680	37,147	33,392	22,230

EBITDA	$130,386		$106,966	$85,508	$62,848	$47,473

As adjusted amounts:
Net income as reported	$45,901		$41,522	$26,920	$14,650	$15,376
Special charges, net of tax	4,119		1,518	1,656	5,651	1,929

Adjusted net income	$50,020		$43,040	$28,576	$20,301	$17,305

Earnings per share as reported (diluted)	$1.62		$1.54	$1.19	$0.62	$0.57
Special Charges per share	0.15		0.06	0.08	0.24	0.07

Adjusted Earnings per share	$1.77		$1.60	$1.27	$0.86	$0.64

BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)	$(38,977)		$(55,685)	$(6,017)	$(39,657)	$17,430
Total assets	$1,102,786		$933,015	690,171	663,875	496,726
Short-term notes payable and current portion of notes and other obligations	$1,963		1,783	—	60	93
Long-term notes and other obligations, noncurrent	$299,736		189,404	175,000	155,000	68,060
Stockholders’ equity	$604,551		$567,075	$393,671	$364,553	$377,348

(1)	In 2003, 2002, 2001 and 2000, we recorded asset impairment charges of $13.2 million ($9.1 million after tax), $2.2 million ($1.5 million after tax), $2.4 million ($1.6 million after tax) and $6.3 million ($4.3 million after tax), respectively, related to the adjustment to estimated fair value of certain restaurant properties and assets.
(2)	In 2003, we recognized a $6.3 million income tax benefit for a reduction of the valuation allowance and deferred tax liabilities attributable to tax benefits deemed realizable and reduced accruals.
(3)	In the second quarter of 2000, we recorded a $2.0 million special charge to expense merger costs for our initial failed offer to acquire Rainforest Cafe. We incurred $2.9 million in store closings and special charges during 1999, which comprised the net result of $3.7 million in transaction costs as the result of a terminated merger agreement with another company during the first quarter of 1999, and the reversal of an accrual (income) of $0.7 million related to favorable lease settlement terminations during the second quarter of 1999.

Earnings per share and net income adjusted for the asset impairment/abandonment charge, lease termination accrual and tax benefit (collectively called “special charges”) and EBITDA are not generally accepted accounting principles (“GAAP”) measurements and are presented solely as a supplemental disclosure because the Company believes that they are widely used measures of operating performance in the restaurant industry.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We own and operate full-service, casual dining restaurants. As of December 31, 2003, we operated 286 restaurants. In addition to these units, there were several limited menu restaurants and other properties and two restaurants that were closed temporarily for renovation.

In February 2002, we acquired 15 seafood restaurants located primarily in Michigan and Florida in connection with the acquisition of C.A. Muer, Inc., (the “Muer Acquisition”). In August 2002, we purchased 27 Chart House seafood restaurants, located primarily on the East and West Coasts of the United States. These acquisitions included plans for the redevelopment of ten additional lower profitability restaurants, which were also then acquired, into Joe’s Crab Shack restaurants, and the sale or disposal of approximately six additional acquired, but non-strategic locations. In October 2002, we purchased 27 Texas-based Saltgrass Steak House restaurants.

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

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding: future capital expenditures (including the amount and nature thereof); business strategy and measures to implement that strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; the effectiveness of our marketing efforts; changing demographics surrounding our restaurants; the effect of tax laws, and any changes therein; same store sales; earnings guidance; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

Restaurant Profitability

The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	29.1	28.8	29.4
Restaurant labor	29.2	29.0	28.9
Other restaurant operating expenses	24.4	24.9	24.8

Restaurant level profit	17.3%	17.3%	16.9%

Year ended December 31, 2003 Compared to the Year ended December 31, 2002

Revenues increased $210,960,436, or 23.6%, from $894,794,621 to $1,105,755,057 for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase in revenues was primarily attributable to revenues from new restaurant openings and revenues from acquisitions completed in 2002.

As a primary result of increased revenues, cost of revenues increased $63,838,636, or 24.7%, from $257,944,741 to $321,783,377 in the year ended December 31, 2003, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the year ended December 31, 2003, increased to 29.1%, from 28.8% in 2002. The increase in cost of revenues as a percentage of revenues primarily reflects the higher cost of sales from the Saltgrass and other 2002 acquisitions, and higher product costs at the Company’s seafood restaurants.

Restaurant labor expenses increased $64,086,435, or 24.7%, from $259,197,964 to $323,284,399 in the year ended December 31, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the year ended December 31, 2003, increased to 29.2% from 29.0% in 2002, principally due to inefficiencies attributable to a comparatively large number of new unit openings during the 2003 period.

Other restaurant operating expenses increased $47,236,875, or 21.2%, from $222,710,506 to $269,947,381 in the year ended December 31, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 24.4% in 2003 from 24.9% in 2002, as a primary result of lower rent expense from the acquired Saltgrass Steak House restaurants.

General and administrative expenses increased $8,320,301, or 19.2%, from $43,383,799 to $51,704,100 in the year ended December 31, 2003, compared to the same period in the prior year, and decreased as a percentage of revenues to 4.7% in 2003 from 4.8% in 2002. The dollar increase was a result of increased personnel and travel required to support our operations. Such expenses decreased as a percentage of revenues as a result of increased revenues from acquisitions and new restaurants thereby leveraging our corporate expenses.

Depreciation and amortization expense increased $19,288,838, or 45.2%, from $42,680,020 to $61,968,858 in the year ended December 31, 2003, compared to the same period in the prior year. The increase for 2003 was primarily due to the addition of new restaurants and equipment and restaurant acquisitions. Asset impairment charges of $13,200,000 and $2,200,000 relating to underperforming and closed restaurants were included in the 2003 and 2002 amounts, respectively.

Restaurant pre-opening expenses were $8,650,178 for the year ended December 31, 2003, compared to $4,590,972 for the same period in the prior year. The increase for the 2003 period was attributable to an increase in units opened in 2003 as compared to 2002.

The increase in net interest expense in the year ended December 31, 2003, as compared to the prior year, is primarily due to our higher borrowings. Other expense for 2003 is primarily expenses related to abandoned development projects. Other expense (income) for 2002 includes additional income of $1,100,000 for a settlement from a vendor, and a gain of $875,000 on investment assets held for sale reduced by a loss of $1,500,000 on similar assets during the last six months of 2002.

Provision for income taxes decreased by $7,162,860 to $11,491,778 in the year ended December 31, 2003 from $18,654,638 in 2002 primarily due to changes in our pre-tax income offset by a $6,300,000 income tax benefit gained from a reduction of the valuation allowance and deferred tax liabilities attributable to tax benefits deemed realizable and reduced accruals.

Year ended December 31, 2002 Compared to the Year ended December 31, 2001

Revenues increased $148,152,334, or 19.8%, from $746,642,287 to $894,794,621 for the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase in revenues was primarily attributable to revenues from new restaurant openings, a small same store sales increase for the Company’s seafood restaurants, offset by a slight decline in Rainforest Cafe restaurant revenues, and the inclusion of 2002 revenues from the Muer (since February 2002), Chart House (since August 2002) and Saltgrass Steak House restaurants (since October 2002) acquisitions.

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

Restaurant pre-opening expenses were $4,590,972 for the year ended December 31, 2002, compared to $2,598,293 for the same period in the prior year. The increase for the 2002 period was attributable to an increase in units opened in 2002 as compared to 2001.

The decrease in net interest expense for the year ended December 31, 2002, as compared to the prior year, is substantially due to reduced borrowings as a result from repayments using proceeds of a secondary stock offering we completed in April 2002. Also, the average borrowing rate declined by approximately 1.3 percentage points between December 31, 2001 to December 31, 2002. The change in other expense (income), includes additional income of $1,100,000 from a settlement from a vendor and a gain of $875,000 on investment assets held for sale reduced by a loss of $1,500,000 on similar assets during the last six months of 2002.

Provision for income taxes increased by $6,558,908 to $18,654,638 in 2002 from $12,095,730 in 2001 primarily due to changes in our pre-tax income.

Liquidity and Capital Resources

During the year, the Company increased its total borrowing capacity to $350 million through the closing of two separate financing agreements, which allow for increased financing permitted under the existing agreements. The terms of these agreements are outlined below. With the financing we intend to continue our planned growth. We plan to fund 2004 capital expenditures and any additional restaurant or business acquisitions out of proceeds from existing cash balances, 2003 tax refunds aggregating $9 million, cash flow from operations and availability under our existing credit facilities. We expect to spend approximately $100.0 million on capital expenditures in 2004, on opening approximately 20 restaurants, refurbishments of existing restaurants and other projects. As a result of our tax loss carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced federal income tax payments for the foreseeable future, which will therefore provide additional cash flow for funding our business activities and debt service. As of January 30, 2004, the Company had approximately $38 million available under the existing credit facilities for expansion and working capital purposes.

In October 2003, the Company refinanced its bank credit facility by issuing long-term notes totaling $150.0 million through a private placement of debt (the “Senior Notes”) and amending and extending the existing bank credit facility to a four-year $200.0 million revolving credit facility (the “Bank Credit Facility”). The Senior Notes mature in October 2009 through October 2013, and the Bank Credit Facility matures in October 2007. Interest on the Senior Notes is paid quarterly at an average rate of 5.95%. Interest on the Bank Credit Facility is payable monthly or quarterly at LIBOR or the bank’s base rate plus a financing spread. The Company’s financing spread under the Bank Credit Facility is presently 1.875% for LIBOR borrowings. The Senior Notes and Bank Credit Facility are secured by stock of subsidiaries, and governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, net worth, and fixed charge ratio tests. The Bank

Credit Facility additionally provides for limitations on annual capital expenditures to prescribed amounts, maximum annual cash dividends and limitations on repurchases of common stock. The Bank Credit Facility also provides the ability to add an additional $25.0 million of capacity within the facility and other permitted indebtedness.

A wholly-owned subsidiary of ours assumed an $11.4 million 9.39% non-recourse, long-term note payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments under this note aggregate $102,000 monthly.

During the year ended December 31, 2003, the Company repurchased $8.4 million of common stock. In September 2003, the Company authorized an open market stock repurchase program for $60.0 million. The Company expects to make opportunistic repurchases of its common stock.

As of December 31, 2003, the Company had contractual obligations as described below. These obligations are expected to be funded primarily through cash flow from operations, working capital and additional financing sources in the normal course of business operations.

Contractual Obligations (in thousands)	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating Leases	$44,927	$85,468	$72,038	$279,319
Long-Term Debt	$1,963	$4,013	$4,510	$169,213
Unconditional Purchase Obligations	$37,509	$7,946	$3,745	$1,771
Other Long-Term Obligations	$2,222	$4,444	$11,788	$15,000

Total Cash Obligations	$86,621	$101,871	$92,081	$465,303

Other Commercial Commitments (in thousands)	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Line of Credit	$—	$—	$122,000	$—
Standby Letters of Credit	$10,084	$—	$—	$—

Total Commercial Commitments	$10,084	$—	$122,000	$—

From time to time, we review opportunities for restaurant acquisitions and investments in the hospitality, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2004.

As a primary result of establishing long-term borrowings, the Company will incur higher interest expense in the future. However, the Company has mitigated a portion of the higher immediate interest expense by entering into two fair value hedges aggregating notional amounts of $75.0 million, whereby the Company swapped higher fixed interest rates of the Senior Notes for floating interest rates equal to three (3)-month LIBOR plus 1.71%.

Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts. The Company is currently reviewing its dividend policy to determine if the annual per share dividend will be increased in 2004.

Seasonality and Quarterly Results

Our business is seasonal in nature. Our reduced winter volumes cause revenues and, to a greater degree, operating profits to be lower in the first and fourth quarters than in other quarters. We have and continue to open restaurants in highly seasonal tourist markets. Joe’s Crab Shack restaurants tend to experience even greater seasonality and sensitivity to weather than our other restaurant concepts. Periodically, our sales and profitability may be negatively affected by adverse weather. The timing of unit openings can and will affect quarterly results.

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

Interest Rate Risk

Total debt at December 31, 2003, included $122.0 million of floating-rate debt attributed to bank borrowings and $75.0 million of floating rate debt under interest rate swap agreements at an average interest rate of 3.1%. The floating-rate debt was refinanced in October 2003 by a combination of fixed and floating rate debt. As a result, our annual interest cost in 2004 will fluctuate based on short-term interest rates and will increase as a result of the refinancing of our obligations on a long-term fixed rate basis.

In connection with the Senior Notes, the Company entered into two interest swap agreements with the objective of reducing our exposure to interest rate risk and lowering interest expense. The agreements were effective beginning October 7, 2003 and mature in six years and seven years for an aggregate notional amount of $75 million.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.3%) would be approximately $0.6 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2003, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are set forth commencing on page 34.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year 2001, there were no changes in our independent public accountants, nor were there any disagreements with such accountants, and no reportable events occurred. In 2002, the Company reported that it had retained Ernst & Young LLP to replace Arthur Andersen LLP. Ernst & Young LLP remains the

Company’s independent auditor through the date of this report. There are no disagreements with Ernst & Young LLP, and no reportable events occurred.

ITEM 9A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2003, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were effective as of December 31, 2003.

During the three months ended December 31, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to our directors and executive officers are incorporated by reference from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003. The Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other financial officers, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. A copy of our Code of Ethics is filed as an exhibit hereto. If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information relating to our directors and executive officers are incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the stockholders (1)	781,374	$9.35	1,300,000
Equity compensation plans not approved by the stockholders (2)	1,629,500	$13.23	700,000

Total	2,410,874	$11.97	2,000,000

(1)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted with stockholder approval:

(a)	The Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan authorizes the issuance of up to 2,162,500 shares, all of which are currently held in our treasury. This plan allows awards of non-qualified stock options, which may include stock appreciation rights, to our consultants, employees and non-employee directors. The plan is administered by our compensation committee. Terms of the award, such as vesting and exercise price, are to be determined by the compensation committee and set forth in the grant agreement for each award.
(b)	The Company maintains two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options may be granted to eligible employees and non-employee directors of the Company or its subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock of the Company. The Stock Option Plans are administered by the Stock Option Committee of the Board of Directors (the Committee), which determines at its discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. The Committee may grant either non-qualified stock options or incentive stock options, as defined by the Internal Revenue Code of 1986, as amended.
(c)	The Company also maintains the 1995 Flexible Incentive Plan, which was adopted in 1995, (Flex Plan), as amended, for key employees of the Company. Under the Flex Plan eligible employees may receive stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock which may be issued under the Flex Plan (or with respect to which awards may be granted) may not exceed 2,000,000 shares.

(2)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted without stockholder approval:

(a)	The Landry’s Restaurants, Inc. 2003 Equity Incentive Plan authorizes the issuance of up to 700,000 shares, all of which are currently held in our treasury. This plan allows awards of both qualified and non-qualified stock options, restricted stock, cash equivalent values, and tandem awards to employees. The plan is administered by our compensation committee. Terms of the award, such as vesting and exercise price, are to be determined by the compensation committee and set forth in the grant agreement for each award.
(b)	On July 22, 2002, we issued options to purchase an aggregate of 437,500 shares under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets.
(c)	On July 22, 2002, we issued options to purchase an aggregate of 6,000 shares to our non-employee directors. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years.
(d)	On March 16, 2001, we issued options to purchase an aggregate of 387,500 shares to our senior management under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets.

(e)	On March 16 and September 13, 2001, options to purchase an aggregate of 240,000 shares were issued to certain of our individual employees, under individual option grant agreements. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control.
(f)	On April 27, 1995, Landry’s issued options to purchase an aggregate of 600,000 shares under an individual stock option agreement with Landry’s President and CEO. Options under the agreement were granted at market price and expire ten years from the date of grant. These options vested in equal installments over a period of three years.
(g)	In addition, the Company will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with a 10 year vest from grant date, and a minimum of 800,000 stock options. In August 2003, 100,000 restricted common shares were issued subject to vesting on the tenth anniversary.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003.

PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information regarding the fees we paid to our principal accountants, including Audit Fees, Audit-Related Fees, Tax Fees and all other fees is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

The following financial statements are set forth herein commencing on page 34:

— Report of Independent Auditors

— Consolidated Balance Sheets as of December 31, 2003 and 2002

— Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

— Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

— Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules—Not applicable.

(b)	Reports on Form 8-K

—On October 9, 2003, we filed an 8-K Report, reporting on Item 5, announcing our quarterly dividend and $150 million Private Placement of Senior Notes.

—On October 28, 2003, we furnished an 8-K Report, reporting on Item 12, on press release announcing financial results for the third quarter ended September 30, 2003. Such report was not “filed” with the Securities and Exchange Commission.

(c)	Exhibits

—All exhibits required by Item 601 of Regulation S-K are listed in the accompanying “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Landry’s Restaurants, Inc.

We have audited the consolidated balance sheets of Landry’s Restaurants, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Landry’s Restaurants, Inc. and Subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations and whose report dated February 4, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landry’s Restaurants, Inc. and Subsidiaries at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Houston, Texas

February 11, 2004

Note: The report of Arthur Andersen LLP presented below is a copy of a previously issued Arthur Andersen LLP report and said report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report on this Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Landry’s Restaurants, Inc.:

We have audited the accompanying consolidated balance sheet of Landry’s Restaurants, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landry’s Restaurants, Inc., and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas

February 4, 2002

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,211,319	$13,878,199
Accounts receivable—trade and other	23,271,831	19,910,006
Inventories	47,772,298	40,879,375
Deferred taxes	6,858,350	6,227,519
Other current assets	7,490,383	11,774,016

Total current assets	120,604,181	92,669,115

PROPERTY AND EQUIPMENT, net	965,574,991	830,930,131
GOODWILL	7,527,547	2,434,547
OTHER ASSETS, net	9,078,787	6,981,286

Total assets	$1,102,785,506	$933,015,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,894,048	$71,748,874
Accrued liabilities	74,512,641	74,237,570
Income taxes payable	211,131	584,531
Current portion of long-term notes and other obligations	1,963,189	1,783,427

Total current liabilities	159,581,009	148,354,402

LONG-TERM NOTES, NET OF CURRENT PORTION	299,735,906	189,403,599
DEFERRED TAXES	23,395,713	11,540,594
OTHER LIABILITIES	15,522,129	16,641,047

Total liabilities	498,234,757	365,939,642

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 60,000,000 shares authorized, 27,653,852 and 27,771,479 issued and outstanding, respectively	276,539	277,715
Additional paid-in capital	439,616,066	441,338,043
Deferred Compensation	(1,868,750)	—
Retained earnings	166,526,894	125,459,679

Total stockholders’ equity	604,550,749	567,075,437

Total liabilities and stockholders’ equity	$1,102,785,506	$933,015,079

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
REVENUES	$1,105,755,057	$894,794,621	$746,642,287
OPERATING COSTS AND EXPENSES:
Cost of revenues	321,783,377	257,944,741	219,683,690
Restaurant labor	323,284,399	259,197,964	215,662,020
Other restaurant operating expenses	269,947,381	222,710,506	185,186,106
General and administrative expenses	51,704,100	43,383,799	38,003,488
Depreciation and amortization	61,968,858	42,680,020	37,147,325
Restaurant pre-opening expenses	8,650,178	4,590,972	2,598,293

Total operating costs and expenses	1,037,338,293	830,508,002	698,280,922
OPERATING INCOME	68,416,764	64,286,619	48,361,365
OTHER EXPENSE (INCOME):
Interest expense, net	9,561,482	4,997,022	9,402,351
Other, net	1,462,450	(886,657)	(56,285)

	11,023,932	4,110,365	9,346,066
INCOME BEFORE INCOME TAXES	57,392,832	60,176,254	39,015,299
PROVISION FOR INCOME TAXES	11,491,778	18,654,638	12,095,730

NET INCOME	$45,901,054	$41,521,616	$26,919,569

EARNINGS PER SHARE INFORMATION:

BASIC
Net income	$1.66	$1.60	$1.24
Average number of common shares outstanding	27,600,000	25,900,000	21,750,000

DILUTED
Net income	$1.62	$1.54	$1.19
Average number of common and common share equivalents outstanding	28,325,000	26,900,000	22,535,000

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2001	21,498,352	$214,984	$301,225,712	$—	$63,111,962	$364,552,658
Net income	—	—	—	—	26,919,569	26,919,569
Dividends paid	—	—	—	—	(2,167,959)	(2,167,959)
Purchase of common stock held for treasury	(3,506)	(35)	(64,797)	—	(11,572)	(76,404)
Exercise of stock options and tax benefit	501,523	5,015	4,437,744	—	—	4,442,759

BALANCE, December 31, 2001	21,996,369	219,964	305,598,659	—	87,852,000	393,670,623
Net income	—	—	—	—	41,521,616	41,521,616
Dividends paid	—	—	—	—	(2,500,387)	(2,500,387)
Issuance of common stock, net	5,297,500	52,975	132,524,341	—	—	132,577,316
Purchase of common stock held for treasury	(304,904)	(3,049)	(5,317,638)	—	(1,413,550)	(6,734,237)
Exercise of stock options and tax benefit	782,514	7,825	8,532,681	—	—	8,540,506

BALANCE, December 31, 2002	27,771,479	277,715	441,338,043	—	125,459,679	567,075,437
Net income	—	—	—	—	45,901,054	45,901,054
Dividends paid	—	—	—	—	(2,768,997)	(2,768,997)
Purchase of common stock held for treasury	(468,823)	(4,688)	(6,347,881)	—	(2,064,842)	(8,417,411)
Exercise of stock options and tax benefit	251,196	2,512	2,676,904	—	—	2,679,416
Issuance of restricted stock	100,000	1,000	1,949,000	(1,950,000)	—	—
Amortization of deferred compensation	—	—	—	81,250	—	81,250

BALANCE December 31, 2003	27,653,852	$276,539	$439,616,066	$(1,868,750)	$166,526,894	$604,550,749

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,901,054	$41,521,616	$26,919,569
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of assets	—	(154,957)	(565,822)
Depreciation and amortization	61,968,858	42,680,020	37,147,325
Deferred taxes, net	11,224,288	6,807,586	9,678,776
Deferred rent and other charges (income)	(182,876)	541,874	(241,155)
Changes in assets and liabilities:
(Increase) decrease in trade and other receivables	(3,342,672)	(3,826,716)	(2,865,441)
(Increase) decrease in inventories	(6,651,658)	(4,044,169)	1,189,511
(Increase) decrease in other assets	2,502,092	(6,709,943)	3,425,250
Increase (decrease) in accounts payable and accrued liabilities	10,110,805	34,822,440	14,283,233

Total adjustments	75,628,837	70,116,135	62,051,677

Net cash provided by operating activities	121,529,891	111,637,751	88,971,246
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(162,894,783)	(115,903,544)	(73,462,974)
Proceeds from sale of property and equipment	—	2,097,870	750,000
Business acquisitions, net of cash acquired	(27,035,893)	(161,108,095)	(32,580,607)

Net cash used in investing activities	(189,930,676)	(274,913,769)	(105,293,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	132,577,316	—
Purchases of common stock for treasury	(8,417,411)	(6,734,237)	(76,404)
Proceeds from exercise of stock options	1,826,816	7,134,631	3,548,144
Borrowings (payments) under credit line, net	(49,000,000)	15,595,886	19,940,037
Borrowings (payments) on Senior Notes and other debt	148,093,497	—	—
Dividends paid	(2,768,997)	(2,500,387)	(2,167,959)

Net cash provided by financing activities	89,733,905	146,073,209	21,243,818
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	21,333,120	(17,202,809)	4,921,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,878,199	31,081,008	26,159,525

CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,211,319	$13,878,199	$31,081,008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,675,327	$5,567,196	$10,230,853
Income taxes	$5,698,821	$8,689,374	$—

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Landry’s Restaurants, Inc. (the “Company”) owns and operates primarily restaurants under the trade names of Landry’s Seafood House, Joe’s Crab Shack, The Crab House, Charley’s Crab, The Chart House and Saltgrass Steak House. In addition the Company owns and operates domestic and licenses international rainforest themed restaurants under the trade name Rainforest Cafe.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Landry’s Restaurants, Inc., a Delaware holding company and its wholly and majority owned subsidiaries and partnership.

Revenue Recognition

The Company records revenue from the sale of food, beverage, alcohol, and retail as products are sold. Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as revenue when redeemed by the holder.

Accounts Receivable

Accounts receivable is comprised primarily of amounts due from the Company’s credit card processor and receivables from national storage and distribution companies with which we contract to provide services. Transactions between the Company and the national storage and distribution companies do not have an impact on our consolidated statements of income. Also included in accounts receivable is income tax receivables of $9.2 million and $3.1 million in 2003 and 2002, respectively.

Inventories

Inventories consist of food and beverages used in restaurant operations and complementary retail goods and are recorded at the lower of cost or market value as determined by the average cost for food and beverages and by the retail method on the first-in, first-out basis for retail goods. Inventories consisted of the following:

	December 31,
	2003	2002
Food and beverage	$32,458,803	$29,124,594
Retail goods	15,313,495	11,754,781

	$47,772,298	$40,879,375

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred.

The Company computes depreciation using the straight-line method. The estimated lives used in computing depreciation are generally as follows: buildings and improvements—5 to 40 years; furniture, fixtures and equipment—5 to 15 years; and leasehold improvements—shorter of 30 years or lease term, including extensions where appropriate.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest is capitalized in connection with restaurant construction and development activities, and other real estate development projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During 2003, 2002 and 2001, the Company capitalized interest costs of approximately $2,050,000, $1,959,000 and $2,437,000, respectively.

Restaurant and other properties are reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value. Properties to be disposed of are reported at the lower of their carrying amount or fair value, reduced for estimated disposal costs, and are included in other current assets.

Pre-Opening Costs

Pre-opening costs are expensed as incurred and include the direct and incremental costs incurred in connection with the commencement of each restaurant’s operations, which are substantially comprised of training-related costs.

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

Advertising

Advertising costs are expensed as incurred during such year. Advertising expenses were $34 million, $32 million and $22 million in 2003, 2002 and 2001, respectively.

Goodwill

Goodwill is not amortized, but instead tested for impairment at least annually. Other intangible assets are amortized over the life of the related agreement. These amounts are included in goodwill and other assets in the accompanying consolidated balance sheets, respectively.

Financial Instruments

The Company utilizes interest rate swap agreements to manage its exposure to interest rate risk. The Company’s interest rate swap agreements qualify as fair value hedges. As such, the gains or losses on the swaps are offset by corresponding gains or losses on the related debt.

Earnings Per Share and Stock Option Accounting

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution that could

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment Reporting

As of December 31, 2003, the Company operated 286 casual full-service dining restaurants which are a part of a single operating segment. The restaurants operate principally in the United States and provide similar products to similar customers. The restaurants generally possess similar pricing structures resulting in the potential for similar long-term expected financial performance characteristics. Revenues are from the sale of food, beverages and complementary retail items.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and services.

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

2.  ACQUISITIONS

In February 2002, the Company acquired C.A. Muer, Inc., the owner and operator of 15 seafood restaurants (“Muer Acquisition”), in a stock purchase transaction for approximately $28.5 million. In August 2002, the Company acquired, in an asset purchase transaction, 27 Chart House seafood restaurants located primarily on the East and West Coasts of the United States from Angelo and Maxie’s, Inc. for approximately $45.5 million, as well as assumption of selected trade payable related liabilities. Both of these acquisitions included plans for the redevelopment of 10 additional lower profitability restaurants, also then acquired, into Joe’s Crab Shack restaurants, as well as the sale or disposal of six acquired but non-strategic locations. In October 2002, the

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company acquired 27 Saltgrass Steak House restaurants in a stock purchase transaction for approximately $73.0 million which included a $20 million promissory note issued to the seller. The Saltgrass acquisition provides for future contingent payments based on the financial performance of the acquired restaurants and a limited number of future restaurants. As such contingency payments have not been earned, no amounts have been accrued. Any related incentive payment is expected to require financial performance of the acquired business to be well in excess of historical financial performance. The acquisitions noted above are accounted for under SFAS 141 and results of operations are included in the accompanying financial statements from the date of acquisition. The assets acquired and liabilities assumed of the acquired businesses were recorded at estimated fair values using relevant comparables, appraisals, and records.

A summary of the assets acquired and liabilities assumed in the acquisitions follows (in 000’s):

	Muer	Chart House	Saltgrass
Estimated fair value of assets acquired	$45,431	$57,385	$83,524
Liabilities assumed	(16,883)	(5,945)	(10,063)

Allocated purchase price	28,548	51,440	73,461
Less cash acquired and seller note	(895)	(163)	(21,200)

Net cash paid	$27,653	$51,277	$52,261

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

During 2003, the Company made several individual property acquisitions that aggregated $27 million, plus $11.4 million of assumed debt, and included $5.1 million of Goodwill additions.

3.  PROPERTY AND EQUIPMENT AND OTHER ASSETS

Property and equipment is comprised of the following:

	December 31,
	2003	2002
Land	$170,163,593	$138,379,047
Buildings and improvements	222,903,558	195,445,593
Furniture, fixtures and equipment	234,372,485	179,119,008
Leasehold improvements	498,030,942	398,384,738
Construction in progress	64,349,939	86,968,286

	1,189,820,517	998,296,672
Less—accumulated depreciation	(224,245,526)	(167,366,541)

Property and equipment, net	$965,574,991	$830,930,131

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. As a result, the Company recorded asset impairment depreciation charges of approximately $13,200,000, $2,200,000, and $2,394,000 in 2003, 2002 and 2001, respectively, representing the difference between the estimated fair value and carrying value for those restaurant properties. The asset impairment charge is classified as depreciation and amortization expense in the consolidated statements of income. Estimated fair values of impaired properties are based on comparable valuations, cash flows and management judgement.

Other current assets are comprised of the following:

	December 31,
	2003	2002
Prepaid expenses	$3,490,137	$4,439,300
Assets held for sale (expected to be sold within one year)	3,384,925	3,585,925
Marketable securities	—	2,752,979
Deposits	615,321	995,812

	$7,490,383	$11,774,016

Other expense (income) for 2003 is primarily expenses related to abandoned development projects. Other income during 2002 includes additional income of $1,100,000 from a settlement from a vendor and $875,000 in unrealized gains on marketable securities classified as trading offset by a loss of $1,500,000 on marketable securities and other assets held for sale.

4.  ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31,
	2003	2002
Payroll and related costs	$15,533,279	$14,708,991
Rent, insurance and taxes, other than payroll and income taxes	37,028,881	36,628,732
Deferred revenue (gift certificates)	10,455,869	9,085,304
Other	11,494,612	13,814,543

	$74,512,641	$74,237,570

5.   DEBT

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

In connection with the Senior Notes, the Company entered into two interest swap agreements with the objective of reducing its exposure to interest rate risk and lowering interest expense. The agreements were

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective beginning October 7, 2003 with maturity dates of six years and seven years for an aggregate notional amount of $75 million and interest at LIBOR plus 1.71%. The Company’s interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

On October 14, 2003, the Company entered into the Second Amended and Restated Credit Agreement (the “Bank Credit Facility”) whereby the existing bank credit facility was amended and extended to a four-year $200.0 million revolving credit facility. The Bank Credit Facility provides the ability to add an additional $25.0 million of capacity within the facility and other permitted indebtedness. Interest on the Bank Credit Facility is payable monthly or quarterly at LIBOR or the bank’s base rate plus a financing spread. The Company’s financing spread is presently 1.875% for LIBOR, and 0.375% for base rate borrowings, and may be decreased or increased by 25 basis points as the Company’s leverage ratio decreases or increases over predetermined ratios. The Bank Credit Facility and Senior Notes are secured by stock of subsidiaries, governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, net worth, and fixed charge coverage ratio tests. The Bank Credit Facility additionally provides for limitations on annual capital expenditures to prescribed amounts, maximum annual cash dividends and limitations on repurchases of common stock. As of December 31, 2003, the Company had $10,000,000 in trade letters of credit. As of January 30, 2004, the Company had approximately $38 million available under the existing credit facilities for expansion and working capital purposes.

In connection with the Saltgrass Steak House acquisition in October 2002, the Company financed a portion of the acquisition with a $20 million, 7 year, 5.5% note to the former owner of Saltgrass Steak House. Principal payments under the promissory note aggregate $1,654,000 in 2004, $1,747,000 in 2005, $1,845,000 in 2006, $1,949,000 in 2007, $2,058,000 in 2008 and $8,802,000 thereafter (through 2009).

The Company assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

Long-term debt is comprised of the following:

	December 31,
	2003	2002
$200.0 million Bank syndicate credit facility, LIBOR + 1.875%, interest only, due October 2007	$122,000,000	$—
$150.0 million Senior Notes, average 5.95%, interest only, maturities ranging from October 2009 to October 2013	150,000,000	—
$20.0 million seller note, 5.5% interest, quarterly principal and interest payments of $653,386, due 2009	18,055,321	19,621,614
$220.0 million Bank syndicate credit facility, LIBOR + 2.5%, interest only, due July 2004	—	171,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	11,318,664	—
Other long-term notes payable with various interest rates, principal and interest paid monthly	325,110	565,412

Total Debt	301,699,095	191,187,026
Less current portion	(1,963,189)	(1,783,427)

Long-term portion	$299,735,906	$189,403,599

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense (income), net includes the following:

	Year Ended December 31,
	2003	2002	2001
Interest expense	$9,634,872	$5,133,219	$9,685,201
Interest income	(73,390)	(136,197)	(282,850)

	$9,561,482	$4,997,022	$9,402,351

6.  INCOME TAXES

An analysis of the provision for income taxes for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Tax Provision:
Current income taxes	$267,491	$9,939,230	$3,266,954
Deferred income taxes	11,224,287	8,715,408	8,828,776

Total provision	$11,491,778	$18,654,638	$12,095,730

The Company’s effective tax rate, for the years ended December 31, 2003, 2002, and 2001, differs from the federal statutory rate as follows:

	2003	2002	2001
Statutory rate	35.0%	35.0%	35.0%
FICA tax credit	(9.1)	(6.6)	(7.3)
State income tax, net of federal tax benefit	4.1	1.2	0.6
Recognition of tax carryforward assets and other tax attributes	(9.7)	—	—
Other	(0.3)	1.4	2.7

	20.0%	31.0%	31.0%

The Company’s actual cash payments for annual income taxes due are currently lower than the financial accrual rate due to significant differences between book and tax accounting and tax credit and loss carryforwards.

Deferred income tax assets and liabilities as of December 31 are comprised of the following:

	2003	2002
Deferred Income Taxes:
Current assets—accruals and other	$6,858,000	$6,228,000

Non-current assets:
AMT credit, FICA credit carryforwards, and other	$27,122,000	$21,128,000
Net operating loss carryforwards	28,951,000	28,633,000
Valuation allowance for carryforwards	(26,236,000)	(28,239,000)

Non-current deferred tax asset	29,837,000	21,522,000
Non-current liabilities—property and other	(53,232,000)	(33,063,000)

Net non-current tax asset (liability)	$(23,395,000)	$(11,541,000)

Total net deferred tax asset (liability)	$(16,537,000)	$(5,313,000)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 and 2002, the Company had operating loss carryovers for Federal Income Tax purposes of $77.0 million and $73.3 million respectively, which expire in 2009 through 2023. These operating loss carryovers, and certain other deductible temporary differences, are related to the acquisitions of Rainforest Cafe and Saltgrass Steak House, and their utilization is subject to an annual limitation. Because of this limitation, the Company established a valuation allowance to the extent it is more likely than not that these tax benefits will not be realized. In 2003, a reduction of the valuation allowance and deferred tax liabilities aggregating $6.3 million was recorded attributable to tax benefits deemed realizable and reduced accruals.

The Company has general business tax credit carryovers and minimum tax credit carryovers of $21.3 million and $7.4 million, respectively. The general business tax credit carryover includes $1.5 million from Saltgrass which is fully reserved, and the minimum tax credit carryover includes $2.4 million from Rainforest which is fully reserved. The general business credit carryovers expire in 2009 through 2023 while the minimum tax credit carryovers have no expiration date. The use of these credits is limited if the Company is subject to the alternative minimum tax. The Company believes it is more likely than not that it will generate sufficient income in future years to utilize the non-reserved credits.

The Internal Revenue Service (IRS) has examined the Company’s Federal Income Tax Returns and certain pre-acquisition returns for Rainforest Cafe for years 1997 through 2000. The fieldwork for the examination was completed without adjustment.

7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, the Company pays taxes, insurance and maintenance costs in addition to the rent payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $54.1 million, $42.9 million and $40.6 million, during the years ended December 31, 2003, 2002, and 2001, respectively. Percentage rent included in rent expense was $12.1 million, $10.1 million, and $10.3 million, for 2003, 2002 and 2001, respectively.

In 2001, the Company entered into a $15.3 million equipment operating lease agreement. The lease expires in 2011. The Company guarantees a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. The Company may purchase the leased equipment throughout the lease term for an amount equal to the unamortized lease balance. The Company believes that the equipment’s fair value is sufficient that no amounts will be due under the residual value guarantee.

In 2002, the Company entered into a $6.9 million equipment operating lease agreement. The lease expires in 2012. The Company guarantees a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. The Company may purchase the leased equipment throughout the lease term for an amount equal to the unamortized lease balance. The Company believes that the equipment’s fair value is sufficient that no amounts will be due under the residual value guarantee.

In connection with substantially all of the Rainforest Cafe leases, amounts are provided for tenant inducements, rent abatements, and scheduled increases in rent. Such amounts are recorded as other long-term liabilities on the Company’s consolidated balance sheet, and amortized or accrued as an adjustment to rent expense, included in other restaurant operating expenses, on a straight-line basis over the lease term.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 2003, are as follows:

2004	$44,927,000
2005	44,368,000
2006	41,100,000
2007	38,438,000
2008	33,600,000
Thereafter	279,319,000

Total minimum rentals	$481,752,000

Building Commitments

As of December 31, 2003, the Company had future development, land purchases and construction commitments expected to be expended within the next twelve months of approximately $17.2 million, including completion of construction on certain new restaurants. In 2001, the Company entered into an agreement to construct and operate a convention center in the City of Galveston, Texas. The Galveston convention center construction costs will be funded by governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the convention center development and related management contract, the Company is to guarantee certain construction cost overruns and operating losses, if any, subject to certain rights of reimbursement. Under the agreements, the Company will have the rights to one-half of any profits generated by the operation of the convention center.

In 2003, the Company purchased from the City of Galveston the Flagship Hotel and Pier, subject to an existing lease. Under this agreement, upon termination of the existing lease, the Company has committed to spend an additional $15 million to transform the hotel and pier into a 19th century style Inn and entertainment complex complete with rides and carnival type games. The property is currently occupied by a tenant.

During November 2003, the Company purchased two casual Italian restaurants. Under the purchase agreement, the Company is committed to building an additional five casual Italian restaurants over the next 5 years, or make certain payments in lieu of development. In conjunction with the agreement to develop additional restaurants, the seller agrees to provide consulting services to ensure the consistency and the quality of the food and service are maintained through this transition period. The Company also has a commitment to build an additional 12 new Saltgrass restaurants within five years. To date, five restaurants have either opened or are under construction.

Loan Guarantee

Rainforest Cafe, a wholly-owned subsidiary of the Company, has guaranteed the borrowings of one of its foreign affiliates in which the Company owns a 20% interest. As a result of a settlement with the foreign affiliate during 2003, we remain subject to a pre-existing obligation as guarantor of the affiliate’s loan up to $1,400,000. However, Rainforest Cafe’s proportional share of the remaining outstanding loan balance is approximately $300,000.

Litigation and Claims

In January 2002, Rainforest Cafe, Inc., our wholly-owned subsidiary, was sued by EklecCo, L.L.C., in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages and costs as a result

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 31, 2002, and subsequently amended, a purported collective action lawsuit against the Company entitled Meaghan Bollenberg, et. al. v. Landry’s Restaurants, Inc. was filed in the United States District Court for the Northern District of Illinois and subsequently moved to a Court in the Southern District of Texas. The lawsuit was filed by six plaintiffs who were servers on behalf of themselves and others similarly situated. The lawsuit alleges that the Company violated certain minimum wage laws under the federal Fair Labor Standards Act and seeks damages and costs. The Company is vigorously defending this litigation. Because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

Former shareholders of approximately 4.4 million shares of Rainforest Cafe, Inc. dissented to the merger between the Company and Rainforest Cafe, seeking an amount in excess of the $3.25 per share paid in the merger. An appraisal proceeding was held before a Minnesota District Court Judge in early January 2003. The appraisal trial ended with a ruling in the Company’s favor. In July 2003, the ruling was appealed by the dissenters. The appeal hearing was held and a ruling is expected by April 2004.

General Litigation

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8.  STOCKHOLDERS’ EQUITY

In April 2002, the Company completed a public offering of 5,297,500 shares of the Company’s common stock. Net proceeds of the offering to the Company were approximately $132.6 million and were used to repay outstanding borrowings.

In October 2002, the Company’s board of directors authorized a $50.0 million open market stock buy back program. In September 2003, the Company authorized an additional open market stock repurchase program for $60.0 million.

In connection with the Company’s stock buy back programs, the Company repurchased into treasury approximately 469,000, 305,000 and 3,500 shares of common stock for approximately $8.4 million, $6.7 million and $0.1 million, in 2003, 2002, and 2001, respectively.

Commencing in 2000, the Company began to pay an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the amounts used to compute net income per common share—diluted is as follows:

	Year Ended December 31,
	2003	2002	2001
Net Income	$45,901,054	$41,521,616	$26,919,569

Weighted average common shares outstanding	27,600,000	25,900,000	21,750,000
Dilutive common stock equivalents—stock options	725,000	1,000,000	785,000

Weighted average common and common equivalent shares outstanding—diluted	28,325,000	26,900,000	22,535,000

Net income per share—diluted	$1.62	$1.54	$1.19

Options to purchase approximately 200,000 shares in 2001 have been excluded from the calculation of diluted earnings per share as they were anti-dilutive.

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

In June 2003, the Company established an equity incentive plan pursuant to which stock options or restricted stock of the Company may be granted to eligible employees of the Company for an aggregate of 700,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors determines the number of shares, prices, and vesting schedule of individual grants. In addition, the Company will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with a 10 year vest from grant date, and a minimum of 800,000 stock options. In August 2003, 100,000 restricted common shares were issued subject to vesting on the tenth anniversary. The unamortized balance of non-vested restricted common stock grants is reflected as deferred compensation included in stockholders’ equity and the related expense is amortized over the vesting periods.

In March 2003, the Company established the 2002 Employee/Rainforest Conversion Plan pursuant to which stock options of the Company may be granted to employees, non-employee directors and consultants of the Company for up to an aggregate of 2,162,500 shares of Common Stock of the Company. The Compensation Committee of the Board of Directors determines the number of shares, prices and vesting schedule of individual grants.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below illustrates the effect on net income and earnings per share if compensation costs for the Company had been determined using the alternative accounting method based on the fair value prescribed by SFAS No. 123.

	2003	2002	2001
Net income, as reported	45,900,000	$41,500,000	$26,900,000
Less: stock based compensation expense using fair value method, net of tax	(2,100,000)	(1,800,000)	(1,500,000)
Pro forma net income	$43,800,000	$39,700,000	$25,400,000
Earnings per share
Basic, as reported	$1.66	$1.60	$1.24

Basic, pro forma	$1.59	$1.53	$1.17

Diluted, as reported	$1.62	$1.54	$1.19

Diluted, pro forma	$1.55	$1.48	$1.13

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model; amortization over the respective vesting periods; expected lives of 6 years; expected stock price volatility of approximately 40% and an interest rate of approximately 6% in 2001, and 2.9% in 2002. The weighted average fair value per share of options granted during 2002 and 2001 was $7.83, and $5.82, respectively. Options for 16,000 shares were granted in 2003 and were not deemed material for the above calculations.

In connection with the acquisition of Rainforest Cafe, the Company issued approximately 500,000 vested stock options to employees of Rainforest Cafe as replacement for existing options outstanding at the date of the merger, as required by the merger agreement. The fair value of these options was included in the purchase price of Rainforest Cafe.

At December 31, 2003, options for 2,410,874 shares were outstanding at prices ranging from $6.00 to $20.60 per share. As of December 31, 2003 all options have been granted at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods over three to five years.

	2003		2002		2001
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of year	2,694,470	$11.57	3,040,926	$9.93	3,169,803	$9.92
Granted	16,000	$20.26	464,135	$17.71	623,500	$9.83
Exercised	(251,196)	$7.28	(782,514)	$9.12	(501,523)	$7.05
Terminated	(48,400)	$14.36	(28,077)	$13.55	(250,854)	$10.67

Options outstanding, end of year	2,410,874	$11.97	2,694,470	$11.57	3,040,926	$9.93

Options exercisable, end of year	1,902,274	$11.82	1,726,368	$10.33	1,831,694	$10.99

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides certain information with respect to stock options outstanding as of December 31, 2003:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life Outstanding
< $9.00	994,360	$7.59	6.3
$9.00 - $13.50	783,627	$12.84	3.4
$13.50 - $20.25	622,887	$17.73	8.0
> $20.25	10,000	$20.60	9.8

	2,410,874	$11.97	5.8

The following table provides certain information with respect to stock options exercisable at December 31, 2003:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
< $9.00	737,260	$7.45
$9.00 - $13.50	778,627	$12.84
$13.50 - $20.25	386,387	$18.24

	1,902,274	$11.82

9.   CERTAIN TRANSACTIONS

In 1996, the Company entered into a Consulting Service Agreement (the “Agreement”) with Fertitta Hospitality, LLC (“Fertitta Hospitality”), which is jointly owned by the Chairman and Chief Executive Officer of the Company and his wife. Pursuant to the Agreement, the Company provided to Fertitta Hospitality management and administrative services. In 2003, a new agreement was signed (“Management Agreement”). Under the Agreement, the Company received a fee of $2,500 per month plus the reimbursement of all out-of-pocket expenses and such additional compensation as agreed upon. Pursuant to the Management Agreement, the Company receives a monthly fee of $7,500 plus reimbursement of expenses. The Management Agreement provides for a renewable three-year term.

In 1999, the Company entered into a ground lease with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of the Company, on land owned by the Company adjacent to the Company’s corporate headquarters. Under the terms of the ground lease, 610 Loop Venture pays the Company base rent of $12,000 per month plus pro-rata real property taxes and insurance. 610 Loop Venture also has the option to purchase certain property based upon a contractual agreement.

In 2002, the Company entered into an $8,000 per month, 20 year, with option renewals, ground lease agreement with Fertitta Hospitality for a new Rainforest Cafe on prime waterfront land in Galveston, Texas. The annual rent is equal to the greater of the base rent or percentage rent up to six percent, plus taxes and insurance. In 2003, the Company paid base and percentage rent aggregating $602,000.

As permitted by the employment contract between the Company and the Chief Executive Officer, charitable contributions were made by the Company to a charitable Foundation that the Chief Executive Officer served as Trustee in the amount of $170,000 and $197,720 in 2003 and 2002, respectively. The contribution was made in addition to the normal salary and bonus permitted under the employment contract.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, on a routine basis, holds or hosts promotional events, training seminars and conferences for its personnel. In connection therewith, the Company incurred in 2003 and 2002 expenses in the amount of $138,000 and $229,746, respectively, at resort hotel properties owned by the Company’s Chief Executive Officer and managed by the Company.

The Company and Fertitta Hospitality jointly sponsored events and promotional activities in 2003 and 2002 which resulted in shared costs and use of Company personnel or Fertitta Hospitality employees and assets.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable to the Company than might have been obtained from unaffiliated third parties.

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly consolidated results of operations (in thousands, except per share data).

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Quarter Ended:
Revenues	$249,582	$299,890	$302,162	$254,121
Cost of Revenues	$73,322	$87,447	$88,168	$72,846
Operating income	$13,979	$27,150	$29,546	$(2,258)
Net income	$8,121	$16,906	$18,382	$2,492
Net income per share (basic)	$0.29	$0.61	$0.67	$0.09
Net income per share (diluted)	$0.29	$0.60	$0.65	$0.09

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Quarter Ended:
Revenues	$192,170	$231,938	$241,072	$229,615
Cost of Revenues	$55,401	$66,443	$68,995	$67,106
Operating income	$10,888	$21,115	$23,354	$8,930
Net income	$6,183	$15,045	$15,717	$4,577
Net income per share (basic)	$0.28	$0.58	$0.57	$0.17
Net income per share (diluted)	$0.27	$0.56	$0.55	$0.16

LANDRY’S RESTAURANTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 9th day of March, 2004.

LANDRY’S RESTAURANTS, INC.

/s/ Tilman J. Fertitta
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

Name	Title	Date

/s/ Tilman J. Fertitta Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2004

/s/ Paul S. West Paul S. West	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 9, 2004

/s/ Steven L. Scheinthal Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	March 9, 2004

/s/ Michael S. Chadwick Michael S. Chadwick	Director	March 9, 2004

/s/ Michael Richmond Michael Richmond	Director	March 9, 2004

/s/ Joe Max Taylor Joe Max Taylor	Director	March 9, 2004

EXHIBIT INDEX

Certain of the exhibits to this report on Form 10-K are hereby incorporated by reference to the Company’s Registration Statement on Form S-1 No. 33-65498 and all amendments thereto (“A”) and the Company’s Form 10-Q for the quarterly period ended June 30, 1995 (“B”), May 9, 1995 Proxy Statement (“C”), the June 25, 1997 Form 8-K (“D”), the 1995 Form 10-K (“E”), the May 1996 Form S-4 (“F”), the Form 10-Q for the quarterly period ended September 30, 1999 (“G”), the March 9, 1999 Form 8-K (“H”), the July 13, 2000 Form 8-K (“I”), the September 29, 2000 Schedule TO (“J”), and the Form 10-Q for the quarterly period ended September 30, 2000 (“K”), the 2001 Form 10-K (“L”), the Form 10-Q for the quarterly period ended September 30, 2002 (“M”), the Form 10-Q for the quarterly period ended June 30, 2003 (“N”), the Form 10-Q for the quarterly period ended September 30, 2003 (“O”), and the October 9, 2003 Form 8-K (“P”), the Company’s Registration Statement on Form S-8 No. 333-104175 and all Amendments thereto (“Q”). Such exhibits are denoted with the letter. Exhibits denoted by * are filed herewith.

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc. as filed with the Delaware Secretary of State on June 23, 1993, as amended—A—(See Exhibit 3.1) and—B-

3.2	Amendment to Certificate of Incorporation—A-

3.3	Bylaws of Landry’s Restaurants, Inc.—A- (See Exhibit 3.2)

*4	Specimen Common Stock Certificate, $.01 par value, of Landry’s Restaurants, Inc.—

10.1	1993 Stock Option Plan (“Plan”)—A-

10.2	Form of Incentive Stock Option Agreement under the Plan—A- (See Exhibit 10.61)

10.3	Form of Non-Qualified Stock Option Agreement under the Plan -A- (See Exhibit 10.62)

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”)—A-

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors—C-

10.6	Form of Stock Option Agreement for Directors’ Plan—A- (See Exhibit 10.64)

10.8	1995 Flexible Incentive Plan—C-

*10.9	2003 Equity Incentive Plan

10.10	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta—E-

10.11	Contract of Sale and Development Agreement—G-

10.12	Form of Consulting Services Agreement between Landry’s Management, L.P. and Fertitta Hospitality—E-

10.16	Agreement and Plan of Merger, dated September 26, 2000, by and among Landry’s Seafood Restaurants, Inc., LSR Acquisition Corp. and Rainforest Cafe, Inc. and related agreements—J-

10.18	Asset Purchase Agreement by and among Chart House, Inc., Chart House Enterprises, Inc., LCH Acquisitions, Inc. and Landry’s Restaurants, Inc.—M-

10.20	Stock Purchase Agreement dated September 10, 2002 among Landry’s Restaurants, Inc., LSRI Holdings, Inc. and Well Seasoned, Inc., MetroNational Corporation and Kimberly Restaurants, Ltd.—M-

10.21

Asset Purchase and Sale Agreement dated September 10, 2002 among Kimberly Restaurants, Ltd., MNC Restaurant Properties, L.P., Well Seasoned, Inc. and MetroNational Corporation and LSRI Holdings, Inc.—M-

10.22	Second Amended and Restated Credit Agreement dated as of October 14, 2003, by and among Landry’s, Bank of America, N.A. and the other financial institutions party thereto—O-

10.23	$150 Million Senior Notes Master Shelf Agreement—P-

10.24	Employment Agreement—N-

10.25	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan.—Q-

10.26	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1—Q-

10.27	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2—Q-

10.28	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 3—Q-

10.29	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4—Q-

10.30	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1—Q-

10.31	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2—Q-

10.32	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 3—Q-

10.33	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4—Q-

*10.34	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality

*14	Code of Ethics

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Ernst & Young LLP

*31.1	Certification

*31.2	Certification

*32	Certification