Form 10-K/A
period 2003-12-31
LANDRYS  RESTAURANTS INC
filed 2004-04-30
CIK 908652

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Landry’s Division.    The Landry’s Division consists of Landry’s Seafood House, Willie G’s (Landry) Seafood and Steakhouse, and the Aquarium restaurants, and a few single seafood and non-seafood concept restaurants. Landry’s Seafood House is a full-service traditional Gulf Coast seafood restaurant and was the original growth strategy, although in recent years the growth has been focused and concentrated on the Joe’s Crab Shack restaurants and acquisitions. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, casual atmosphere. The restaurants feature a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. Dinner entree prices range from $13.99 to $29.99, with certain items offered at market price. Lunch entrees range from $7.99 to $11.99. During the year ended December 31, 2003, alcoholic beverage sales accounted for approximately 17% of the concept’s total restaurant revenues. In addition to Landry’s Seafood House, the Landry’s Division also includes several distinct concepts such as Grotto, Pesce, Vic & Anthony’s Steakhouse, Willie G’s Seafood and Steak House, La Griglia, and The Flying Dutchman. Each of these concepts offers an upscale dining experience in a unique and memorable setting.

Guests of the Downtown Aquarium in Houston, Texas, the second Aquarium restaurant which opened in February 2003, dine in the Aquarium—An Underwater Dining Adventure restaurant. The Downtown Aquarium also features a public aquarium exhibit with over 200 species of fish, a giant acrylic shark tank, dancing water fountains, a mini-amusement park and a bar/lounge. In the future, we expect to open an IMAX theater and additional exhibits. The initial landmark Aquarium themed restaurant, located in Kemah, Texas, offers seafood dining in an extraordinary setting. Guests are seated around a large centerpiece aquarium and numerous smaller aquariums with decor and lighting that complement the overall dining experience. The Company expects to open a third such restaurant in Nashville in 2004.

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

Specialty Growth Division.    The opening of our Company owned Kemah Boardwalk in 1999 was the initial identification of our Specialty Growth Division. The Kemah Boardwalk’s activities are based upon and complementary to the business and traffic generation of the Company’s six wholly-owned and operated high volume restaurants, including restaurants from most of the core restaurant concepts described above and the original Aquarium Restaurant located in Galveston County’s, Kemah, Texas. The Kemah Boardwalk has multiple attractions including specialty retail shops, boutique hotel, carnival-style rides and games, and other attractions and introduced a new growth vehicle for our Company, the complementary Specialty Growth Division. This division provides us the opportunity to expand our realm of business into areas that are closely related to our core restaurant business. This expansion is in addition and complementary to the growth of our core concepts and potential future acquisitions and includes the following projects:

•	Kemah Boardwalk—Galveston County, Texas. The Kemah Boardwalk entertainment complex sits on approximately 40-acres in the Galveston, Texas area and features seven of our restaurants including the original Aquarium Restaurant located in Galveston County’s, Kemah, Texas. retail shops, a hotel, amusement rides and a marina all wholly company-owned and operated.

•	Ocean Journey—Denver, Colorado. In 2003, we acquired Ocean Journey, a 12-acre, aquarium complex located adjacent to downtown Denver, Colorado. This world-class facility, which is wholly-owned and operated, and, is home to over 500 species of fish, was built by a non-profit organization in 1999 at a cost of $93 million. Landry’s purchased this ongoing aquarium enterprise in federal bankruptcy proceedings for $13.6 million with no outstanding debt or obligations. Upon assumption of ownership, Landry’s reduced the complex’s workforce, keeping personnel necessary for on-going operations and significantly reducing the corporate overhead. Plans are underway to add an up-scale Aquarium restaurant and family amusements, which will transform the aquarium into a recreational destination, adding a second Downtown Aquarium to the Specialty Growth Division. We expect the redevelopment to be completed in 2005 or 2006, pending the resolution of discussions with the City of Denver and certain taxing jurisdictions.

•	Galveston Island Convention Center. The revitalization of the Galveston seawall on the Gulf of Mexico, an area that includes a significant number of our restaurants, is underway with the new Galveston Island Convention Center scheduled to open in 2004. The convention center will be housed on a 26-acre beachfront locale. The facility will accommodate a 43,000 square foot exhibition hall, a 15,500 square foot ballroom and over 12,000 square feet of smaller breakout rooms. The convention center will be owned by the City of Galveston and will be managed and operated by the Company.

•	Holiday Inn on the Beach—Galveston, Texas. In March 2003, we acquired this 180 room beachfront resort hotel located along Galveston’s seawall and near the new Galveston Island Convention Center under construction. The Company wholly owns and operates this property.

•

Inn at the Ballpark—Houston, Texas.    The Inn at the Ballpark is located in downtown Houston directly across the street from Minute Maid Park, home of the Houston Astros baseball team. This new luxury hotel has over 200 rooms and opened in early 2004, in time for Houston’s 2004 NFL Super Bowl and Major League Baseball’s 2004 All-Star game. The hotel will offer visitors to Houston easy access to all of downtown Houston’s amenities including the newly expanded George R. Brown Convention Center, the new Toyota Center, home of the Houston Rockets basketball team, the Theater District, Minute Maid Professional Baseball Park, and our own Downtown Aquarium. The hotel is wholly owned and operated by the Company.

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

•	Development of Signature Restaurant Division. In 2003, we also expanded our presence in the fine dining segment with the addition of several unique and upscale openings. We opened to rave reviews Vic & Anthony’s Steak House and Brenner’s Steak House, both upscale steakhouse restaurants, in Houston, Texas. We also acquired several well-known Houston restaurants during 2003, including Pesce, La Griglia, and Grotto. In the future, we will continue to add to our collection of signature restaurants through both internal development of these and other concepts and opportunistic acquisitions.

•	Development of Specialty Growth Division. The Specialty Growth Division works to develop multi-purpose venues offering themed restaurants, amusements, shops, convention centers and/or resort/convention hotel facilities and operations. These attractions are situated in strategic locations and offer an array of dining and entertainment options that appeal to a wide range of tastes and budgets. The Inn at the Ballpark, a 200-room luxury hotel located next to Minute Maid Professional Baseball Park in downtown Houston opened in January 2004, and a city funded convention center in Galveston, Texas is currently under construction. The Specialty Growth Division will also be working to develop the recently acquired Ocean Journey—Denver, a first-class tourist and entertainment destination adjacent to downtown Denver, Colorado.

•	Pursuit of growth through acquisitions. Acquisitions have contributed significantly to our growth and will continue to play a substantial role in our growth strategy. We have a history of acquisitions, including Joe’s Crab Shack in 1994, the Crab House in 1996, Rainforest Cafe in 2000, and C.A. Muer, Chart House and Saltgrass Steak House restaurants in 2002. We will continue to pursue opportunistic purchases of, or investments in, other restaurant companies and in the hospitality, amusements, entertainment, food service, facilities management or other related industries.

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

In connection with operations in our specialty growth division, including the construction of the Inn at the Ballpark and Ocean Journey—Denver, etc., we are incurring significant capital expenditures. As a result, if any one or more of these projects fail, there could be a significant affect on our financial condition and operations.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table contains selected consolidated financial data for each of the past five fiscal years. All numbers are in thousands, except per share data:

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year Ended December 31,
	2003		2002	2001	2000	1999
INCOME STATEMENT DATA
Revenues	$1,105,755		$894,795	$746,642	$520,980	$438,986
Operating costs and expenses:
Cost of revenues	321,783		257,945	219,684	156,787	136,321
Restaurant labor	323,284		259,198	215,662	147,192	125,566
Other restaurant operating expenses	269,948		222,711	185,186	122,099	101,563
General and administrative expenses	51,704		43,384	38,004	26,652	21,354
Depreciation and amortization (1)	48,825		40,480	34,753	27,100	22,230
Asset impairment expense (1)	13,144		2,200	2,394	6,292	—
Restaurant pre-opening expenses	8,650		4,591	2,598	3,402	3,764
Store closings and charges (3)	—		—	—	2,000	2,945

Total operating costs and expenses	1,037,338		830,509	698,281	491,524	413,743

Operating income	68,417		64,286	48,361	29,456	25,243
Other (income) expense:
Interest (income) expense, net	9,561		4,997	9,402	6,617	1,965
Other, net	1,463		(887)	(56)	887	(178)

Total other (income) expense	11,024		4,110	9,346	7,504	1,787

Income before taxes	57,393		60,176	39,015	21,952	23,456
Provision for income taxes	11,492	(2)	18,654	12,095	7,302	8,080

Net income	$45,901		$41,522	$26,920	$14,650	$15,376

Earnings per share information:
Basic:
Net income	$1.66		$1.60	$1.24	$0.63	$0.58

Average number of common shares outstanding	27,600		25,900	21,750	23,400	26,675
Diluted:
Net income	$1.62		$1.54	$1.19	$0.62	$0.57

Weighted average number of common shares and equivalents outstanding	28,325		26,900	22,535	23,600	27,025

OTHER DATA
EBITDA (Earnings before interest, taxes, depreciation, and amortization)
Total Operating Income	$68,417		$64,286	$48,361	$29,456	$25,243
Add back:
Depreciation and amortization	48,825		40,480	34,753	27,100	22,230
Asset impairment expense	13,144		2,200	2,394	6,292	—

EBITDA	$130,386		$106,966	$85,508	$62,848	$47,473

BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)	$(38,977)		$(55,685)	$(6,017)	$(39,657)	$17,430
Total assets	$1,102,786		$933,015	690,171	663,875	496,726
Short-term notes payable and current portion of notes and other obligations	$1,963		1,783	—	60	93
Long-term notes and other obligations, noncurrent	$299,736		189,404	175,000	155,000	68,060
Stockholders’ equity	$604,551		$567,075	$393,671	$364,553	$377,348

(1)	In 2003, 2002, 2001 and 2000, we recorded asset impairment charges of $13.1 million ($9.1 million after tax), $2.2 million ($1.5 million after tax), $2.4 million ($1.6 million after tax) and $6.3 million ($4.3 million after tax), respectively, related to the adjustment to estimated fair value of certain restaurant properties and assets. The Company considers the asset impairment expense as additional depreciation and amortization, although shown as a separate line item in the consolidated income statements.
(2)	In 2003, we recognized a $6.3 million income tax benefit for a reduction of the valuation allowance and deferred tax liabilities attributable to tax benefits deemed realizable and reduced accruals.
(3)	In the second quarter of 2000, we recorded a $2.0 million special charge to expense merger costs for our initial failed offer to acquire Rainforest Cafe. We incurred $2.9 million in store closings and special charges during 1999, which comprised the net result of $3.7 million in transaction costs as the result of a terminated merger agreement with another company during the first quarter of 1999, and the reversal of an accrual (income) of $0.7 million related to favorable lease settlement terminations during the second quarter of 1999.

EBITDA is not a generally accepted accounting principles (“GAAP”) measurement and is presented solely as a supplemental disclosure because the Company believes that it is a widely used measure of operating performance in the restaurant industry. EBITDA is not intended to be viewed as a source of liquidity or as a cash flow measure as used in the statement of cash flows. EBITDA is simply shown above as it is a commonly used non-GAAP valuation statistic.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We own and operate full-service, casual dining restaurants. As of December 31, 2003, we operated 286 restaurants. In addition to these units, there were several limited menu restaurants and other properties, as described in Item 1. Business, and two restaurants that were closed temporarily for renovation.

During 2003, we completed a series of relatively small acquisitions, including: separate acquisitions of several well-known individual upscale Houston restaurants; Ocean Journey (a 12 acre aquarium complex in Denver, Colorado): the Holiday Inn on the Beach in Galveston, Texas; and the Galveston Flagship Hotel (subject to an existing lease), for an aggregate cash purchase price of all such acquisitions of approximately $27.0 million, plus the assumption of $11.4 million of non-recourse long-term note payable. These acquisitions included certain future commitments as described in Note 7, in Notes to the Consolidated Financial Statements, Commitments and Contingencies in the paragraph titled “Building Commitments”. The estimated cost of such future commitments are included in the Contractual Obligations table amounts under Other Long-Term Obligations, that is included within this Item 7.

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

The Specialty Growth Division is primarily engaged in operating complementary entertainment and hospitality activities, such as miscellaneous beverage carts and various kiosks, amusement rides and games and some associated limited room and service hotel and motel type properties, generally at locations in conjunction with our core restaurant operations. The total assets, revenues, and operating profits of these complementary

“specialty” business activities are considered not material to the overall business (yet complementary nevertheless) and below the threshold of a separate reportable business segment under SFAS No. 131.

The Company is in the business of operating restaurants and the above-mentioned complementary activities. The Company does not engage in real estate operations other than those associated with the ownership and operation / management of its business. The Company owns a fee interest (own the land and building) in a number of properties underlying its businesses, but it does not engage in real estate sales or real estate management in any significant fashion or format. The Chief Executive Officer, who is responsible for the Company’s operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for both business activities.

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

Year ended December 31, 2003 Compared to the Year ended December 31, 2002

Revenues increased $210,960,436, or 23.6%, from $894,794,621 to $1,105,755,057 for the year ended December 31, 2003, compared to the year ended December 31, 2002. The total increase/change in revenue is comprised of the following approximate amounts: 2003 restaurant openings—$81 million; 2002 acquisitions incremental revenues for 2003 over 2002 partial year results—$139 million; restaurant closings decrease to 2003 revenues—$8 million; same store sales (locations open 2003 and 2002)—decrease $2 million. The total number of units open as of December 31, 2003 and 2002 were 286 and 267, respectively.

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

Combined depreciation and amortization expense and asset impairment expense increased an aggregate of $19,288,838, or 45.2%, from an aggregate of $42,680,020 to $61,968,858 in the year ended December 31, 2003, compared to the same period in the prior year. The increase for 2003 was primarily due to the addition of new restaurants and equipment and restaurant acquisitions. Asset impairment expense of $13,100,000 relating to six underperforming and three closed restaurants was included in the 2003 amount, and $2,200,000 was included for 2002. Included in the 2003 amounts were four Landry’s division, three Joe’s Crab Shack, and two Crab House restaurants. The Company expects that asset impairment charges for 2004, if any, would be significantly less than amounts recorded in 2003.

The significant increase in impairment charges in fiscal 2003, resulted from 2003 sales declines in these restaurants, additional further deterioration in the specific restaurant’s profitability, perceived 2003 deterioration of the market area and/or specific location, and management’s 2003 downward revised outlook for further opportunity and/or improvement of forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment. The following is a summary of related charges and expenses:

	Years ended December 31,
	2003	2002	2001
Asset Impairment	$13,100,000	$2,200,000	$2,394,000
Accrued Estimated Lease Termination Payments	$1,300,000	—	—
Estimated Severance Costs	—	—	—

	$14,400,000	$2,200,000	$2,394,000

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

Provision for income taxes decreased by $7,162,860 to $11,491,778 in the year ended December 31, 2003 from $18,654,638 in 2002 primarily due to changes in our pre-tax income offset by a $6,300,000 income tax benefit gained from a reduction of the valuation allowance and deferred tax liabilities attributable to tax benefits deemed realizable and reduced accruals. The previously established valuation allowance was reduced at December 31, 2003, due to the strong 2003 and future forecasted profitability of the Rainforest Café restaurants, 2003 completion of a successful transition from a tax-loss incurring stand-alone public company to a highly profitable and taxable income producing wholly-owned subsidiary of Landry’s, coupled with the approaching end of specific recognition limitations on allowable deductions and tax assets and the 2003 resolution of certain tax issues, which caused management to believe that a portion of the deferred tax assets previously reserved would more likely than not be realized and accruals reduced. Additional future evaluations may provide, in subsequent periods, the additional reduction of the remaining disclosed valuation allowance.

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

Combined depreciation and amortization expense and asset impairment expense increased an aggregate of $5,532,695, or 14.9%, from an aggregate of $37,147,325 to $42,680,020 in the year ended December 31, 2002, compared to the prior year. The dollar increase was primarily due to the addition of new restaurants and equipment and the restaurant acquisitions in 2002, and asset impairment charges of $2,200,000 in 2002, compared to $2,394,000 in 2001.

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

We operate approximately 300 properties and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, either on a short-term and occasionally longer-term situation. When such occurs and we evaluate that the associated assets are impaired, then we will record an asset impairment expense in the quarter such evaluation is made. Due to our average restaurant net investment cost, generally excluding the owned land component, of approximately $2 million, such amounts could be significant when and if they occur. However, such asset impairment expense is excluded from our credit covenant calculations, do not affect our financial liquidity, and are usually excluded from many valuation model calculations.

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

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
REVENUES	$1,105,755,057	$894,794,621	$746,642,287
OPERATING COSTS AND EXPENSES:
Cost of revenues	321,783,377	257,944,741	219,683,690
Restaurant labor	323,284,399	259,197,964	215,662,020
Other restaurant operating expenses	269,947,381	222,710,506	185,186,106
General and administrative expenses	51,704,100	43,383,799	38,003,488
Depreciation and amortization	48,824,493	40,480,020	34,752,942
Asset impairment expense	13,144,365	2,200,000	2,394,383
Restaurant pre-opening expenses	8,650,178	4,590,972	2,598,293

Total operating costs and expenses	1,037,338,293	830,508,002	698,280,922
OPERATING INCOME	68,416,764	64,286,619	48,361,365
OTHER EXPENSE (INCOME):
Interest expense, net	9,561,482	4,997,022	9,402,351
Other, net	1,462,450	(886,657)	(56,285)

	11,023,932	4,110,365	9,346,066
INCOME BEFORE INCOME TAXES	57,392,832	60,176,254	39,015,299
PROVISION FOR INCOME TAXES	11,491,778	18,654,638	12,095,730

NET INCOME	$45,901,054	$41,521,616	$26,919,569

EARNINGS PER SHARE INFORMATION:

BASIC
Net income	$1.66	$1.60	$1.24
Average number of common shares outstanding	27,600,000	25,900,000	21,750,000

DILUTED
Net income	$1.62	$1.54	$1.19
Average number of common and common share equivalents outstanding	28,325,000	26,900,000	22,535,000

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2001	21,498,352	$214,984	$301,225,712	$—	$63,111,962	$364,552,658
Net income	—	—	—	—	26,919,569	26,919,569
Dividends paid	—	—	—	—	(2,167,959)	(2,167,959)
Purchase of common stock held for treasury	(3,506)	(35)	(64,797)	—	(11,572)	(76,404)
Exercise of stock options and tax benefit	501,523	5,015	4,437,744	—	—	4,442,759

BALANCE, December 31, 2001	21,996,369	219,964	305,598,659	—	87,852,000	393,670,623
Net income	—	—	—	—	41,521,616	41,521,616
Dividends paid	—	—	—	—	(2,500,387)	(2,500,387)
Issuance of common stock, net	5,297,500	52,975	132,524,341	—	—	132,577,316
Purchase of common stock held for treasury	(304,904)	(3,049)	(5,317,638)	—	(1,413,550)	(6,734,237)
Exercise of stock options and tax benefit	782,514	7,825	8,532,681	—	—	8,540,506

BALANCE, December 31, 2002	27,771,479	277,715	441,338,043	—	125,459,679	567,075,437
Net income	—	—	—	—	45,901,054	45,901,054
Dividends paid	—	—	—	—	(2,768,997)	(2,768,997)
Purchase of common stock held for treasury	(468,823)	(4,688)	(6,347,881)	—	(2,064,842)	(8,417,411)
Exercise of stock options and tax benefit	251,196	2,512	2,676,904	—	—	2,679,416
Issuance of restricted stock	100,000	1,000	1,949,000	(1,950,000)	—	—
Amortization of deferred compensation	—	—	—	81,250	—	81,250

BALANCE December 31, 2003	27,653,852	$276,539	$439,616,066	$(1,868,750)	$166,526,894	$604,550,749

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,901,054	$41,521,616	$26,919,569
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of assets	—	(154,957)	(565,822)
Depreciation and amortization	48,824,493	40,480,020	34,752,942
Asset impairment expense	13,144,365	2,200,000	2,394,383
Deferred taxes, net	11,224,288	6,807,586	9,678,776
Deferred rent and other charges (income)	(182,876)	541,874	(241,155)
Changes in assets and liabilities:
(Increase) decrease in trade and other receivables	(3,342,672)	(3,826,716)	(2,865,441)
(Increase) decrease in inventories	(6,651,658)	(4,044,169)	1,189,511
(Increase) decrease in other assets	2,502,092	(6,709,943)	3,425,250
Increase (decrease) in accounts payable and accrued liabilities	10,110,805	34,822,440	14,283,233

Total adjustments	75,628,837	70,116,135	62,051,677

Net cash provided by operating activities	121,529,891	111,637,751	88,971,246
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(162,894,783)	(115,903,544)	(73,462,974)
Proceeds from sale of property and equipment	—	2,097,870	750,000
Business acquisitions, net of cash acquired	(27,035,893)	(161,108,095)	(32,580,607)

Net cash used in investing activities	(189,930,676)	(274,913,769)	(105,293,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	132,577,316	—
Purchases of common stock for treasury	(8,417,411)	(6,734,237)	(76,404)
Proceeds from exercise of stock options	1,826,816	7,134,631	3,548,144
Borrowings (payments) under credit line, net	(49,000,000)	15,595,886	19,940,037
Borrowings (payments) on Senior Notes and other debt	148,093,497	—	—
Dividends paid	(2,768,997)	(2,500,387)	(2,167,959)

Net cash provided by financing activities	89,733,905	146,073,209	21,243,818
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	21,333,120	(17,202,809)	4,921,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,878,199	31,081,008	26,159,525

CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,211,319	$13,878,199	$31,081,008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,675,327	$5,567,196	$10,230,853
Income taxes	$5,698,821	$8,689,374	$—

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

Accounts Receivable

Accounts receivable is comprised primarily of amounts due from the Company’s credit card processor and receivables from national storage and distribution companies with which we contract to provide services. Transactions between the Company and the national storage and distribution companies do not have an impact on our consolidated statements of income. In connection with these services, certain of our inventory items are conveyed to the storage and distribution companies at cost (including freight and holding charges but without any general overhead costs). These transactions do not impact the consolidated statements of income as there is no profit recognition and no revenue or expenses are recognized in the financial statements since they are without economic substance other than drayage. We reacquire these items, although not obligated to, when subsequently delivered to the restaurants at cost plus the distribution company’s contractual mark-up. Also included in accounts receivable is income tax receivables of $9.2 million and $3.1 million in 2003 and 2002, respectively.

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

The Specialty Growth Division is primarily engaged in operating complementary entertainment and hospitality activities, such as miscellaneous beverage carts and various kiosks, amusement rides and games and some associated limited room and service hotel and motel type properties, generally at locations in conjunction with our core restaurant operations. The total assets, revenues, and operating profits of these complementary “specialty” business activities are considered not material to the overall business (yet complementary nevertheless) and below the threshold of a separate reportable business segment under SFAS No. 131.

The Company is in the business of operating restaurants and the above-mentioned complementary activities. The Company does not engage in real estate operations other than those associated with the ownership and operation / management of its business. The Company owns a fee interest (own the land and building) in a number of properties underlying its businesses, but it does not engage in real estate sales or real estate management in any significant fashion or format. The Chief Executive Officer, who is responsible for the Company’s operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for both business activities.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. As a result, the Company recorded asset impairment depreciation charges of approximately $13,100,000, $2,200,000, and $2,394,000 in 2003, 2002 and 2001, respectively, representing the difference between the estimated fair value and carrying value for those restaurant properties. Asset impairment expense of $13,100,000 relating to six underperforming and three closed restaurants was included in the 2003 amount, and $2,200,000 was included for 2002. Included in the 2003 amounts were four Landry’s division, three Joe’s Crab Shack, and two Crab House restaurants. The Company expects that asset impairment charges for 2004, if any, would be significantly less than amounts recorded in 2003.

The significant increase in impairment charges in fiscal 2003, resulted from 2003 sales declines in these restaurants, additional further deterioration in the specific restaurant’s profitability, perceived 2003 deterioration of the market area and/or specific location, and management’s 2003 downward revised outlook for further opportunity and/or improvement of forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment. The following is a summary of related charges and expenses:

	Years ended December 31,
	2003	2002	2001
Asset Impairment	$13,100,000	$2,200,000	$2,394,000
Accrued Estimated Lease Termination Payments	$1,300,000	—	—
Estimated Severance Costs	—	—	—

	$14,400,000	$2,200,000	$2,394,000

The Company considers the asset impairment expense as additional depreciation and amortization, although shown as a separate line item in the Consolidated Income Statements. Estimated fair values of impaired properties are based on comparable valuations, cash flows and management judgement.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Senior Notes, the Company entered into two interest swap agreements with the objective of reducing its exposure to interest rate risk and lowering interest expense. The agreements were effective beginning October 7, 2003 with maturity dates of six years and seven years for an aggregate notional amount of $75 million and interest at LIBOR plus 1.71%. The Company’s interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2003 and 2002, the Company had operating loss carryovers for Federal Income Tax purposes of $77.0 million and $73.3 million respectively, which expire in 2009 through 2023. These operating loss carryovers, and certain other deductible temporary differences, are related to the acquisitions of Rainforest Cafe and Saltgrass Steak House, and their utilization is subject to an annual limitation. Because of this limitation, the Company established a valuation allowance to the extent it is more likely than not that these tax benefits will not be realized. In 2003, a reduction of the valuation allowance and deferred tax liabilities aggregating $6.3

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million was recorded attributable to tax benefits deemed realizable and reduced accruals. The valuation allowance was reduced due to the strong 2003 and future forecasted profitability of the Rainforest Café restaurants, 2003 completion of a successful transition from a tax-loss incurring stand-alone public company to a highly profitable and taxable income producing wholly-owned subsidiary of Landry’s, coupled with the approaching end of specific recognition limitations on allowable deductions and tax assets and the 2003 resolution of certain tax issues, which caused management to believe that a portion of the deferred tax assets previously reserved would more likely than not be realized and accruals reduced.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LANDRY’S RESTAURANTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 29 day of April, 2004.

LANDRY’S RESTAURANTS, INC.

/s/ Tilman J. Fertitta
Tilman J. Fertitta Chairman of the Board, President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Tilman J. Fertitta, Paul S. West and Steven L. Scheinthal, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign on his behalf individually and in each capacity stated below any amendment to this Annual Report on Form 10-K/A and any amendment thereto and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tilman J. Fertitta Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2004

/s/ Paul S. West Paul S. West	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	April 29, 2004

/s/ Steven L. Scheinthal Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	April 29, 2004

/s/ Michael S. Chadwick Michael S. Chadwick	Director	April 29, 2004

/s/ Michael Richmond Michael Richmond	Director	April 29, 2004

/s/ Joe Max Taylor Joe Max Taylor	Director	April 29, 2004

54

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

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc. as filed with the Delaware Secretary of State on June 23, 1993, as amended—A—(See Exhibit 3.1) and—B-

3.2	Amendment to Certificate of Incorporation—A-

3.3	Bylaws of Landry’s Restaurants, Inc.—A- (See Exhibit 3.2)

10.1	1993 Stock Option Plan (“Plan”)—A-

10.2	Form of Incentive Stock Option Agreement under the Plan—A- (See Exhibit 10.61)

10.3	Form of Non-Qualified Stock Option Agreement under the Plan -A- (See Exhibit 10.62)

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”)—A-

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors—C-

10.6	Form of Stock Option Agreement for Directors’ Plan—A- (See Exhibit 10.64)

10.8	1995 Flexible Incentive Plan—C-

10.9	2003 Equity Incentive Plan

10.10	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta—E-

10.11	Contract of Sale and Development Agreement—G-

10.12	Form of Consulting Services Agreement between Landry’s Management, L.P. and Fertitta Hospitality—E-

10.16	Agreement and Plan of Merger, dated September 26, 2000, by and among Landry’s Seafood Restaurants, Inc., LSR Acquisition Corp. and Rainforest Cafe, Inc. and related agreements—J-

10.18	Asset Purchase Agreement by and among Chart House, Inc., Chart House Enterprises, Inc., LCH Acquisitions, Inc. and Landry’s Restaurants, Inc.—M-

10.20	Stock Purchase Agreement dated September 10, 2002 among Landry’s Restaurants, Inc., LSRI Holdings, Inc. and Well Seasoned, Inc., MetroNational Corporation and Kimberly Restaurants, Ltd.—M-

10.21

Asset Purchase and Sale Agreement dated September 10, 2002 among Kimberly Restaurants, Ltd., MNC Restaurant Properties, L.P., Well Seasoned, Inc. and MetroNational Corporation and LSRI Holdings, Inc.—M-

10.22	Second Amended and Restated Credit Agreement dated as of October 14, 2003, by and among Landry’s, Bank of America, N.A. and the other financial institutions party thereto—O-

10.23	$150 Million Senior Notes Master Shelf Agreement—P-

10.24	Employment Agreement—N-

10.25	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan.—Q-

10.26	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1—Q-

10.27	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2—Q-

10.28	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 3—Q-

10.29	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4—Q-

10.30	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1—Q-

10.31	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2—Q-

10.32	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 3—Q-

10.33	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4—Q-

14	Code of Ethics

21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Ernst & Young LLP

*31.1	Certification

*31.2	Certification

*32	Certification