Form 10-Q
period 2004-03-31
LANDRYS  RESTAURANTS INC
filed 2004-04-30
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

AS OF APRIL 28, 2004 THERE WERE

27,803,125 SHARES OF $0.01 PAR VALUE

COMMON STOCK OUTSTANDING

LANDRY’S RESTAURANTS, INC.

LANDRY’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The accompanying condensed unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of our results of operations, financial position and changes therein for the periods presented have been included.

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	future capital expenditures (including the amount and nature thereof);

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future food commodity prices;

•	availability and cost of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	effectiveness of our marketing efforts;

•	same store sales;

•	the effect of tax laws, and any changes therein;

•	earnings guidance;

•	the seasonality of our business;

•	weather acts of God;

•	food, labor, fuel and utilities costs;

•	changes in demographics surrounding our restaurants;

•	plans;

•	references to future success as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and

•	other similar expressions.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,764,132	$35,211,319
Accounts receivable—trade and other	23,802,920	23,271,831
Inventories	48,038,370	47,772,298
Deferred taxes	7,384,552	6,858,350
Other current assets	8,254,007	7,490,383

Total current assets	98,243,981	120,604,181

PROPERTY AND EQUIPMENT, net	978,449,711	965,574,991
GOODWILL, net	7,527,547	7,527,547
OTHER ASSETS, net	10,815,970	9,078,787

Total assets	$1,095,037,209	$1,102,785,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,553,738	82,894,048
Accrued liabilities	76,845,124	74,512,641
Income taxes payable	3,359,809	211,131
Current portion of long-term debt	1,949,283	1,963,189

Total current liabilities	142,707,954	159,581,009

LONG-TERM DEBT, NET OF CURRENT PORTION	297,486,725	299,735,906
DEFERRED TAXES	25,360,781	23,395,713
OTHER LIABILITIES	15,020,769	15,522,129

Total liabilities	480,576,229	498,234,757

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $ 0.01 par value, 60,000,000 shares authorized, 27,771,255 and 27,653,852, issued and outstanding, respectively	277,713	276,539
Additional paid-in capital	442,066,513	439,616,066
Deferred stock compensation	(4,641,292)	(1,868,750)
Retained earnings	176,758,046	166,526,894

Total stockholders’ equity	614,460,980	604,550,749

Total liabilities and stockholders’ equity	$1,095,037,209	$1,102,785,506

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2004	2003
REVENUES	$275,676,487	$249,582,044
OPERATING COSTS AND EXPENSES:
Cost of revenues	77,719,512	73,321,881
Restaurant labor	80,932,363	74,547,562
Other restaurant operating expenses	64,413,649	61,199,185
General and administrative expenses	16,407,130	11,671,993
Depreciation and amortization	12,937,027	11,195,042
Asset impairment expense	1,708,654	—
Restaurant pre-opening expenses	1,854,044	3,667,587

Total operating costs and expenses	255,972,379	235,603,250

OPERATING INCOME	19,704,108	13,978,794
OTHER EXPENSE (INCOME):
Interest expense, net	3,073,796	1,815,836
Other, net	162,753	393,607

Total other expense	3,236,549	2,209,443

INCOME BEFORE INCOME TAXES	16,467,559	11,769,351
PROVISION FOR INCOME TAXES	5,104,943	3,648,499

NET INCOME	$11,362,616	$8,120,852

EARNINGS PER SHARE INFORMATION:
BASIC—
Net income	$0.41	$0.29
Weighted average number of common shares outstanding	27,600,000	27,600,000
DILUTED—
Net income	$0.40	$0.29
Weighted average number of common share equivalents outstanding	28,500,000	28,200,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2004	27,653,852	$276,539	$439,616,066	$(1,868,750)	$166,526,894	$604,550,749
Net income	—	—	—	—	11,362,616	11,362,616
Dividends paid	—	—	—	—	(691,497)	(691,497)
Purchase of common stock held for treasury	(53,000)	(530)	(1,097,616)	—	(439,967)	(1,538,113)
Exercise of stock options and income tax benefit	70,403	704	704,063	—	—	704,767
Amortization of stock compensation	—	—	—	72,458	—	72,458
Issuance of restricted stock	100,000	1,000	2,844,000	(2,845,000)	—	—

Balance, March 31, 2004	27,771,255	$277,713	$442,066,513	$(4,641,292)	$176,758,046	$614,460,980

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,362,616	$8,120,852
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	12,937,027	11,195,042
Asset impairment expense	1,708,654	—
Change in assets and liabilities—net and other	(15,976,911)	(299,349)

Total adjustments	(1,331,230)	10,895,693

Net cash provided by operating activities	10,031,386	19,016,545
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(29,646,626)	(50,516,225)
Proceeds from disposal of asset	1,470,000	—
Business acquisitions and related payments, net of cash acquired	(179,857)	(17,113,161)

Net cash used in investing activities	(28,356,483)	(67,629,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	628,402	392,489
Borrowings (payment) of debt, net	(4,520,882)	44,504,990
Dividends paid	(691,497)	(694,240)
Repurchase of common stock for treasury	(1,538,113)	(4,822,498)

Net cash provided by (used in) financing activities	(6,122,090)	39,380,741

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,447,187)	(9,232,100)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,211,319	13,878,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,764,132	$4,646,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments during the period for:
Income taxes	$598,327	$231,928
Interest	$3,071,924	$1,830,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 2003. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company’s December 31, 2003, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

Revenues are recognized when the goods and services are delivered. Accounts receivable are primarily due from credit and charge card companies and national storage and distribution companies, and also include, as of March 31, 2004, refundable income taxes of approximately $4.6 million.

2.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2004	December 31, 2003
Payroll and related costs	$18,499,627	$15,533,279
Rent, insurance and taxes, other than payroll and income taxes	37,477,639	37,028,881
Deferred revenue (gift certificates)	8,577,785	10,455,869
Other	12,290,073	11,494,612

	$76,845,124	$74,512,641

3.	DEBT

On October 1, 2003, the Company issued notes totaling $150.0 million through a private placement of debt (the “Senior Notes”). Proceeds from the Senior Notes were used to pay down amounts outstanding under the bank promissory notes and the bank syndicate credit facility. The debt offering consisted of four equal series of notes in the amount of $37.5 million, quarterly interest of 5.47%, 5.84%, 6.05%, 6.44%, with an average rate of 5.95%, and maturities on October 1, 2009, 2010, 2011, 2013.

In connection with the Senior Notes, the Company entered into two interest swap agreements with the objective of reducing its exposure to interest rate risk and lowering interest expense. The agreements were effective beginning October 7, 2003 with maturity dates of six years and seven years for an aggregate notional amount of $75 million and interest at LIBOR plus 1.71%. The Company’s interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The estimated fair value of these swaps at March 31, 2004 was $2.3 million, which is included in other assets on the consolidated balance sheet at March 31, 2004 and offset by a like adjustment to the carrying value of the debt and no hedge ineffectiveness is assumed.

On October 14, 2003, the Company entered into the Second Amended and Restated Credit Agreement (the “Bank Credit Facility”) whereby the existing bank credit facility was amended and extended to a four-year $200.0 million revolving credit facility. The Bank Credit Facility provides the ability to add an additional $25.0 million of capacity within the facility and other permitted indebtedness. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

spread. The Company’s financing spread is presently 1.875% for Libor, and 0.375% for base rate borrowings, and may be decreased or increased by 25 basis points as the Company’s leverage ratio decreases or increases over predetermined ratios. The Bank Credit Facility and Senior Notes are secured by stock of subsidiaries, governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, net worth, and fixed charge coverage ratio tests. The Bank Credit Facility additionally provides for limitations on annual capital expenditures to prescribed amounts, maximum annual cash dividends and limitations on repurchases of common stock. As of March 31, 2004, the Company had $10.0 in trade letters of credit. As of March 31, 2004, the Company had approximately $62.0 million available under the existing credit facilities for expansion and working capital purposes.

In connection with the Saltgrass Steak House acquisition in October 2002, the Company financed a portion of the acquisition with a $20.0 million, 7 year, 5.5% note to the former owner of Saltgrass Steak House. Principal payments under the promissory note aggregate $1,654,000 in 2004, $1,747,000 in 2005, $1,845,000 in 2006, $1,949,000 in 2007, $2,058,000 in 2008 and $8,802,000 thereafter (through 2009).

The Company assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

Long-term debt is comprised of the following:

	March 31, 2004	December 31, 2003
$220.0 million Bank syndicate credit facility, Libor + 1.875%, interest only, due October 2007	$118,000,000	$122,000,000
$150.0 million Senior Notes, average 5.95%, interest only, maturities ranging from October 2009 to October 2013, including interest rate swap adjustments	152,257,796	150,000,000
$20.0 million seller note, 5.5% interest, quarterly principal and interest payments of $653,386, due 2009	17,650,195	18,055,321
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	11,281,797	11,318,664
Other long-term notes payable with various interest rates, principal and interest paid monthly	246,220	325,110

	299,436,008	301,699,095
Less current portion	(1,949,283)	(1,963,189)

Long-term portion	$297,486,725	$299,735,906

Interest expense (income), net includes the following:

	Three months Ended March 31,
	2004	2003
Interest expense	$3,087,908	$1,836,765
Interest income	(14,112)	(20,929)

	$3,073,796	$1,815,836

4.	CONTINGENCIES

Building Commitments

As of March 31, 2004, the Company had future development, land purchases and construction commitments expected to be expended within the next twelve months of approximately $10.1 million, including completion of construction on certain new restaurants. In 2001, the Company entered into an agreement to construct and operate a convention center in the City of Galveston,

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Texas. The Galveston convention center construction costs will be funded by governmental agency bonds issued by the City of Galveston and serviced by certain hotel occupancy taxes. In connection with the convention center development and related management contract, the Company is to guarantee certain construction cost overruns and operating losses, if any, subject to certain rights of reimbursement. Under the agreements, the Company will have the rights to one-half of any profits generated by the operation of the convention center.

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

During November 2003, the Company purchased two casual Italian restaurants. Under the purchase agreement, the Company is committed to building an additional five casual Italian restaurants over the next five years, or make certain payments in lieu of development. In conjunction with the agreement to develop additional restaurants, the seller agreed to provide consulting services to ensure that the consistency and the quality of the food and service are maintained through this transition period. The Company also has a commitment to build an additional 12 new Saltgrass restaurants within five years. To date, five restaurants have either opened or are under construction.

Loan Guarantee

Rainforest Cafe, the Company’s wholly-owned subsidiary, has guaranteed a portion of the bank borrowings of one of its foreign affiliates in which the Company owns a 20% interest. As a result of a settlement with the foreign affiliate during 2003, the Company remain subject to a pre-existing obligation as guarantor of the affiliate’s loan up to $1,500,000. However, Rainforest Cafe’s proportional share of the remaining outstanding loan balance is approximately $300,000.

Litigation and Claims

In January 2002, Rainforest Cafe was sued by EklecCo, L.L.C., in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages and costs as a result of Rainforest Cafe’s alleged breach of a restaurant lease entered into in 1996 for a Rainforest Cafe unit formerly located in the Palisades Mall. Rainforest Cafe believes that it has no liability for damages beyond the personal property located in the premises at the time it vacated the premises. Rainforest Cafe is defending this case vigorously. Because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

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

Former shareholders of approximately 4.4 million shares of Rainforest Cafe, Inc. dissented to the merger between the Company and Rainforest Cafe, seeking an amount in excess of the $3.25 per share paid in the merger. An appraisal proceeding was held before a Minnesota District Court Judge in early January 2003. The appraisal trial ended with a ruling in our favor. In July 2003, the ruling was appealed by the dissenters. In April 2004 the appellate court upheld the ruling in the Company’s favor.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	STOCKHOLDERS’ EQUITY

The table below illustrates the effect on net income and earnings per share if compensation costs for the Company had been determined using the alternative accounting method based on the fair value prescribed by SFAS No. 123.

	Three Months Ended March 31,
	2004	2003
Net Income, as reported	$11,362,616	$8,120,852
Less: stock based compensation expense using fair value method, net of tax	(240,000)	(530,000)

Proforma net income	$11,122,616	$7,590,852

Earnings per share
Basic, as reported	$0.41	$0.29
Basic, proforma	$0.40	$0.28
Diluted, as reported	$0.40	$0.29
Diluted, proforma	$0.39	$0.27

In June 2003, the Company established an equity incentive plan pursuant to which stock options or restricted stock of the Company may be granted to eligible employees of the Company for an aggregate of 700,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors determines the number of shares, prices, and vesting schedule of individual grants. In addition, the Company will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with 10 year vest from grant date, and a minimum of 800,000 stock options. In August 2003, 100,000 restricted common shares were issued subject to vesting on the tenth anniversary. In February 2004, an additional 100,000 restricted common shares were issued with similar vesting terms.

LANDRY’S RESTAURANTS, INC.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We own and operate full-service, casual dining restaurants. As of March 31, 2004, we operated 290 restaurants. In addition to these units, there were two Chart House restaurants operating but scheduled for closure, and two restaurants that were closed temporarily for renovation.

During 2003, we completed a series of relatively small acquisitions, including: separate acquisitions of several well-known individual upscale Houston restaurants; Ocean Journey (a 12 acre aquarium complex in Denver, Colorado); the Holiday Inn on the Beach in Galveston, Texas; and the Galveston Flagship Hotel (subject to an existing lease), for an aggregate cash purchase price of all such acquisitions of approximately $27.0 million, plus the assumption of an $11.4 million non-recourse long-term note payable. These acquisitions included certain future commitments. The estimated cost of such future commitments are included in the Contractual Obligations table amounts under Other Long-Term Obligations, that is included within this Item 2.

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

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding: future capital expenditures (including the amount and nature thereof); business strategy and measures to implement that strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and the effectiveness of our marketing efforts; changing demographics surrounding our restaurants; the effect of tax laws, and any changes therein; same store sales; earnings guidance; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

Restaurant Profitability

The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	28.2%	29.4%
Restaurant labor	29.3%	29.9%
Other restaurant operating expenses (1)	23.4%	24.5%

Restaurant level profit (1)	19.1%	16.2%

(1)	Excludes depreciation, amortization and pre-opening expenses.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues increased $26,094,443, or 10.5%, from $249,582,044 to $275,676,487 for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. The total increase/change in revenue is comprised of the following approximate amounts: 2004 restaurant openings – increase $21 million; restaurant closings – decrease $4 million; same store sales (locations open all of first quarter 2004 and 2003) – increase $8 million, extra day due to leap year – increase $3 million, and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of March 31, 2004 and 2003 were 290 and 277, respectively.

As a primary result of increased revenues, cost of revenues increased $4,397,631, or 6.0%, from $73,321,881 to $77,719,512 in the three months ended March 31, 2004, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended March 31, 2004, decreased to 28.2%, from 29.4% in 2003. The decrease in cost of revenues as a percentage of revenues is primarily due to a slight increase in menu prices and a shift in product mix to lower cost products.

Restaurant labor expenses increased $6,384,801, or 8.6%, from $74,547,562 to $80,932,363 in the three months ended March 31, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended March 31, 2004, decreased to 29.3% from 29.9% in 2003, principally due to increased productivity of hourly and managerial employees and a same store sales increase which decreased labor costs as a percentage of revenues.

Other restaurant operating expenses increased $3,214,464, or 5.3%, from $61,199,185 to $64,413,649 in the three months ended March 31, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 23.4% in 2004 from 24.5% in 2003 as a primary result of reduced advertising expenses.

General and administrative expenses increased $4,735,137, or 40.6%, from $11,671,993 to $16,407,130 in the three months ended March 31, 2004, compared to the same period in the prior year, and increased as a percentage of revenues to 6.0% in 2004 from 4.7% in 2003. The increase was a result of increased revenue and personnel required to support our operations and increased accruals related to employee bonuses.

Restaurant pre-opening expenses were $1,854,044 for the three months ended March 31, 2004, compared to $3,667,587 for the same period in the prior year. The decrease for the 2004 period was attributable to a decrease in the number of units opened in 2004 as compared to 2003.

Combined depreciation and amortization expense and asset impairment expense increased an aggregate of $3,450,639, or 30.8%, from an aggregate of $11,195,042 to $14,645,681 in the three months ended March 31, 2004, compared to the same period in the prior year. The increase for 2004 was due to the addition of new restaurants and equipment and restaurant acquisitions as well as an asset impairment expense in 2004 of $1,708,654 related to one underperforming restaurant in the Joe’s Crab Shack division.

The impairment charges in fiscal 2004 resulted from sales declines in this particular restaurant, additional further deterioration in the specific restaurant’s profitability, perceived 2004 deterioration of the market area and/or specific location, and management’s 2004 downward revised outlook for further opportunity and/or improvement of forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment. The following is a summary of related charges and expenses:

	Three Months Ended March 31,
	2004	2003
Asset Impairment	$1,708,654	$—
Accrued Estimated Lease Termination Payments	—	—
Estimated Severance Costs	—	—

	$1,708,654	—

The increase in net interest expense in the three months ended March 31, 2004, as compared to the prior year, is primarily due to higher borrowings related to the Company’s new credit facility and new senior notes both finalized in October 2003.

Provision for income taxes increased by $1,456,444 to $5,104,943 in the three months ended March 31, 2004 from $3,648,499 in 2003 primarily due to changes in our pre-tax income.

Liquidity and Capital Resources

During last year, we increased total borrowing capacity to $350.0 million through the closing of two separate financing agreements, which allow for increased financing permitted under the existing agreements. The terms of these agreements are outlined below. With the financing we intend to continue our planned growth. We plan to fund 2004 capital expenditures and any additional restaurant or business acquisitions out of proceeds from existing credit facilities. We expect to spend approximately $100.0 million on capital expenditures in 2004, on opening approximately 20 restaurants, refurbishments of existing restaurants and other projects. As a result of our tax loss carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Café, we expect our cash flow from operations to be subject to reduced federal income tax payments for the foreseeable future, which will therefore provide additional cash flow for funding our business activities and debt service. As of January 30, 2004, we had approximately $62.0 million available under our existing credit facilities for expansion and working capital purposes.

In October 2003, we refinanced our bank credit facility by issuing long-term notes totaling $150.0 million through a private placement of debt (the “Senior Notes”) and amended and extended the existing bank credit facility to a four-year $200.0 million revolving credit facility (the “Bank Credit Facility”). The Senior Notes mature in October 2009 through October 2013 and the Bank Credit Facility matures in October 2007. Interest on the Senior Notes is paid quarterly at an average rate of 5.95%. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Our financing spread is presently 1.875% for Libor borrowings. The Senior Notes and Bank Credit Facility are secured by stock of our subsidiaries, and governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, net worth, and fixed charge ratio tests. The Bank Credit Facility additionally provides for limitations on annual capital expenditures to prescribed amounts, maximum annual cash dividends and limitations on repurchases of common stock. The Bank Credit Facility also provides the ability to add an additional $25.0 million of capacity within the facility and other permitted indebtedness.

A wholly-owned subsidiary of ours assumed an $11.4 million 9.39% non-recourse, long-term note payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments under this note aggregate $102,000 monthly.

During the three months ended March 31, 2004, we repurchased $1.5 million of common stock. In September 2003, we authorized an open market stock repurchase program for $60.0 million. We expect to make opportunistic repurchases of our common stock.

As of March 31, 2004, we had contractual obligations as described below. These obligations are expected to be funded primarily through cash flow from operations, working capital and additional financing sources in the normal course of business operations.

Contractual Obligations (in thousands)	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating Leases	$34,697	$86,293	$73,164	$282,231
Long-Term Debt	$1,442	$4,013	$4,510	$169,213
Unconditional Purchase Obligations	$34,032	$8,093	$3,745	$1,771
Other Long-Term Obligations	$1,792	$4,444	$10,288	$15,000

Total Cash Obligations	$71,963	$102,843	$91,707	$468,215

Other Commercial Commitments (in thousands)	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Line of Credit	$—	$—	$118,000	$—
Standby Letters of Credit	$10,055	$—	$—	$—

Total Commercial Commitments	$82,018	$102,843	$209,707	$468,215

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

As a primary result of establishing long-term borrowings, the Company will incur higher interest expense in the future. However, we have has mitigated a portion of the higher immediate interest expense by entering into two fair value hedges aggregating notional amounts of $75.0 million, whereby we swapped higher fixed interest rates of the Senior Notes for floating interest equal to three (3)-month Libor plus 1.71%. The estimated fair value of these swaps at March 31, 2004 was $2.3 million, which is included in other assets on the consolidated balance sheet at March 31, 2004. Our interest rate swap agreements qualify for treatment under the “shortcut method” under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in fair value of the swaps are offset by a like adjustment to the carrying value of the debt and no hedge ineffectiveness is assumed.

Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts. In April 2004, the annual dividend amount was increased to $0.20 per share still to be declared and paid in quarterly amounts.

Seasonality and Quarterly Results

Our business is seasonal in nature. Our reduced winter volumes cause revenues and, to a greater degree, operating profits to be lower in the first and fourth quarters than in other quarters. We have opened and continue to open restaurants in highly seasonal tourist markets. The Joe’s Crab Shack concept restaurants tend to experience even greater seasonality and sensitivity to weather than our other restaurant concepts. Periodically, our sales and profitability may be negatively affected by adverse weather. The timing of unit openings can and will affect quarterly results.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” in January 2003. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after December 15, 2003. We do not have any variable interest entities as defined by FIN 46; therefore, there is no impact on our consolidated financial statements.

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

The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” in November 2002. Interpretation No. 45 provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ended after December 15, 2002. Our adoption of Interpretation No. 45 in 2003 did not materially impact our consolidated financial statements.

The FASB issued statement of Financial Accounting Standards (SFAS) No. 150 in May 2003. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. Our adoption of SFAS No. 150 did not materially impact our consolidated financial statements.

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

Interest Rate Risk

Total debt at March 31, 2004, included $193 million of floating-rate debt attributed to bank borrowings at an average interest rate of 4.7%. The floating-rate debt was refinanced in October 2003 by a combination of fixed and floating rate debt. As a result, our annual interest cost in 2004 and 2005 will fluctuate based on short-term interest rates and will increase as a result of the refinancing of our obligations on a long-term fixed rate basis.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.5%) would be approximately $1.0 million annually based on the floating-rate debt outstanding at March 31, 2004, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were effective as of March 31, 2004.

During the three months ended March 31, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In January 2002, Rainforest Café was sued by EklecCo, L.L.C., in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages and costs as a result of Rainforest Cafe’s alleged breach of a restaurant lease entered into in 1996 for a Rainforest Cafe unit formerly located in the Palisades Mall. Rainforest Cafe believes that it has no liability for damages beyond the personal property located in the premises at the time it vacated the premises. Rainforest Cafe is defending this case vigorously. Because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

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

Former shareholders of approximately 4.4 million shares of Rainforest Cafe, Inc. dissented to the merger between the Company and Rainforest Cafe, seeking an amount in excess of $3.25 per share paid by the Company. An appraisal proceeding was held before a Minnesota District Court Judge in early January 2003. The appraisal trial ended with a ruling in the Company’s favor. In July 2003, the ruling was appealed by the dissenters. In April 2004 the appellate court upheld the ruling in the Company’s favor.

General Litigation

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are set forth herein commencing on page 21:

31.1	—Certification pursuant to Section 302 with respect to quarterly report of Landry’s Restaurants, Inc.

31.2	—Certification pursuant to Section 302 with respect to quarterly report of Landry’s Restaurants, Inc.

32	—Certification pursuant to Section 906 with respect to quarterly report of Landry’s Restaurants, Inc.

(b) Reports on Form 8-K

—	During the quarter ended March, 31, 2004, we did not file any reports on Form 8-K. During that same quarter, we furnished two reports on Form 8-K. Set forth below are the dates such reports were furnished. The furnished reports are not incorporated herein by reference.

(1) Report dated January 9, 2004.

(2) Report dated February 11, 2004.

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

Dated: April 30, 2004