Form 10-Q
period 2004-06-30
LANDRYS  RESTAURANTS INC
filed 2004-08-09
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

AS OF AUGUST 2, 2004 THERE WERE

27,597,489 SHARES OF $0.01 PAR VALUE

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

•	future capital expenditures (including the amount and nature thereof);

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future food commodity prices;

•	availability and cost of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	effectiveness of our marketing efforts;

•	same store sales;

•	the effect of tax laws, and any changes therein;

•	earnings guidance;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	changes in demographics surrounding our restaurants;

•	plans;

•	references to future success as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and

•	other similar expressions.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,979,655	$35,211,319
Accounts receivable—trade and other	23,469,455	23,271,831
Inventories	53,635,295	47,772,298
Deferred taxes	9,200,269	6,858,350
Other current assets	8,432,696	7,490,383

Total current assets	119,717,370	120,604,181

PROPERTY AND EQUIPMENT, net	989,348,624	965,574,991
GOODWILL, net	18,527,547	7,527,547
OTHER ASSETS	10,717,572	9,078,787

Total assets	$1,138,311,113	$1,102,785,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,320,366	$82,894,048
Accrued liabilities	85,114,926	74,512,641
Income taxes payable	3,490,800	211,131
Current portion of long-term debt	228,496	1,963,189

Total current liabilities	161,154,588	159,581,009

LONG-TERM DEBT, NET OF CURRENT PORTION	299,217,165	299,735,906
DEFERRED TAXES	30,838,283	23,395,713
OTHER LIABILITIES	17,752,212	15,522,129

Total liabilities	508,962,248	498,234,757

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 27,597,492 and 27,653,852, issued and outstanding, respectively	275,975	276,539
Additional paid-in capital	438,209,142	439,616,066
Deferred stock compensation	(4,521,418)	(1,868,750)
Retained earnings	195,385,166	166,526,894

Total stockholders’ equity	629,348,865	604,550,749

Total liabilities and stockholders’ equity	$1,138,311,113	$1,102,785,506

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES	$317,616,355	$299,890,476	$593,292,842	$549,472,520
OPERATING COSTS AND EXPENSES:
Cost of revenues	89,108,646	87,447,413	166,828,158	160,769,295
Restaurant labor	89,818,861	86,653,823	170,751,224	161,201,385
Other restaurant operating expenses	73,916,072	71,370,068	138,329,721	132,569,252
General and administrative expenses	14,939,767	12,009,557	31,346,897	23,681,550
Depreciation and amortization	13,687,217	12,166,806	26,624,244	23,361,848
Asset impairment expense	—	1,543,219	1,708,654	1,543,219
Restaurant pre-opening expenses	1,744,627	1,549,941	3,598,671	5,217,528

Total operating costs and expenses	283,215,190	272,740,827	539,187,569	508,344,077

OPERATING INCOME	34,401,165	27,149,649	54,105,273	41,128,443
OTHER EXPENSE (INCOME):
Interest expense, net	3,031,896	2,598,032	6,105,692	4,413,867
Other, net	(222,924)	50,681	(60,171)	444,289

Total other expense	2,808,972	2,648,713	6,045,521	4,858,156

INCOME BEFORE INCOME TAXES	31,592,193	24,500,936	48,059,752	36,270,287
PROVISION FOR INCOME TAXES	9,793,580	7,595,290	14,898,523	11,243,789

NET INCOME	$21,798,613	$16,905,646	$33,161,229	$25,026,498

EARNINGS PER SHARE INFORMATION:
BASIC—
Net income	$0.79	$0.61	$1.20	$0.91
Weighted average number of common shares outstanding	27,600,000	27,540,000	27,600,000	27,600,000
DILUTED—
Net income	$0.77	$0.60	$1.16	$0.89
Weighted average number of common shares outstanding	28,450,000	28,300,000	28,500,000	28,250,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2004	27,653,852	$276,539	$439,616,066	$(1,868,750)	$166,526,894	$604,550,749
Net Income	—	—	—	—	33,161,229	33,161,229
Dividends paid	—	—	—	—	(2,082,610)	(2,082,610)
Purchase of common stock held for treasury	(278,000)	(2,780)	(5,675,736)	—	(2,220,347)	(7,898,863)
Exercise of stock options and income tax benefit	121,640	1,216	1,424,812	—	—	1,426,028
Amortization of stock compensation	—	—	—	192,332	—	192,332
Deferred stock compensation	100,000	1,000	2,844,000	(2,845,000)	—	—

Balance, June 30, 2004	27,597,492	$275,975	$438,209,142	$(4,521,418)	$195,385,166	$629,348,865

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,161,229	$25,026,498
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	26,624,244	23,361,848
Asset impairment expense	1,708,654	1,543,219
Change in assets and liabilities—net and other	5,083,187	6,967,510

Total adjustments	33,416,085	31,872,577

Net cash provided by operating activities	66,577,314	56,899,075
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(55,816,366)	(89,410,427)
Proceeds from asset disposals	2,950,305	—
Business acquisitions and related payments, net of cash acquired	(12,834,875)	(16,922,211)

Net cash used in investing activities	(65,700,936)	(106,332,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,126,865	607,349
Borrowings (payment) of debt, net	(2,253,434)	55,043,077
Dividends paid	(2,082,610)	(1,389,823)
Repurchase of common stock for treasury	(7,898,863)	(4,822,498)

Net cash provided by (used in) financing activities	(11,108,042)	49,438,105

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,231,664)	4,542
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,211,319	13,878,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,979,655	$13,882,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments during the period for:
Income taxes	$6,215,396	$2,751,934
Interest	$6,425,431	$5,012,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Landry’s Restaurants, Inc. (the “Company”) primarily owns and operates restaurants under the trade names Landry’s Seafood House, Joe’s Crab Shack, The Crab House, Charley’s Crab, The Chart House and Saltgrass Steak House. In addition, the Company owns and operates domestic and licenses international rainforest themed restaurants under the trade name Rainforest Cafe.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Landry’s Restaurants, Inc., a Delaware holding company and its wholly and majority owned subsidiaries and partnership.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 2003. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. This information is contained in the Company’s December 31, 2003, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

Revenues are recognized when the goods and services are delivered. Accounts receivable are primarily due from credit and charge card companies and national storage and distribution companies, and also include, as of June 30, 2004, refundable income taxes of approximately $4.3 million.

2.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2004	December 31, 2003
Payroll and related costs	$18,886,608	$15,533,279
Rent, insurance and taxes, other than payroll and income taxes	42,540,438	37,028,881
Deferred revenue (gift certificates)	8,360,970	10,455,869
Other	15,326,910	11,494,612

	$85,114,926	$74,512,641

3.	DEBT

On October 1, 2003, the Company issued notes totaling $150.0 million through a private placement of debt (the “Senior Notes”). Proceeds from the Senior Notes were used to pay down amounts outstanding under the bank promissory notes and the bank syndicate credit facility. The debt offering consisted of four equal series of notes in the amount of $37.5 million, quarterly interest of 5.47%, 5.84%, 6.05%, and 6.44%, with an average rate of 5.95%, and maturities on October 1, 2009, 2010, 2011, 2013.

In connection with the Senior Notes, the Company entered into two interest swap agreements with the objective of managing its exposure to interest rate risk and lowering interest expense. The agreements were effective beginning October 7, 2003 with maturity dates of six years and seven years for an aggregate notional amount of $75.0 million and interest at Libor plus 1.71%. The Company’s interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The estimated fair value of these swaps at June 30, 2004 was $2.0 million, which is included in other assets on the consolidated balance sheet at June 30, 2004 and offset by a like adjustment to other long-term liabilities. No hedge ineffectiveness is assumed.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On October 14, 2003, the Company entered into the Second Amended and Restated Credit Agreement (the “Bank Credit Facility”) whereby the existing bank credit facility was amended and extended to a four-year $200.0 million revolving credit facility. The Bank Credit Facility provides the ability to add an additional $25.0 million of capacity within the facility and other permitted indebtedness. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. The Company’s financing spread is presently 1.875% for Libor, and 0.375% for base rate borrowings, and may be decreased or increased by 25 basis points as the Company’s leverage ratio decreases or increases over predetermined ratios. The Bank Credit Facility and Senior Notes are secured by stock of subsidiaries of the Company, governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, net worth, and fixed charge coverage ratio tests. The Bank Credit Facility additionally provides for limitations on annual capital expenditures to prescribed amounts, maximum annual cash dividends and limitations on repurchases of common stock. As of June 30, 2004, the Company had $11.4 million in trade letters of credit and had approximately $50.6 million available under the existing Bank Credit Facility for expansion and working capital purposes.

In connection with the Saltgrass Steak House acquisition in October 2002, the Company financed a portion of the acquisition with a $20.0 million, seven year, 5.5% note to the former owner of Saltgrass Steak House. In June 2004, the Company repaid all outstanding indebtedness under the note. Concurrently, the Company settled all contingent payments associated with the future financial performance of the Saltgrass restaurants resulting in recording goodwill of approximately $11.0 million.

The Company assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

	June 30, 2004	December 31, 2003
$200.0 million Bank syndicated credit facility, Libor + 1.875%, interest only, due October 2007	$138,000,000	$122,000,000
$150.0 million Senior Notes, average 5.95%, interest only, maturities ranging from October 2009 to October 2013	150,000,000	150,000,000
$20.0 million Seller Note 5.5% interest, quarterly principal and interest payments of $653,386, due 2009	—	18,055,321
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	11,246,958	11,318,664
Other long-term notes payable with various interest rates, principal and interest paid monthly	198,703	325,110

	299,445,661	301,699,095
Less current portion	(228,496)	(1,963,189)

Long-term portion	$299,217,165	$299,735,906

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	CONTINGENCIES

Building Commitments

As of June 30, 2004, the Company had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $11.1 million, including completion of construction on certain new restaurants. In connection with the Galveston convention center development and related management contract, the Company guaranteed certain construction cost overruns and operating losses, if any, subject to certain rights of reimbursement. Under the agreements, the Company has the right to one-half of any profits generated by the operation of the convention center.

In 2003, the Company purchased from the City of Galveston the Flagship Hotel and Pier, subject to an existing lease. Under this agreement, upon termination of the existing lease, the Company has committed to spend an additional $15 million to transform the hotel and pier into a turn of the century style Inn and restaurant entertainment complex.

During November 2003, the Company purchased two casual Italian restaurants. Under the purchase agreement, the Company is committed to building an additional five casual Italian restaurants by the end of 2008, or make certain payments in lieu of development.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

General Litigation

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

5.	STOCKHOLDERS’ EQUITY

The table below illustrates the effect on net income and earnings per share if compensation costs for the Company had been determined using the alternative accounting method based on the fair value prescribed by SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$21,799,000	$16,906,000	$33,161,000	$25,026,000
Less: stock based compensation expense using fair value method, net of tax	(380,000)	(530,000)	(620,000)	(1,060,000)
Proforma net income	$21,419,000	$16,376,000	$32,541,000	$23,966,000

Earnings per share:
Basic, as reported	$0.79	$0.61	$1.20	$0.91
Basic, proforma	$0.78	$0.59	$1.18	$0.87
Diluted, as reported	$0.77	$0.60	$1.16	$0.89
Diluted, proforma	$0.75	$0.58	$1.14	$0.85

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

We own and operate full-service, casual dining restaurants. As of June 30, 2004, we operated 294 restaurants.

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

Results of Operations

Restaurant Profitability

The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	28.0%	29.2%	28.1%	29.3%
Restaurant labor	28.3%	28.9%	28.8%	29.3%
Other restaurant operating expenses (1)	23.3%	23.8%	23.3%	24.1%

Restaurant level profit (1)	20.4%	18.1%	19.8%	17.3%

(1)	Excludes depreciation, amortization, asset impairment, and pre-opening expenses.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Revenues increased $17,725,879, or 5.9%, from $299,890,476 to $317,616,355 for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The total increase/change in revenue is comprised of the following approximate amounts: 2004 restaurant openings – increase $24.0 million; restaurant closings – decrease $4.0 million; same store sales (locations open all of first quarter 2004 and 2003) – increase $3.0 million, and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of June 30, 2004 and 2003 were 294 and 279, respectively.

As a primary result of increased revenues, cost of revenues increased $1,661,233, or 1.9%, from $87,447,413 to $89,108,646 in the three months ended June 30, 2004, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended June 30, 2004, decreased to 28.0%, from 29.2% in 2003. The decrease in cost of revenues as a percentage of revenues is primarily due to a slight increase in menu prices and a shift in product mix to lower cost products.

Restaurant labor expenses increased $3,165,038, or 3.7%, from $86,653,823 to $89,818,861 in the three months ended June 30, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended June 30, 2004, decreased to 28.3% from 28.9% in 2003, principally due to increased productivity and a same store sales increase which decreased labor costs as a percentage of revenues.

Other restaurant operating expenses increased $2,546,004, or 3.6%, from $71,370,068 to $73,916,072 in the three months ended June 30, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 23.3% in 2004 from 23.8% in 2003 as a primary result of reduced advertising expenditures and increased leverage on higher sales.

General and administrative expenses increased $2,930,210, or 24.4%, from $12,009,557 to $14,939,767 in the three months ended June 30, 2004, compared to the same period in the prior year, and increased as a percentage of revenues to 4.7% in 2004 from 4.0% in 2003. The increase was a result of increased revenue and personnel required to support our operations and increased accruals related to employee bonuses.

Restaurant pre-opening expenses were $1,744,627 for the three months ended June 30, 2004, compared to $1,549,941 for the same period in the prior year. The increase for the 2004 period was attributable to an increase in the number of units opened in the second quarter and early third quarter 2004 as compared to the same period in 2003.

Depreciation and amortization expense increased $1,520,411, or 12.5%, from $12,166,806 to $13,687,217 in the three months ended June 30, 2004, compared to the same period in the prior year. The increase for 2004 was due to the addition of new restaurants and equipment and restaurant acquisitions.

The increase in net interest expense in the three months ended June 30, 2004, as compared to the prior year, is primarily due to an increase in interest rates.

Provision for income taxes increased by $2,198,290 to $9,793,580 in the three months ended June 30, 2004 from $7,595,290 in 2003 primarily due to changes in our pre-tax income.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenues increased $43,820,322, or 8.0%, from $549,472,520 to $593,292,842 for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The total increase/change in revenue is comprised of the following approximate amounts: 2004 restaurant openings – increase $46 million; restaurant closings – decrease $7 million; same store sales (locations open all of first quarter 2004 and 2003) – increase $10 million; extra day due to leap year – increase $3 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of June 30, 2004 and 2003 were 294 and 279, respectively.

As a primary result of increased revenues, cost of revenues increased $6,058,863, or 3.8%, from $160,769,295 to $166,828,158 in the six months ended June 30, 2004, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the six months ended June 30, 2004, decreased to 28.1%, from 29.3% in 2003. The decrease in cost of revenues as a percentage of revenues is primarily due to a slight increase in menu prices and a shift in product mix to lower cost products.

Restaurant labor expenses increased $9,549,839, or 5.9%, from $161,201,385 to $170,751,224 in the six months ended June 30, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the six months ended June 30, 2004, decreased to 28.8% from 29.3% in 2003, principally due to increased productivity and a same store sales increase which decreased labor costs as a percentage of revenues.

Other restaurant operating expenses increased $5,760,469, or 4.3%, from $132,569,252 to $138,329,721 in the six months ended June 30, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 23.3% in 2004 from 24.1% in 2003 as a primary result of reduced advertising expenses and increased leverage due to higher sales.

General and administrative expenses increased $7,665,347, or 32.4%, from $23,681,550 to $31,346,897 in the six months ended June 30, 2004, compared to the same period in the prior year, and increased as a percentage of revenues to 5.3% in 2004 from 4.3% in 2003. The increase was a result of increased revenue and personnel required to support our operations and increased accruals related to employee bonuses.

Restaurant pre-opening expenses were $3,598,671 for the six months ended June 30, 2004, compared to $5,217,528 for the same period in the prior year. The decrease for the 2004 period was attributable to a decrease in the number of units opened in 2004 as compared to 2003.

Depreciation and amortization expense increased $3,262,396, or 14.0%, from of $23,361,848 to $26,624,244 in the six months ended June 30, 2004, compared to the same period in the prior year. The increase for 2004 was due to the addition of new restaurants and equipment and restaurant acquisitions.

Asset impairment expense for 2004 relates to an under-performing unit in the Joe’s Crab Shack division. The asset impairment expense in 2003 related to a closure in the Crab House division. Assets impaired are primarily leasehold improvements and to a lesser extent, equipment.

The following is a summary of related charges and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Asset Impairment	$—	$1,543,219	$1,708,654	$1,543,219
Accrued Estimated Lease Termination Payments
Estimated Severance Costs	—	—	—	—

	$—	$1,543,219	$1,708,654	$1,543,219

The increase in net interest expense in the six months ended June 30, 2004, as compared to the prior year, is primarily due to a higher average interest rate on the Company’s long-term debt.

Provision for income taxes increased by $3,654,734 to $14,898,523 in the six months ended June 30, 2004 from $11,243,789 in 2003 primarily due to changes in pre-tax income.

Liquidity and Capital Resources

During last year, we increased total borrowing capacity to $350.0 million through the closing of two separate financing agreements, which allow for increased financing permitted under the existing agreements. The terms of these agreements are outlined below. With the financing, we intend to continue our planned growth. We plan to fund 2004 capital expenditures and any additional restaurant or business acquisitions out of proceeds from existing credit facilities. We expect to spend approximately $100.0 million on capital expenditures in 2004, on opening approximately 18 to 20 restaurants, refurbishments of existing restaurants and other projects. As a result of our tax loss carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced federal income tax payments for the foreseeable future, which will therefore provide additional cash flow for funding our business activities and debt service. As of June 30, 2004, we had approximately $50.6 million available under our existing credit facilities for expansion and working capital purposes.

In October 2003, we refinanced our bank credit facility by issuing long-term notes totaling $150.0 million through a private placement of debt (the “Senior Notes”) and amended and extended the existing bank credit facility to a four-year $200.0 million revolving credit facility (the “Bank Credit Facility”). The Senior Notes mature in October 2009 through October 2013, and the Bank Credit Facility matures in October 2007. Interest on the Senior Notes is paid quarterly at an average rate of 5.95%. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Our financing spread is presently 1.875% for Libor borrowings and .375% for base rate borrowings. The Senior Notes and Bank Credit Facility are secured by stock of our subsidiaries, and governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, net worth, and fixed charge ratio tests. The Bank Credit Facility additionally provides for limitations on annual capital expenditures to prescribed amounts, maximum annual cash dividends and limitations on repurchases of common stock. The Bank Credit Facility also provides the ability to add an additional $25.0 million of capacity within the facility and other permitted indebtedness.

A wholly-owned subsidiary of ours assumed an $11.4 million 9.39% non-recourse, long-term note payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments under this note aggregate $102,000 monthly.

During the six months ended June 30, 2004, we repurchased $7.9 million of common stock. In September 2003, we authorized an open market stock repurchase program for $60.0 million. We expect to make opportunistic repurchases of our common stock.

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

As a primary result of establishing long-term borrowings, the Company will incur higher interest expense in the future. However, we have mitigated a portion of the higher immediate interest expense by entering into two fair value hedges aggregating notional amounts of $75.0 million, whereby we swapped higher fixed interest rates of the Senior Notes for floating interest equal to three (3)-month Libor plus 1.71%. The estimated fair value of these swaps at June 30, 2004 was $2.0 million, which is included in other assets on the condensed consolidated balance sheet at June 30, 2004. Our interest rate swap agreements qualify for treatment under the “shortcut method” under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in fair value of the swaps are offset by a like adjustment to other long-term liabilities. No hedge ineffectiveness is assumed.

Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts. In April 2004, the annual dividend amount was increased to $0.20 per share and will be paid in quarterly amounts.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” in January 2003. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after December 15, 2003. FIN 46 was subsequently revised in December 2003 by FIN 46(R). We do not have any variable interest entities as defined by FIN 46; therefore, there is no impact on our consolidated financial statements.

Impact of Inflation

We do not believe that inflation has had a significant effect on our operations during the past several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in food commodity prices, restaurant labor costs, including expected future increases in federal minimum wages, land and construction costs could adversely affect our profitability and ability to expand. Food commodity prices, including beef costs and shrimp, are expected to increase in 2004.

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

Interest Rate Risk

Total debt at June 30, 2004, included $213 million of floating-rate debt attributed to bank borrowings at an average interest rate of 4.2%. The floating-rate debt was refinanced in October 2003 by a combination of fixed and floating rate debt. As a result, our annual interest cost in 2004 will fluctuate based on short-term interest rates and will increase as a result of the refinancing of our obligations on a long-term fixed rate basis.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.4%) would be approximately $0.9 million annually based on the floating-rate debt outstanding at June 30, 2004, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were effective as of June 30, 2004.

During the six months ended June 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 3, 2004, the Company held its 2004 Annual Meeting of Stockholders. At such time, the election of directors was submitted to a vote of stockholders through the solicitation of proxies. The following persons were elected to serve on the Board of Directors until the 2005 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The Directors each received at least a minimum of 22,526,289 votes: Tilman J. Fertitta, Steven L. Scheinthal, Paul S. West, Michael S. Chadwick, Michael Richmond, Joe Max Taylor, and Kenneth Brimmer. Paul West subsequently resigned from the Board of Directors.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are set forth herein commencing on page 21:

3.1	—Amendment to Bylaws of Landry’s Restaurants, Inc.

31.1	—Certification pursuant to Section 302 with respect to quarterly report of Landry’s Restaurants, Inc.

31.2	—Certification pursuant to Section 302 with respect to quarterly report of Landry’s Restaurants, Inc.

32	—Certification pursuant to Section 906 with respect to quarterly report of Landry’s Restaurants, Inc.

(b) Reports on Form 8-K

—	On April 28, 2004 we furnished an 8-K Report, reporting on Item 12, on press release announcing financial results for the first quarter ended March 31, 2004. Such report was not “filed” with the Securities and Exchange Commission.

—	On May 7, 2004 we filed an 8-K Report, reporting on Item 4, announcing a change in the Company’s Certifying accountant.

—	On June 4, 2004 we filed an 8-K Report, reporting on Item 6, announcing the resignation of Paul S. West from his position as Chief Financial Officer and Director.

—	On June 8, 2004 we furnished an 8-K Report, reporting on Item 12, on press release announcing upcoming scheduled presentations.

—	On June 14, 2004 we filed an 8-K Report, reporting on Item 5, announcing the promotion of Rick Liem to Chief Financial Officer.

—	On June 15, 2004 we furnished an 8-K Report, reporting on Item 12, on press release announcing an upcoming presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LANDRY’S RESTAURANTS, INC. (Registrant)

/s/ Tilman J. Fertitta
Tilman J. Fertitta
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Rick Liem
Rick Liem
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 9, 2004