Form 10-Q
period 2004-09-30
LANDRYS RESTAURANTS INC
filed 2004-11-09
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

AS OF NOVEMBER 1, 2004 THERE WERE

26,475,389 SHARES OF $0.01 PAR VALUE

COMMON STOCK OUTSTANDING

LANDRY’S RESTAURANTS, INC.

LANDRY’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The accompanying condensed unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of our results of operations, financial position and changes therein for the periods presented have been included.

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	future capital expenditures (including the amount and nature thereof);

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	effectiveness of our marketing efforts;

•	same store sales;

•	changing demographics surrounding our restaurants;

•	the effect of tax laws, and any changes therein;

•	earnings guidance;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend”; and

•	other similar expressions.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,683,876	$35,211,319
Accounts receivable - trade and other	18,050,678	23,271,831
Inventories	54,847,396	47,772,298
Deferred taxes	5,872,861	6,858,350
Other current assets	10,885,055	7,490,383

Total current assets	111,339,866	120,604,181

PROPERTY AND EQUIPMENT, net	1,003,959,731	965,574,991
GOODWILL, net	18,527,547	7,527,547
OTHER ASSETS	9,156,538	9,078,787

Total assets	$1,142,983,682	$1,102,785,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$61,019,928	$82,894,048
Accrued liabilities	83,062,676	74,512,641
Income taxes payable	1,841,897	211,131
Current portion of long-term debt	199,714	1,963,189

Total current liabilities	146,124,215	159,581,009

LONG-TERM DEBT, NET OF CURRENT PORTION	322,987,803	299,735,906
DEFERRED TAXES	37,717,991	23,395,713
OTHER LIABILITIES	15,229,317	15,522,129

Total liabilities	522,059,326	498,234,757

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 26,564,589 and 27,653,852, issued and outstanding, respectively	265,646	276,539
Additional paid-in capital	419,475,880	439,616,066
Deferred stock compensation	(4,401,544)	(1,868,750)
Retained earnings	205,584,374	166,526,894

Total stockholders’ equity	620,924,356	604,550,749

Total liabilities and stockholders’ equity	$1,142,983,682	$1,102,785,506

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES	$314,377,703	$302,162,069	$907,670,545	$851,634,589
OPERATING COSTS AND EXPENSES:
Cost of revenues	86,747,269	88,168,038	253,575,427	248,937,333
Restaurant labor	88,618,978	85,545,333	259,370,202	246,746,718
Other restaurant operating expenses	75,476,727	72,044,032	213,806,448	204,613,284
General and administrative expenses	14,073,767	12,676,743	45,420,665	36,358,293
Depreciation and amortization	15,810,148	12,510,085	42,434,392	35,871,933
Asset impairment expense	—	—	1,708,654	1,543,219
Restaurant pre-opening expenses	620,594	1,671,602	4,219,264	6,889,130

Total operating costs and expenses	281,347,483	272,615,833	820,535,052	780,959,910

OPERATING INCOME	33,030,220	29,546,236	87,135,493	70,674,679
OTHER EXPENSE (INCOME):
Interest expense, net	3,172,661	2,523,780	9,278,353	6,937,648
Other, net	(1,048,190)	382,320	(1,108,361)	826,608

Total other expense	2,124,471	2,906,100	8,169,992	7,764,256

INCOME BEFORE INCOME TAXES	30,905,749	26,640,136	78,965,501	62,910,423
PROVISION FOR INCOME TAXES	9,889,840	8,258,422	24,788,363	19,502,211

NET INCOME	$21,015,909	$18,381,714	$54,177,138	$43,408,212

EARNINGS PER SHARE INFORMATION:
BASIC -
Net income	$0.77	$0.67	$1.97	$1.57
Weighted average number of common shares outstanding	27,400,000	27,600,000	27,500,000	27,600,000
DILUTED -
Net income	$0.75	$0.65	$1.91	$1.53
Weighted average number of common shares outstanding	28,200,000	28,400,000	28,400,000	28,300,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2004	27,653,852	$276,539	$439,616,066	$(1,868,750)	$166,526,894	$604,550,749
Net Income	—	—	—	—	54,177,138	54,177,138
Dividends paid	—	—	—	—	(3,459,734)	(3,459,734)
Purchase of common stock held for treasury	(1,322,800)	(13,228)	(24,439,671)	—	(11,659,924)	(36,112,823)
Exercise of stock options and income tax benefit	133,537	1,335	1,455,485	—	—	1,456,820
Amortization of stock compensation	—	—	—	312,206	—	312,206
Deferred stock compensation	100,000	1,000	2,844,000	(2,845,000)	—	—

Balance, September 30, 2004	26,564,589	$265,646	$419,475,880	$(4,401,544)	$205,584,374	$620,924,356

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,177,138	$43,408,212
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	42,434,392	35,871,933
Asset impairment expense	1,708,654	1,543,219
Change in assets and liabilities - net and other	2,820,166	7,919,821

Total adjustments	46,963,212	45,334,973

Net cash provided by operating activities	101,140,350	88,743,185
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(91,274,396)	(125,795,730)
Proceeds from asset disposals	6,095,733	—
Business acquisitions and related payments, net of cash acquired	(12,840,054)	(19,503,084)

Net cash used in investing activities	(98,018,717)	(145,298,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,245,203	985,719
Borrowings (payment) of debt, net	21,678,278	60,573,603
Dividends paid	(3,459,734)	(2,080,546)
Repurchase of common stock for treasury	(36,112,823)	(8,417,411)

Net cash provided by (used in) financing activities	(16,649,076)	51,061,365

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,527,443)	(5,494,264)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,211,319	13,878,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,683,876	$8,383,935

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments during the period for:
Income taxes	$9,139,034	$5,482,606
Interest	$9,554,789	$7,661,617

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 2003. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. This information is contained in the Company’s December 31, 2003, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

Revenues are recognized when the goods and services are delivered. Accounts receivable are primarily due from credit and charge card companies and national storage and distribution companies, and also include, as of September 30, 2004, refundable income taxes of approximately $5.1 million.

2. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2004	December 31, 2003
Payroll and related costs	$16,592,881	$15,533,279
Rent, insurance and taxes, other than payroll and income taxes	43,549,812	37,028,881
Deferred revenue (gift certificates)	8,066,085	10,455,869
Other	14,853,898	11,494,612

	$83,062,676	$74,512,641

3. DEBT

On October 1, 2003, the Company issued notes totaling $150.0 million through a private placement of debt (the “Senior Notes”). Proceeds from the Senior Notes were used to pay down amounts outstanding under the bank promissory notes and a bank syndicate credit facility. The debt offering consisted of four equal series of notes in the amount of $37.5 million, quarterly interest of 5.47%, 5.84%, 6.05%, and 6.44%, with an average rate of 5.95%, and maturities on October 1, 2009, 2010, 2011, and 2013.

In connection with the Senior Notes, the Company entered into two interest rate swap agreements with the objective of managing its exposure to interest rate risk and lowering interest expense. The agreements were

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective beginning October 7, 2003 with maturity dates of six years and seven years for an aggregate notional amount of $75.0 million and interest at Libor plus 1.71%. The Company’s interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The estimated fair value of these swaps at September 30, 2004 was ($0.2) million, which is included in other long-term liabilities on the consolidated balance sheet at September 30, 2004 and offset by a like adjustment to long-term debt. No hedge ineffectiveness is assumed.

On October 14, 2003, the Company entered into the Second Amended and Restated Credit Agreement (the “Bank Credit Facility”) whereby the existing bank credit facility was amended and extended to a four-year $200.0 million revolving credit facility. The Bank Credit Facility provides the ability to add an additional $25.0 million of capacity within the facility and other permitted indebtedness. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. The Company’s financing spread is presently 1.625% for Libor borrowings, and may be decreased or increased by 25 basis points as the Company’s leverage ratio decreases or increases over predetermined ratios. The Bank Credit Facility and Senior Notes are secured by stock of subsidiaries of the Company, governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, net worth, and fixed charge coverage ratio tests. The Bank Credit Facility additionally provides for limitations on annual capital expenditures to prescribed amounts, maximum annual cash dividends and limitations on repurchases of common stock. As of September 30, 2004, the Company had $9.7 million in trade letters of credit and had approximately $28.3 million available under the existing Bank Credit Facility for expansion and working capital purposes. The $25.0 million in additional capacity was added in October 2004.

In connection with the Saltgrass Steak House acquisition in October 2002, the Company financed a portion of the acquisition with a $20.0 million, seven year, 5.5% note to the former owner of Saltgrass Steak House. In June 2004, the Company repaid all outstanding indebtedness under this note. Concurrently, the Company settled all contingent payments associated with the future financial performance of the Saltgrass restaurants resulting in recording goodwill of approximately $11.0 million.

The Company assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

	September 30, 2004	December 31, 2003
$200.0 million Bank syndicated credit facility, Libor + 1.625%, interest only, due October 2007	$162,000,000	$122,000,000
$150.0 million Senior Notes, average 5.95%, interest only, maturities ranging from October 2009 to October 2013	150,000,000	150,000,000
$20.0 million Seller Note 5.5% interest, quarterly principal and interest payments of $653,386, due 2009	—	18,055,321
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	11,211,249	11,318,664
Other long-term notes payable with various interest rates, principal and interest paid monthly	166,124	325,110
Fair value of swaps	(189,856)	—

	323,187,517	301,699,095
Less current portion	(199,714)	(1,963,189)

Long-term portion	$322,987,803	$299,735,906

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of September 30, 2004, the Company has future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $9.9 million, including completion of construction on certain new restaurants.

In 2003, the Company purchased from the City of Galveston the Flagship Hotel and Pier, subject to an existing lease through 2031, including options. Under this agreement, upon termination of the existing lease, the Company has committed to spend an additional $15.0 million to transform the hotel and pier into a turn of the century style Inn and restaurant entertainment complex. The property is currently occupied by a tenant.

During November 2003, the Company purchased two casual Italian restaurants. Under the purchase agreement, the Company is committed to building an additional five casual Italian restaurants by the end of 2008, or make certain payments in lieu of development.

Other

Rainforest Cafe, the Company’s wholly-owned subsidiary, had guaranteed a portion of the bank borrowings of one of its foreign affiliates in which the Company owns a 20% interest. The loan balance was paid in full in July 2004 relieving the Company of any future obligation.

In connection with the Galveston convention center management contract, the Company agreed to fund operating losses, if any, subject to certain rights of reimbursement. Under the agreements, the Company has the right to one-half of any profits generated by the operation of the convention center.

Litigation and Claims

In January 2002, Rainforest Cafe was sued by EklecCo, L.L.C., in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages and costs as a result of Rainforest Cafe’s alleged breach of a restaurant lease entered into in 1996 for a Rainforest Cafe unit formerly located in the Palisades Mall. Rainforest Cafe believes that it has no liability for damages beyond the personal property located in the premises at the time it vacated the premises. Rainforest Cafe is defending this case vigorously and believes that it will ultimately be successful on the merits of the case, however, because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

On July 31, 2002, and subsequently amended, a purported collective action lawsuit against the Company entitled Meaghan Bollenberg, et. al. v. Landry’s Restaurants, Inc. was filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by six plaintiffs who were servers on behalf of themselves and others similarly situated. The lawsuit alleges that the Company violated certain minimum wage laws under the federal Fair Labor Standards Act and seeks damages and costs. The Company is vigorously defending this litigation and believes that it will ultimately be successful on the merits of the case, however, because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income, as reported	$21,015,909	$18,381,714	$54,177,138	$43,408,212
Less: stock based compensation expense using fair value method, net of tax	(490,000)	(530,000)	(1,110,000)	(1,590,000)

Proforma net income	$20,525,909	$17,851,714	$53,067,138	$41,818,212

Earnings per share:
Basic, as reported	$0.77	$0.67	$1.97	$1.57
Basic, proforma	$0.75	$0.65	$1.93	$1.52
Diluted, as reported	$0.75	$0.65	$1.91	$1.53
Diluted, proforma	$0.73	$0.63	$1.87	$1.48

In June 2003, the Company established an equity incentive plan pursuant to which stock options or restricted stock of the Company may be granted to eligible employees of the Company for an aggregate of 700,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors determines the number of shares, prices, and vesting schedule of individual grants. In addition, the Company will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with 10 year vest from grant date, and a minimum of 800,000 stock options. In August 2003, 100,000 restricted common shares were issued subject to vesting on the tenth anniversary. In February 2004, an additional 100,000 restricted common shares were issued with similar vesting terms. The unamortized balance of non-vested restricted common stock grants is reflected as deferred stock compensation included in stockholders’ equity, and the related expense is amortized over the vesting periods.

LANDRY’S RESTAURANTS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We primarily own and operate full-service, casual dining restaurants. As of September 30, 2004, we operated 296 such restaurants, as well as certain limited service restaurants and other ancillary businesses.

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

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding: future capital expenditures (including the amount and nature thereof); business strategy and measures to implement such strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; effectiveness of our marketing efforts; same store sales; changing demographics surrounding our restaurants; the effect of tax laws, and any changes therein; earnings guidance; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

Restaurant Profitability

The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	27.6%	29.2%	27.9%	29.2%
Restaurant labor	28.2%	28.3%	28.6%	29.0%
Other restaurant operating expenses (1)	24.0%	23.8%	23.6%	24.0%

Restaurant level profit (1)	20.2%	18.7%	19.9%	17.8%

(1)	Excludes depreciation, amortization, asset impairment, and pre-opening expenses.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenues increased $12,215,634, or 4.0%, from $302,162,069 to $314,377,703 for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. The total increase/change in revenue is comprised of the following approximate amounts: 2004 restaurant openings – increase $23.7 million; 2004 restaurant closings – decrease $2.9 million; sales (at locations open all of third quarter 2004 and 2003) – decrease $5.7 million, and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of September 30, 2004 and 2003 were 296 and 286, respectively.

Cost of revenues decreased $1,420,769, or 1.6%, from $88,168,038 to $86,747,269 in the three months ended September 30, 2004, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended September 30, 2004, decreased to 27.6%, from 29.2% in 2003. The decrease in cost of revenues as a percentage of revenues is primarily due to a slight increase in menu prices, a more standardized menu, and a shift in product mix to lower cost products.

Restaurant labor expenses increased $3,073,645, or 3.6%, from $85,545,333 to $88,618,978 in the three months ended September 30, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended September 30, 2004, decreased to 28.2% from 28.3% in 2003, primarily due to increased productivity.

Other restaurant operating expenses increased $3,432,695, or 4.8%, from $72,044,032 to $75,476,727 in the three months ended September 30, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.0% in 2004 from 23.8% in 2003, as a primary result of small increases in other categories due to lost sales leverage offset by reduced advertising expenditures.

General and administrative expenses increased $1,397,024, or 11.0%, from $12,676,743 to $14,073,767 in the three months ended September 30, 2004, compared to the same period in the prior year, and increased as a percentage of revenues to 4.5% in 2004 from 4.2% in 2003. The increase was a result of increased revenue and personnel required to support our operations and increased accruals related to employee bonuses.

Restaurant pre-opening expenses were $620,594 for the three months ended September 30, 2004, compared to $1,671,602 for the same period in the prior year. The decrease for the 2004 period was attributable to a decrease in the number of units opened in the third quarter 2004 as compared to the same period in 2003.

Depreciation and amortization expense increased $3,300,063, or 26.4%, from $12,510,085 to $15,810,148 in the three months ended September 30, 2004, compared to the same period in the prior year. The increase for 2004 was due to the addition of new restaurants and equipment and accelerated depreciation of certain assets planned for remodeling.

The increase in net interest expense in the three months ended September 30, 2004, as compared to the prior year, is primarily due to an increase in interest rates and increased borrowings.

The change in other income/expense is primarily due to recovery of outstanding insurance claims on a restaurant of $650,000 and a $300,000 net gain on the sale of several properties.

Provision for income taxes increased by $1,631,418 to $9,889,840 in the three months ended September 30, 2004 from $8,258,422 in 2003, primarily due to changes in our pre-tax income and an increase in the estimated tax rate to 32.0% from 31.0% in the prior year, reflecting the reduced impact of tax credits due to higher pre-tax profit margins.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues increased $56,035,956, or 6.6%, from $851,634,589 to $907,670,545 for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The total increase/change in revenue is comprised of the following approximate amounts: 2004 restaurant openings – increase $70.2 million; restaurant closings – decrease $10.3 million; sales (at locations open all of the nine months in 2004 and 2003) – increase $4.9 million; extra day due to leap year – increase $3 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of September 30, 2004 and 2003 were 296 and 286, respectively.

As a primary result of increased revenues, cost of revenues increased $4,638,094, or 1.9%, from $248,937,333 to $253,575,427 in the nine months ended September 30, 2004, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the nine months ended September 30, 2004, decreased to 27.9%, from 29.2% in 2003. The decrease in cost of revenues as a percentage of revenues is primarily due to a slight increase in menu prices, a more standardized menu, and a shift in product mix to lower cost products.

Restaurant labor expenses increased $12,623,484, or 5.1%, from $246,746,718 to $259,370,202 in the nine months ended September 30, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the nine months ended September 30, 2004, decreased to 28.6% from 29.0% in 2003, primarily due to increased productivity.

Other restaurant operating expenses increased $9,193,164, or 4.5%, from $204,613,284 to $213,806,448 in the nine months ended September 30, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 23.6% in 2004 from 24.0% in 2003 as a primary result of reduced advertising expenses and increased leverage due to higher sales.

General and administrative expenses increased $9,062,372, or 24.9%, from $36,358,293 to $45,420,665 in the nine months ended September 30, 2004, compared to the same period in the prior year, and increased as a percentage of revenues to 5.0% in 2004 from 4.3% in 2003. The increase was a result of increased revenue and personnel required to support our operations and increased accruals related to employee bonuses.

Restaurant pre-opening expenses were $4,219,264 for the nine months ended September 30, 2004, compared to $6,889,130 for the same period in the prior year. The decrease for the 2004 period was attributable to a decrease in the number of units opened in 2004 as compared to 2003.

Depreciation and amortization expense increased $6,562,459, or 18.3%, from of $35,871,933 to $42,434,392 in the nine months ended September 30, 2004, compared to the same period in the prior year. The increase for 2004 was due to the addition of new restaurants and equipment and restaurant acquisitions and accelerated depreciation of certain assets planned for remodeling.

Asset impairment expense for 2004 relates to an under-performing unit in the Joe’s Crab Shack division. The asset impairment expense in 2003 related to a closure in the Crab House division. Assets impaired are primarily leasehold improvements and to a lesser extent, equipment.

The following is a summary of related charges and expenses:

	Nine Months Ended September 30,
	2004	2003
Asset Impairment	$1,708,654	$1,543,219
Accrued Estimated Lease Termination Payments	—	—
Estimated Severance Costs	—	—

	$1,708,654	$1,543,219

The increase in net interest expense in the nine months ended September 30, 2004, as compared to the prior year, is primarily due to a higher average interest rate on the Company’s long-term debt and increased borrowings.

The change in other income/expense is primarily due to recovery of outstanding insurance claims on a restaurant of $650,000 and a net gain of $300,000 on the sale of several properties.

Provision for income taxes increased by $5,286,152 to $24,788,363 in the nine months ended September 30, 2004 from $19,502,211 in 2003, primarily due to changes in pre-tax income and an increase in the estimated tax rate for the year to 31.5% from 31.0% in 2003, reflecting the reduced impact of tax credits due to higher pre-tax profit margins.

Liquidity and Capital Resources

During last year, we increased total borrowing capacity to $350.0 million through the closing of two separate financing agreements, which allow for increased financing permitted under the existing agreements. The terms of these agreements are outlined below. With the financing, we intend to continue our planned growth. We plan to fund 2004 capital expenditures and any additional restaurant or business acquisitions with proceeds from existing credit facilities or future borrowings. We expect to spend approximately $100.0 million on capital expenditures in 2004, on opening approximately 18 to 20 restaurants, refurbishments of existing restaurants and other projects. As a result of our tax loss carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced federal income tax payments for the foreseeable future, which will therefore provide additional cash flow for funding our business activities and debt service. As of September 30, 2004, we had approximately $28.3 million available under our existing credit facilities for expansion and working capital purposes.

In October 2003, we refinanced our bank credit facility by issuing long-term notes totaling $150.0 million through a private placement of debt (the “Senior Notes”) and amended and extended the existing bank credit facility to a four-year $200.0 million revolving credit facility (the “Bank Credit Facility”). The Senior Notes mature in October 2009 through October 2013, and the Bank Credit Facility matures in October 2007. Interest on the Senior Notes is paid quarterly at an average rate of 5.95%. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Our financing spread is presently 1.625% for Libor borrowings. The Senior Notes and Bank Credit Facility are secured by stock of our subsidiaries, and governed by certain financial covenants, including maximum leverage ratio, maximum indebtedness, net worth, and fixed charge ratio tests. The Bank Credit Facility additionally provides for limitations on annual capital expenditures to prescribed amounts, maximum annual cash dividends and limitations on repurchases of common stock. The Bank Credit Facility also provides the ability to add an additional $25.0 million of capacity within the facility and other permitted indebtedness. In October 2004, we added the $25.0 million of capacity within the Bank Credit Facility.

A wholly-owned subsidiary of ours assumed an $11.4 million 9.39% non-recourse, long-term note payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments under this note aggregate $102,000 monthly.

During the nine months ended September 30, 2004, we repurchased $36.1 million of common stock. In October 2004, an open market stock repurchase program for $50.0 million was authorized. We expect to make opportunistic repurchases of our common stock.

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

As a primary result of establishing long-term borrowings, the Company will incur higher interest expense in the future. However, we have mitigated a portion of the higher immediate interest expense by entering into two fair value hedges aggregating notional amounts of $75.0 million, whereby we swapped higher fixed interest rates of the Senior Notes for floating interest equal to three (3)-month Libor plus 1.71%. The estimated fair value of these swaps at September 30, 2004 was ($0.2) million, which is included in other long-term liabilities on the condensed consolidated balance sheet at September 30, 2004 offset by a like adjustment in long-term debt. Our interest rate swap agreements qualify for treatment under the “shortcut method” under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” No hedge ineffectiveness is assumed.

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

Interest Rate Risk

Total debt at September 30, 2004, included $237.0 million of floating-rate debt at an average interest rate of 3.6%. As a result, our annual interest cost will fluctuate based on short-term interest rates.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.4%) would be approximately $0.8 million annually based on the floating-rate debt outstanding at September 30, 2004, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were effective as of September 30, 2004.

During the nine months ended September 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In January 2002, Rainforest Cafe was sued by EklecCo, L.L.C., in the Supreme Court of the State of New York in Onondaga County. EklecCo is seeking damages and costs as a result of Rainforest Cafe’s alleged breach of a restaurant lease entered into in 1996 for a Rainforest Cafe unit formerly located in the Palisades Mall. Rainforest Cafe believes that it has no liability for damages beyond the personal property located in the premises at the time it vacated the premises. Rainforest Cafe is defending this case vigorously and believes that it will ultimately be successful on the merits of the case, however, because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

On July 31, 2002, and subsequently amended, a purported collective action lawsuit against the Company entitled Meaghan Bollenberg, et. al. v. Landry’s Restaurants, Inc. was filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by six plaintiffs who were servers on behalf of themselves and others similarly situated. The lawsuit alleges that the Company violated certain minimum wage laws under the federal Fair Labor Standards Act and seeks damages and costs. The Company is vigorously defending this litigation and believes that it will ultimately be successful on the merits of the case, however, because the case is in its early stages, the financial impact to the Company, if any, cannot be predicted.

General Litigation

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are set forth herein commencing on page 20:

10.1	— Amendment No. 1 to the Second Amended and Restated Credit Agreement

31.1	— Certification pursuant to Section 302 with respect to quarterly report of Landry’s Restaurants, Inc.

31.2	— Certification pursuant to Section 302 with respect to quarterly report of Landry’s Restaurants, Inc.

32	— Certification pursuant to Section 906 with respect to quarterly report of Landry’s Restaurants, Inc.

(b) Reports on Form 8-K

—	On July 26, 2004, we furnished an 8-K Report, reporting on Item 2.02, a press release announcing financial results for the second quarter ended June 30, 2004.

—	On September 13, 2004, we furnished an 8-K Report, reporting on Item 2.02, announcing revenue impact from Hurricane Frances.

—	On September 20, 2004, we furnished an 8-K Report, reporting on Item 2.02, a press release announcing an upcoming scheduled presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LANDRY’S RESTAURANTS, INC. (Registrant)

/s/ TILMAN J. FERTITTA
Tilman J. Fertitta Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICK H. LIEM
Rick H. Liem Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 9, 2004