Form 10-K
period 2004-12-31
LANDRYS RESTAURANTS INC
filed 2005-03-16
CIK 908652

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or                                         .

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to                                          .

* Commission file number 000-22150

LANDRY’S RESTAURANTS, INC.

(Exact Name of the Registrant as Specified in Its Charter)

DELAWARE	76-0405386
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1510 WEST LOOP SOUTH
HOUSTON, TX 77027	77027
(Address of Principal Executive Offices)	(Zip Code)

(713) 850-1010

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, par value $.01 per Share (Title of Class)	New York Stock Exchange (Name of Exchange on Which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter was $681,400,000. For this purpose, all shares held by officers and directors of the registrant are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.

As of March 11, 2005, there were 24,163,330 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders, to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

LANDRY’S RESTAURANTS, INC.

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, restaurant concepts and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants;

•	the effect of tax laws and any changes therein;

•	same store sales;

•	earnings guidance;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors.”

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under the heading “Risk Factors” and elsewhere in this report, or in the documents incorporated by reference herein.

ii

LANDRY’S RESTAURANTS, INC.

PART I

ITEM 1.	BUSINESS

General

We are a national, diversified restaurant company principally engaged in the ownership and operation of full-service, casual dining restaurants, primarily under the names of Joe’s Crab Shack, Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, The Crab House, Charley’s Crab and The Chart House. As of December 31, 2004, we owned and operated over 300 full-service and limited-service restaurants in 36 states and were the second largest full-service seafood restaurant operator in the United States. Our portfolio of restaurants consists of a broad array of formats, menus and price-points that appeal to a wide range of markets and customer tastes. We offer concepts ranging from upscale steak and seafood restaurants to casual theme-based restaurants. We are also engaged in the ownership and operation of select hospitality businesses that complement our restaurant operations and provide our customers with unique dining, leisure and entertainment experiences.

We opened the first Landry’s Seafood House restaurant in 1980. In 1993, we became a public company. Our stock is listed on the New York Stock Exchange under the symbol “LNY.” In 1994, we acquired the first Joe’s Crab Shack restaurant and in 1996, acquired the Crab House chain of restaurants. We acquired Rainforest Cafe, Inc., a publicly traded restaurant company, in 2000. During 2001, we changed our name to Landry’s Restaurants, Inc. to reflect our expansion and broadening of operations. During 2002, we acquired 15 Charley’s Crab seafood restaurants located primarily in Michigan and Florida, and 27 Chart House seafood restaurants, located primarily on the East and West Coasts of the United States. In October 2002, we purchased 27 Texas-based Saltgrass Steak House restaurants.

We will continue to add to our base of restaurants, opening primarily Joe’s Crab Shack and Saltgrass Steak House restaurants. The majority of our new restaurant expansion will be in sectors where we are already located so we can take advantage of advertising and other economies of scale, including our existing labor force. In addition, we plan to selectively pursue other hospitality businesses that are complementary to our current operations.

Core Restaurant Concepts

Our core restaurant concepts consist of a variety of formats, each providing our guests with a distinct dining experience. We operate our restaurants through the following four divisions:

•	the Landry’s Division, our high-profile seafood and signature restaurants;

•	Rainforest Cafe, our rainforest-themed casual dining restaurants;

•	Joe’s Crab Shack, our high-energy casual dining seafood restaurants; and

•	Saltgrass Steak House, our Texas-Western themed casual dining restaurants.

Landry’s Division.    The Landry’s Division is comprised of Landry’s Seafood House, The Crab House, Chart House and C.A. Muer restaurants and a few distinct concept restaurants that offer an upscale dining experience in a unique and memorable setting that we call our signature group. Our signature group of restaurants includes Grotto, Pesce, Vic & Anthony’s Steakhouse, Willie G’s Seafood and Steak House, La Griglia and Brenner’s Steakhouse.

•

Landry’s Seafood House.    Landry’s Seafood House is a full-service traditional Gulf Coast seafood restaurant. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, casual atmosphere. The restaurants feature a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. Dinner entree prices range from $13.99 to $29.99, with certain items offered at market price. Lunch entrees range from $6.99 to $18.99. During the year ended December 31, 2004, alcoholic beverage sales accounted for approximately 19% of the concept’s total restaurant revenues.

•	The Crab House. The Crab House is a full-service casual dining seafood restaurant with a casual nautical theme. Many of our The Crab House restaurants feature a fresh seafood salad bar. Dinner entree prices range from $13.99 to $24.99, with certain items offered at market price. Lunch entrees range from $7.99 to $11.99. During the year ended December 31, 2004, alcoholic beverage sales accounted for approximately 14% of the concept’s total restaurant revenues.

•	Chart House and C.A. Muer. The Chart House restaurants and C.A. Muer restaurants, which include restaurants under several trade names, primarily Charley’s Crab, have very long and successful operating histories and provide an upscale full-service dining experience. Located on some of the most scenic properties on the East and West Coasts, many Chart House restaurants, which were founded in 1961, sit on prime waterfront venues. Charley’s Crab restaurants, which were founded in 1964, are generally situated throughout Michigan and Florida, include numerous waterfront locations and have unique architectural details with two restaurants located in renovated historical train stations. Both the Chart House and Charley’s Crab restaurant menus offer an extensive variety of seasonal fresh fish, shrimp, beef and other daily seafood specialties, and several restaurants also offer lunch seating and a Sunday brunch. Chart House dinner entree prices range from $15.95 to $34.95 with lunch entree prices ranging from $8.95 to $18.95. Charley’s Crab dinner entree prices range from $16.00 to $28.00 with lunch entree prices ranging from $ 7.00 to $21.00. During the year ending December 31, 2004, alcoholic beverage sales accounted for approximately 23% of the Chart House restaurant revenues and 21% of the C.A. Muer total restaurant revenues.

Rainforest Cafe.    The Rainforest Cafe restaurants provide full-service casual dining in a visually and audibly stimulating and entertaining rainforest-themed environment that appeals to a broad range of customers. Each Rainforest Cafe consists of a restaurant and a retail village. The restaurant provides an attractive value to customers by offering a full menu of high-quality food and beverage items served in a simulated rainforest complete with thunderstorms, waterfalls and active wildlife. In the retail village, we sell complementary apparel, toys and gifts with the Rainforest Cafe logo in addition to other items reflecting the rainforest theme. Entree prices range from $8.99 to $19.99. During the year ended December 31, 2004, retail sales and alcoholic beverage sales accounted for approximately 22% of the concept’s total restaurant revenues. Rainforest Cafe restaurants typically are larger units and generate higher unit volumes than restaurants in our other concepts, and have operating profit margins that are comparable to our other restaurants.

Joe’s Crab Shack.    Joe’s Crab Shack is a full-service seafood restaurant featuring a varied seafood menu and offering many varieties of crab specialties. The atmosphere of a Joe’s Crab Shack has an energetic casual feel, with a fun, eclectic decor influenced by a weathered, old beachfront fish shack. Many of our Joe’s Crab Shack locations incorporate a small playground area for children adjacent to family dining areas. Dinner entree prices range from $9.99 to $17.99, with certain crab items available at market price. Lunch entree prices range from $5.99 to $12.99. During the year ended December 31, 2004, alcoholic beverage sales accounted for approximately 13% of the concept’s total restaurant revenues.

Saltgrass Steak House.    The Saltgrass Steak House restaurants, that we acquired in 2002 for the purpose of additional growth, offer full-service casual dining in a Texas-Western theme. Prototype buildings welcome guests into a stone and wood beam ranch house complete with a fireplace and a saloon-style bar. Menu options extend from filet mignon to chicken fried steak to fresh fish to grilled chicken breast. Dinner entree prices range from $9.99 to $25.99 and lunch prices range from $6.99 to $14.99. During the year ended December 31, 2004, alcoholic beverage sales accounted for approximately 12% of the concept’s total restaurant revenues.

Specialty Growth Division

Our Specialty Growth Division consists of hospitality and amusement properties that provide ancillary revenue streams and opportunities complementary to our core restaurant business. The Specialty Growth Division includes the following properties:

Kemah Boardwalk—Galveston County, Texas.    Our Specialty Growth Division commenced operations with the opening in 1999 of the Kemah Boardwalk, our owned amusement, entertainment and retail complex located on approximately 40 acres in Galveston County’s Kemah, Texas. The Kemah Boardwalk has multiple attractions, including specialty retail shops, a boutique hotel, a marina, and carnival-style rides and games. The Kemah Boardwalk’s activities are based upon and complementary to the business and traffic generated at our eight wholly owned and operated high-volume restaurants situated at that location, which include units from most of our core restaurant concepts described above as well as the original Aquarium Restaurant.

Downtown Aquarium—Houston, Texas.    The Downtown Aquarium in Houston, Texas opened in 2003. The Downtown Aquarium features our second Aquarium Underwater Dining Adventure restaurant. In addition, the Downtown Aquarium also features a public aquarium complex with over 200 species of fish, a giant acrylic shark tank, dancing water fountains, a mini-amusement park and a bar/lounge.

Ocean Journey—Denver, Colorado.    In 2003, we acquired Ocean Journey, a 12-acre aquarium complex located adjacent to downtown Denver, Colorado. This world-class facility, which is wholly owned and operated, and is home to over 500 species of fish, was built by a non-profit organization in 1999 at a cost of approximately $93.0 million. We purchased this ongoing aquarium enterprise in federal bankruptcy proceedings for $13.6 million with no outstanding debt or other obligations. Upon assumption of ownership, we reduced the complex’s workforce, keeping personnel necessary for ongoing operations and significantly reduced corporate overhead. We are redeveloping this property to add an up-scale Aquarium Restaurant and family amusements, which will transform the aquarium into a recreational destination, adding a second Downtown Aquarium to the Specialty Growth Division. We expect the redevelopment to be completed in 2005.

Galveston Island Convention Center.    The revitalization of the Galveston seawall on the Gulf of Mexico, an area that includes a significant number of our restaurants, is underway with the recently opened Galveston Island Convention Center. The convention center is housed on a 26-acre beachfront locale. The facility accommodates a 43,000 square foot exhibition hall, a 15,500 square foot ballroom and over 12,000 square feet of smaller breakout rooms. The convention center is owned by the City of Galveston and managed and operated by us.

Holiday Inn on the Beach—Galveston, Texas.    In March 2003, we acquired the Holiday Inn on the Beach, a 180 room beachfront resort hotel located along Galveston’s seawall and near the new Galveston Island Convention Center. This property is wholly owned and operated by us.

Inn at the Ballpark—Houston, Texas.    The Inn at the Ballpark is located in downtown Houston directly across the street from Minute Maid Park, home of the Houston Astros baseball team. This new luxury hotel has over 200 rooms and opened in early 2004. The hotel offers visitors to Houston easy access to all of downtown Houston’s amenities, including the newly expanded George R. Brown Convention Center, the new Toyota Center, home of the Houston Rockets basketball team, the theater district, and our own Downtown Aquarium. The hotel is wholly owned and operated by us.

Flagship Inn and Pleasure Pier—Galveston, Texas.    In 2003, we purchased the Galveston Flagship Hotel from the City of Galveston for $500,000, subject to an existing lease with option renewals that will expire in 2031. Upon expiration of the existing lease, we plan to transform the hotel into an 1800s-style inn located on a pier overlooking Galveston Bay and the Gulf of Mexico. The surrounding pier is expected to provide an assortment of entertainment and boardwalk games, including a roller coaster, ferris wheel and lighthouse reminiscent of an earlier historical leisure-time period.

Tower of the Americas—San Antonio, Texas.    In November 2004, we entered into a 15-year lease agreement with the City of San Antonio to renovate and operate the 750-foot landmark Tower of the Americas. Our plan is to remodel and operate the revolving restaurant and observation deck at the top of the tower, to build and operate a “multi-sensory” theater on the ground level and to add a complementary retail and souvenir venue. The Tower of the Americas is a major tourist attraction in San Antonio.

Strategy

Our objective is to develop and operate a diversified restaurant and hospitality company offering customers unique dining, leisure and entertainment experiences. We believe that this strategy creates a loyal customer base, generates a high level of repeat business and provides superior returns to our investors. By focusing on high-quality food, superior value and service, and the ambiance of our locations, we strive to create an environment that fosters repeat patronage and encourages word-of-mouth recommendations. Our operating strategy focuses on the following:

•	Commitment to providing an attractive price-value relationship. Our restaurants provide customers an attractive price-value relationship by serving generous portions with fresh ingredients in high-quality meals at moderate prices.

•	Commitment to customer satisfaction. We provide our customers prompt, friendly and efficient service, keeping table-to-wait staff ratios low, and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality.

•	Distinctive design and decor and casual atmosphere. Our restaurant concepts generally have a distinctive appearance and a flexible design, which can accommodate a wide variety of available sites. We strive to create a memorable dining experience for customers to ensure repeat and frequent patronage.

•	High-profile locations for restaurants. We locate a substantial number of our restaurants in markets that provide a balanced mix of tourist, convention, business and residential clientele. We believe that this strategy results in a high volume of new and repeat customers and provides us with increased name recognition in new markets. As of December 31, 2004, we had 83 restaurants that are considered waterfront properties, which we believe is the largest collection of waterfront restaurants of any domestic restaurant company.

•	Commitment to attracting and retaining quality employees. We believe there is a high correlation between the quality of restaurant management and its long-term success. We provide extensive training and attractive compensation as well as promote internally to foster a strong corporate culture and encourage a sense of personal commitment from our employees. Through our cash bonus program, our managers typically earn bonuses equal to 15% to 25% of their total cash compensation.

•	Expansion of our core restaurant concepts. We believe we have demonstrated the viability of our restaurant concepts in a wide variety of markets across the United States. We anticipate continued expansion of our core restaurant concepts by opening additional units in existing markets that provide us economic and operating efficiencies and the ability to leverage our operating expertise and knowledge. We intend to concentrate on development of the casual dining segment by building Joe’s Crab Shack and Saltgrass Steak House restaurants in existing markets to increase our competitive position and obtain greater marketing and operational efficiencies. The specific rate at which we are able to open new restaurants will be determined by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our ability to supervise construction, recruit and train management personnel, and achieve or exceed targeted financial results and returns.

•

Pursuit of growth through acquisitions.    Acquisitions have contributed significantly to our growth and will continue to play a substantial role in our growth strategy. We have a history of acquisitions, including Joe’s Crab Shack in 1994, The Crab House in 1996, Rainforest Cafe in 2000, and C.A. Muer, Chart House and Saltgrass Steak House restaurants in 2002. We continuously evaluate attractive acquisition opportunities and, at any given time, may be engaged in discussions with respect to possible material acquisitions, business combinations or investments in the restaurant, hospitality, amusement, entertainment (including gaming), food service, facilities management or other related industries.

The following is a summary of our major acquisitions:

Rainforest Cafe (2000).    Since our acquisition of Rainforest Cafe, we have focused on stabilizing this concept’s operations. We have closed unprofitable locations, renegotiated leases, reduced general and administrative expenses and refreshed the concept’s menu with proven menu items from our other concepts. Through these efforts, we have successfully reversed previous prolonged revenue declines and raised the concept’s profit margins. Overall sales trends at Rainforest Cafe units at tourist destinations are dramatically better, resulting in positive comparative sales for 2004.

Chart House and C.A. Muer (2002).    The Chart House and C.A. Muer restaurant acquisitions enabled us to purchase a collection of valuable restaurant locations, many of which are situated on premium waterfront properties on the Pacific and Atlantic Oceans. We have remodeled many of these units, freshening and updating the look of these venues. Certain underperforming locations were redeveloped into Joe’s Crab Shack restaurants or were closed or sold. In addition, these restaurants have undergone menu evaluations and re-engineering in order for us to feature successful dishes from previous menus side-by-side with bold, fresh ideas from our culinary experts. All of the remodeling and menu changes have been met with favorable results as both of these concepts posted positive comparable sales for 2004. No near-term expansion of these concepts is currently planned, and future growth will be dependent upon profitability and unit economics.

Saltgrass Steak House (2002).    The nearly seamless integration of Saltgrass Steak House restaurants into our systems in late 2002 was highlighted by the conversion of all 27 restaurants to our financial tools within 60 days of acquisition. These tools include our point-of-sale system and also implementation of our profitability and labor/payroll programs. Saltgrass Steak House’s expansion has already begun with the opening of two new steak houses in 2003 and four in 2004. Further expansion of this concept into our existing markets and development of new markets is planned in the future.

Golden Nugget Casino (2005).    On February 4, 2005, we entered into an agreement to purchase the Golden Nugget Casino in downtown Las Vegas for $140 million in cash, the assumption of $155 million of Senior Secured Notes due 2011, and the assumption of certain working capital liabilities to be calculated at closing. Pursuant to the purchase agreement, we will acquire the outstanding capital stock of Poster Financial Group, Inc., the owner of the Golden Nugget Casino. Pursuant to the terms of the purchase agreement, we deposited $25 million into an escrow account with Chicago Title of Nevada, Inc., the escrow agent. Under the terms of the purchase agreement, Poster Financial Group’s currently outstanding Senior Secured Notes due 2011 will remain outstanding obligations of Poster Financial Group following the closing. The consummation of the sale will result in a change of control of Poster Financial Group under the terms of the senior notes and, as a result, Poster Financial Group will be required within 30 days of such change of control to commence an offer to purchase the senior notes for 101% of the aggregate principal amount of such senior notes, plus any accrued and unpaid interest. Under the terms of the purchase agreement, amounts outstanding at closing under Poster Financial Group’s senior credit facility will be repaid by us or we will seek consent from the lender under such facility for such amounts to remain outstanding. The Golden Nugget occupies over eight acres in downtown Las Vegas with approximately 40,000 square feet of gaming area. The property also features three towers containing 1,907 rooms, the largest number of guestrooms in downtown Las Vegas. It is anticipated that the transaction will close within the next twelve months, subject to customary closing conditions contained in the purchase agreement, including receipt of all necessary governmental, gaming and other regulatory approvals.

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

The following table enumerates by state the location of our restaurants as of December 31, 2004:

State	Number of Units	State	Number of Units
Alabama	3	Mississippi	1
Arizona	5	Missouri	4
California	26	Nevada	5
Colorado	8	New Jersey	6
Connecticut	1	New Mexico	1
Delaware	1	New York	1
Florida	31	North Carolina	3
Gerogia	9	Ohio	9
Idaho	1	Oklahoma	4
Illinois	10	Oregon	1
Indiana	5	Pennsylvania	4
Iowa	1	South Carolina	7
Kansas	2	Tennessee	7
Kentucky	3	Texas	100
Louisiana	4	Utah	3
Maryland	3	Virginia	7
Massachusetts	2	Washington	2
Michigan	13	Toronto, Canada	1
Minnesota	3

		Total	297

We are also the developer and operator of the Kemah Boardwalk located south of Houston, Texas. We own and operate substantially all of the 40-acre Kemah Boardwalk development, which includes eight restaurants (included in the table above), a hotel, retail shops, amusement attractions, and a marina.

We own and operate several additional limited menu restaurants, hospitality venues and other properties which are excluded from the numerical counts due to lack of materiality.

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

Our typical seafood unit has a general manager and several kitchen and floor managers. We have internally promoted many of the general managers after training them in all areas of restaurant management with a strong emphasis on kitchen operations. The general managers typically spend a portion of their time in the dining area of the restaurant, supervising the staff and providing service to customers.

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

As of December 31, 2004, there were approximately 70 individuals involved in regional management functions generally performing on-site visits, formal inspections and similar responsibilities. As we grow, we plan to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within their geographic area. We plan to promote successful experienced restaurant level management personnel to serve as future regional managers. Regional management is continuously evaluated for performance and effectiveness.

As of December 31, 2004, we employed approximately 26,000 persons, of whom 1,670 were restaurant managers or manager-trainees, 490 were salaried corporate and administrative employees, approximately 70 were operations regional management employees, 80 were development and construction employees and the rest were hourly employees (all numbers approximate). Typical restaurant employment for us is at a seasonal low at December 31, and may increase seasonally by 30% or more in the summer months. Our restaurants generally employ an average of approximately 60 to 100 people, depending on seasonal needs. The larger Rainforest Cafe restaurants generally have 160 to 200 employees on average, with certain larger volume units having in excess of 400 people on staff. We believe that our management level employee turnover for 2004 was within industry standards. None of our employees are covered by a collective bargaining agreement. We consider our relationship with employees to be satisfactory.

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

Advertising and Marketing

We employ a marketing strategy to attract new customers, to increase the frequency of visits by existing customers, and to establish a high level of name recognition. We have historically relied primarily on word-of-

mouth publicity, billboards with distinctive graphics, travel and hospitality magazines and print advertising. Since 1999, we successfully expanded our use of television and radio commercials. We use multiple billboards on highways to direct potential customers from the highways to our restaurants, as well as to build name recognition within each market. Our advertising expenditures for 2004 were approximately 2.5% of revenues. We anticipate that future advertising and marketing expenses will remain moderate or increase slightly as a percentage of revenues, and that we may utilize moderate television and radio advertising.

Service Marks

Landry’s Seafood House, Joe’s Crab Shack, Rainforest Cafe, Chart House, Charley’s Crab and Saltgrass Steak House are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them.

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

Risk Factors

The following are factors to be considered:

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

The expansion of our business through acquisitions poses risks that may reduce the benefits we anticipate and could harm our business and our financial condition.

We have historically been, and we expect to continue to be, an active acquirer of restaurants, hospitality and entertainment properties and other related businesses. Part of our strategy involves acquisitions of restaurants and restaurant concepts and businesses involved in the hospitality, amusement and entertainment (including gaming) industries designed to expand and enhance our core restaurant operations. We have evaluated and expect to continue to evaluate possible acquisition and investment transactions on an ongoing basis and, at any given time, may be engaged in discussions with respect to possible acquisitions, business combinations or investments. Certain of these transactions, if consummated, could be material to our operations and financial condition.

Our ability to benefit from acquisitions depends on many factors, including our ability to identify acquisition prospects, access capital markets at an acceptable cost of capital, negotiate favorable transaction terms and successfully integrate any businesses we acquire. Integrating businesses we acquire into our operational framework may involve unanticipated delays, costs and other operational problems. If we encounter unexpected problems with one of our acquisitions or alliances, our senior management may be required to divert attention away from other aspects of our businesses to address these problems. Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition.

We cannot predict the results of gaming operations if we enter that market because we have no experience in the gaming industry and have no operating history with that line of business.

We have entered into a purchase agreement that gives us the right to acquire the Golden Nugget Casino. Although many aspects of the gaming industry are related to our core restaurant business or our specialty growth division, we have no history of gaming operations and our current management does not have any experience in the gaming industry. If the acquisition is completed, gaming operations will be a new line of business for us. There are significant risks and costs inherent in our efforts to undertake entering into gaming operations. These include the risk that our new line of business may not be profitable. We will be required to devote a great deal of capital, management time and other resources to entering into the gaming business. The devotion of these resources to gaming operations could adversely affect our existing business.

Entering into the gaming industry may require substantial changes, including acquisition costs, capital development expenditures, adding management and employees who possess the skills we believe we will need to operate a gaming business, and realigning our current organization to reflect this new line of business. Entering into the gaming industry will require an investment in personnel and assets and the assumption of risks that may be greater than we have previously assumed. Due to the capital costs involved with entering into the gaming industry, it is extremely difficult to forecast our future financial performance if we complete the acquisition.

In addition to the typical risks of entering into a new line of business, the gaming industry is subject to extensive state and local regulation. The acquisition of the Golden Nugget Casino will be contingent upon our receipt and maintenance of all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations necessary for the conduct of gaming operations in the State of Nevada. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations.

The scope of the approvals required to acquire and operate a facility is extensive. Obtaining all of such governmental licenses, permits and other approvals will be costly and may require a significant amount of the time of our executive officers at the expense of our other operations. We do not currently hold any state and local licenses and related permits and other approvals necessary to conduct our planned gaming operations in Nevada. Such licenses, permits and other approvals are deemed to be privileges under state law, and we cannot be certain that we will obtain at all, or on a timely basis, all of such required licenses, permits and other approvals. Failure to obtain or maintain the necessary licenses, permits and other approvals could significantly impair our financial positions and results of operations and prevent or delay the acquisition of the Golden Nugget Casino. In the event we do not consummate the Golden Nugget transaction, including among other reasons, our inability to obtain a gaming license, we may be required to forfeit our $25 million deposit placed into escrow at the time we entered into the purchase agreement to acquire the Golden Nugget Casino.

The Nevada Gaming Commission may, in its discretion, require the holder of any securities we issue, to file applications, be investigated and be found suitable to own our securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

Additionally, Nevada regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license that may be granted to us or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming license could require us to make substantial expenditures or could otherwise negatively affect our gaming operations.

If we enter the gaming industry, we will face intense competition.

The United States gaming industry is intensely competitive and features many participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines not located in casinos, Native American gaming, Internet gaming and other forms of gambling in the United States. We would have to compete with many world class destination resorts with greater name recognition, different attractions, amenities and entertainment options than the facilities that we are proposing to acquire. In a broader sense, gaming operations face competition from all manner of leisure and entertainment activities.

We do not have any experience in the gaming industry. If we close the acquisition of the Golden Nugget Casino, our competitors will have more gaming industry experience, and many will be larger and have significantly greater financial, selling and marketing, technical and other resources. Our competitors will include multinational corporations that enjoy widespread name recognition, established brand loyalty, decades of casino operation experience and a diverse portfolio of gaming assets. In addition, our competitors may have superior facilities and/or operating conditions in terms of:

•	themes and attractions which draw a significant number of visitors;

•	amenities offered at the gaming facility and the related support and entertainment facilities;

•	a location more favorably situated to the population base of a market and ease of accessibility to the casino site; and

•	favorable tax or regulatory factors.

If we enter the gaming industry, we will face ongoing competition as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. Legalized casino gaming in these states and on Indian reservations would increase competition and could adversely affect any future gaming operations.

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

Rainforest Cafe has license arrangements relating to the operations and development of Rainforest Cafes in the United Kingdom, Japan, France, Mexico, and Canada. These agreements include a per unit development fee and restaurant royalties ranging from 3% to 7% of revenues. There are eight international units in operation; one is owned outright, and the rest are franchises. We own various equity interests in several of the international franchise locations. Our international operations will be subject to certain external business risks such as exchange rate fluctuations, political instability and the significant weakening of a local economy in which a foreign unit is located. In addition, it may be more difficult to register and protect our intellectual property rights in certain foreign countries.

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names, which could have an adverse affect on our business and results of operations.

Landry’s Seafood House, Joe’s Crab Shack, Rainforest Cafe, Charley’s Crab, Saltgrass Steak House and Chart House are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them. There is no assurance that any of our rights in any of our intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property or against any of our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. The failure to enforce any of our intellectual property rights could have the effect of reducing our ability to capitalize on our efforts to establish brand equity.

We face the risk of adverse publicity and litigation, the cost of which could have a material adverse effect on our business and results of operations.

We may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In addition, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, prospects, financial condition, operating results and/or cash flows.

Unfavorable publicity relating to one or more of our restaurants in a particular brand may taint public perception of the brand.

Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants. In particular, since we depend heavily on the “Joe’s Crab Shack” brand for a majority of our revenues, unfavorable publicity relating to one or more Joe’s Crab Shack restaurants could have a material adverse effect on our business, results of operations, and financial condition.

Labor shortages or increases in labor costs could slow our growth or harm our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including regional operational managers and regional chefs, restaurant general managers and executive chefs, necessary to continue our operations and keep pace with our growth. Qualified individuals that we need to fill these positions are in short supply and competition for these employees is intense. If we are unable to recruit and retain sufficient qualified individuals, our business and our growth could be adversely affected. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs. If our labor costs increase, our results of operations will be negatively affected.

Health concerns relating to the consumption of seafood, beef and other food products could affect consumer preferences and could negatively impact our results of operations.

Consumer food preferences could be affected by health concerns about the consumption of various types of seafood or beef. In addition, negative publicity concerning food quality or possible illness and injury resulting from the consumption of certain types of food, such as negative publicity concerning the levels of mercury or other carcinogens in certain types of seafood, e-coli, “mad cow” and “foot-and-mouth” disease relating to the consumption of beef and other meat products and the publication of government, academic or industry findings about health concerns relating to food products served by any of our restaurants could also affect consumer food preferences. These types of health concerns and negative publicity concerning the food products we serve at any of our restaurants may adversely affect the demand of our food and negatively impact our results of operations.

In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, such as hepatitis A, and other food safety issues that may affect our restaurants. Food-borne illness incidents could be caused by food suppliers and transporters and, therefore, would be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. We face the risk of litigation in connection with any outbreak of food-borne illnesses or other food safety issues at any of our restaurants. If a claim is successful, our insurance coverage may not be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.

Expanding our restaurant base by opening new restaurants in existing markets could reduce the business of our existing restaurants.

Our growth strategy includes opening restaurants in markets in which we already have existing restaurants. We may be unable to attract enough customers to the new restaurants for them to operate at a profit. Even if we are able to attract enough customers to the new restaurants to operate them at a profit, those customers may be former customers of one of our existing restaurants in that market and the opening of new restaurants in the existing market could reduce the revenue of our existing restaurants in that market.

Restaurant companies have been the target of class actions and other lawsuits alleging, among other things, violation of federal and state law.

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We are currently defending purported collective action lawsuits alleging violations of minimum wage provisions of the federal labor laws. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our financial condition or results of operations, and adverse publicity resulting from these allegations may materially adversely affect our business. We offer no assurance that we will not incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

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

In connection with operations in our specialty growth division, we incur significant capital expenditures. As a result, the failure one or more of these projects could have a significant affect on our financial condition and operations.

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

Other risk factors that could cause our actual results to differ materially from those indicated in the “Forward-Looking Statements” in this report include, without limitation, changes in travel and outside dining habits as a result of terrorist activities perceived or otherwise, weather and other acts of God.

There are inherent limitations in all control systems, and misstatements due to error that could seriously harm our business may occur and not be detected.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our acquisition of the Golden Nugget Casino is subject to approval by Nevada Gaming Authorities and we cannot provide any assurances that we will receive such approval

On February 4, 2005, we entered into an agreement to purchase the Golden Nugget Casino in downtown Las Vegas. The gaming industry is highly regulated. The closing of the acquisition and, if successful, our ownership and operation of the Golden Nugget Casino in the State of Nevada is subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as to various local ordinances. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. The Golden Nugget Casino is subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming License Board, which we refer to herein collectively as the Nevada Gaming Authorities. We cannot assure you that we will obtain all required registrations, licenses and approvals on a timely basis or at all, or that, once obtained, the registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. If we ever are prohibited from operating the Golden Nugget Casino, we cannot assure you that we would recover the full value of our investment.

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. These public policy concerns include, among other things:

•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures;

•	maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs, and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.

Changes in these laws, regulations and procedures could have significant negative effects on the Golden Nugget Casino’s gaming operations, if our acquisition is consummated, and our financial condition and results of operations.

Regulation and Licensing for Gaming Operations

On February 4, 2005, we entered into an agreement to purchase the Golden Nugget Casino in downtown Las Vegas. It is anticipated that a wholly-owned subsidiary of ours will acquire the outstanding capital stock of Poster Financial Group, Inc., the owner of the Golden Nugget and that the acquisition will close within the next twelve months, subject to customary closing conditions contained in the purchase agreement. The closing of the acquisition and, if successful, our operation of the Golden Nugget Casino will be subject to the gaming regulations described below.

Introduction.    The ownership and operation of casino gaming facilities in the State of Nevada is subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as to various local ordinances. The Golden Nugget Casino is subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming License Board, which we refer to herein collectively as the Nevada Gaming Authorities.

Owner and Operator Licensing Requirements.    GNLV, Corp., a subsidiary of Poster Financial Group, as the owner and operator of the Golden Nugget Casino, has been licensed by, the Nevada Gaming Authorities as a corporate licensee, which we refer to herein as a company licensee. As a company licensee, GNLV will have to pay periodic fees and taxes. The gaming licenses are not transferable.

Company Registration Requirements.    Before our acquisition of the Golden Nugget Casino, we will be required to apply to, and be found suitable by, the Nevada Gaming Commission to own the equity interests of the subsidiary of ours that will acquire the outstanding capital stock of Poster Financial Group and to be registered by the Nevada Gaming Commission as a publicly traded corporation, which we refer to herein as a registered company, for the purposes of the Nevada Gaming Control Act. Our subsidiary that acquires the stock of Poster Financial Group will be required to apply to, and be found suitable by, the Nevada Gaming Commission to own the equity interests of Poster Financial Group and to be registered by the Nevada Gaming Commission as an intermediary company.

Periodically, we will be required to submit detailed financial and operating reports to the Nevada Gaming Commission and provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements.    No person may become a stockholder of, or receive any percentage of the profits of, an intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. We and our officers, directors and certain key employees will be required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Consequences of Violating Gaming Laws.    If the Nevada Gaming Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate the Golden Nugget Casino and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements for Beneficial Securities Holders.    Regardless of the number of shares held, any beneficial holder of our voting securities, may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of our voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor which has obtained such a waiver may, in certain circumstances, hold up to 19% of a registered company’s voting securities and maintain the waiver for a limited period of time. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.

Consequences of Being Found Unsuitable.    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to us;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Gaming Laws Relating to Securities Ownership.    The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar securities of a registered company, such as our 7.5% senior notes due 2014, to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

We and our subsidiary that will acquire Poster Financial Group will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We will be required to render maximum assistance in determining the identity of the beneficial owner of any of our or such subsidiary’s voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act. We do not know whether this requirement will be imposed on us. However, the certificates representing shares of common stock of our subsidiary that will acquire Poster Financial Group will note that the shares are, or may become, subject to restrictions imposed by applicable gaming laws.

Approval of Public Offerings.    We may not make a public offering of any of our securities without the prior approval of the Nevada Gaming Commission if we intend to use the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering documents or the investment merits of the securities. Any representation to the contrary is unlawful.

Approval of Changes in Control.    Before any person may acquire control of a registered company, such person must obtain the prior approval of the Nevada Gaming Commission with respect to a change in control through:

•	merger;

•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person by which the person obtains control of us.

Entities seeking to acquire control of a registered company must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics.    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Once we become a registered company, approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes.    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with admission charges or the selling or serving of food or refreshments or the selling of merchandise.

Foreign Gaming Investigations.    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons, collectively, referred to as licensees, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

License for Conduct of Gaming and Sale of Alcoholic Beverages.    The conduct of gaming activities and the service and sale of alcoholic beverages at the Golden Nugget Casino is subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board. The Clark County Liquor and Gaming License Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county agency has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “LNY.” As of January 10, 2005, there were approximately 1,104 stockholders of record of the common stock.

The table below sets forth, for the periods indicated, the high and low sale prices as reported on the New York Stock Exchange.

	High	Low
2003
First Quarter	$21.68	$15.05
Second Quarter	24.71	16.35
Third Quarter	24.00	19.36
Fourth Quarter	26.78	20.60
2004
First Quarter	$30.82	$25.30
Second Quarter	33.74	26.61
Third Quarter	30.79	25.85
Fourth Quarter	30.48	24.75

Dividend Policy

Commencing in 2000, we began to pay an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. In April 2004, the annual dividend was increased to $0.20 per share, declared and paid in quarterly installments of $0.05 per share. While we have paid a dividend every quarter since April 2000, the actual declaration and payment of cash dividends depends upon our actual earnings levels, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors. The indenture under which our senior notes due 2014 were issued and our bank credit facility limit our ability to pay increased dividends on our common stock.

Stock Repurchase

In November 1998, we announced the authorization of an open market stock buy back program, and renewed it April 2000, for an additional $36 million. In October 2002, we authorized a $50 million open market stock buy back program and in September 2003, we authorized another $60 million open market stock repurchase program. In October 2004, the Company authorized a $50 million open market stock repurchase program. In early 2005, the Company announced a $50 million authorization to repurchase common stock. These programs have resulted in our aggregate repurchasing of approximately 12.8 million shares of common stock for approximately $157 million through December 31, 2004.

All repurchases of our common stock during the fourth quarter of 2004 were made pursuant to our open market stock repurchase program. The following table summarizes repurchases of our common stock during the fourth quarter of 2004 pursuant to our open market stock repurchase program.

PERIOD	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
October 2004 (October 1 through October 22)	884,600	$27.46	884,600	$91,685,396
November 2004	—	—	—	$91,685,396
December 2004 (December 9 through December 14)	84,400	$28.18	84,400	$89,307,337

Total	969,000	$27.52	969,000	$89,307,337

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. The financial data as of and for the years ended December 31, 2004, 2003, and 2002 are derived from our audited consolidated financial statements which are incorporated by reference herein, and should be read in conjunction with our consolidated financial statements and the notes thereto, which have been audited by Grant Thornton LLP for the year ended December 31, 2004 and Ernst & Young LLP for the years ended December 31, 2003 and 2002. The financial data as of and for the years ended December 31, 2001 and 2000 has been derived from our consolidated financial statements which were previously audited by Arthur Andersen, LLP independent public accountants. These financial statements have been restated to reflect corrections to our accounting for leases. As Arthur Andersen LLP has ceased operations, the adjustments necessary to reflect the corrected lease accounting treatment have not been audited. The financial statements for 2003 and 2002 have been restated to reflect adjustments to our previously filed financial statements that are further described in Note 2 “Restatement” under Notes to Consolidated Financial Statements included in Item 8. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes. All amounts are in thousands, except per share data.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year Ended December 31,
	2004	2003 Restated	2002 Restated	2001 Restated	2000 Restated
INCOME STATEMENT DATA
Revenues	$1,167,475	$1,105,755	$894,795	$746,642	$520,980
Operating costs and expenses:
Cost of revenues	326,108	321,783	257,945	219,684	156,787
Restaurant labor	337,633	323,284	259,198	215,662	147,192
Other restaurant operating expenses	282,412	271,271	224,122	186,529	122,674
General and administrative expenses	58,320	51,704	43,384	38,004	26,652
Depreciation and amortization(1)	57,294	49,092	40,729	34,975	27,265
Asset impairment expense(1)	1,709	13,144	2,200	2,394	6,292
Restaurant pre-opening expenses	5,203	8,650	4,591	2,598	3,402
Store closings and charges(3)	—	—	—	—	2,000

Total operating costs and expenses	1,068,679	1,038,928	832,169	699,846	492,264

Operating income	98,796	66,827	62,626	46,796	28,716
Other (income) expense:
Interest (income) expense, net	15,185	9,561	4,997	9,402	6,617
Other, net	13,544	1,463	(887)	(56)	887

Total other (income) expense(4)	28,729	11,024	4,110	9,346	7,504

Income before taxes & cumulative effect of accounting change	70,067	55,803	58,516	37,450	21,212
Provision for income taxes(2)	3,545	10,889	18,025	11,502	7,021

Net income	$66,522	$44,914	$40,491	$25,948	$14,191

Earnings per share information:
Basic
Net income (loss)	$2.46	$1.63	$1.56	$1.19	$0.61

Average number of common shares outstanding	27,000	27,600	25,900	21,750	23,400
Diluted
Net income (loss)	$2.39	$1.59	$1.51	$1.15	$0.60

Weighted average number of common shares and equivalents outstanding	27,800	28,325	26,900	22,535	23,600
OTHER DATA
EBITDA (Earnings before interest, taxes, depreciation, and amortization)
Total Operating Income	$98,796	$66,827	$62,626	$46,796	$28,716
Add back:
Depreciation and amortization	57,294	49,092	40,729	34,975	27,265
Asset impairment expense	1,709	13,144	2,200	2,394	6,292

EBITDA	$157,799	$129,063	$105,555	$84,165	$62,273

BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)	$161,515	$(38,767)	$(55,475)	$(6,017)	$(39,657)
Total assets	$1,344,952	$1,104,883	$934,898	$692,105	$666,729
Short-term notes payable and current portion of notes and other obligations	$1,700	$1,963	$1,783	$—	$60
Long-term notes and other obligations, noncurrent	$559,545	$299,736	$189,404	$175,000	$155,000
Stockholders’ equity	$600,897	$599,894	$563,406	$391,032	$362,885

(1)	In 2004, 2003, 2002, 2001 and 2000, we recorded asset impairment charges of $1.7 million (1.2 million after tax), $13.1 million ($9.1 million after tax), $2.2 million ($1.5 million after tax), $2.4 million ($1.6 million after tax) and $6.3 million ($4.3 million after tax), respectively, related to the adjustment to estimated fair value of certain restaurant properties and assets. The Company considers the asset impairment expense as additional depreciation and amortization, although shown as a separate line item in the consolidated income statements.

(2)	In 2004 and 2003, we recognized $18.5 million and $6.3 million in income tax benefits for a reduction of the valuation allowance and deferred tax liabilities attributable to tax benefits deemed realizable and reduced accruals.
(3)	In the second quarter of 2000, we recorded a $2.0 million special charge to expense merger costs for our initial failed offer to acquire Rainforest Cafe.
(4)	In 2004 we recorded prepayment penalty expense and other costs related to the refinancing of our long-term debt of approximately $16.6 million ($11.3 million after tax).

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

Introduction

We own and operate full-service, casual dining restaurants. As of December 31, 2004, we operated 297 restaurants. In addition to these units, there were several limited menu restaurants and other properties (as described in Item 1. Business), and two restaurants that were closed temporarily for renovation.

During 2003, we completed a series of relatively small acquisitions, including: separate acquisitions of several well-known individual upscale Houston restaurants; Ocean Journey (a 12 acre aquarium complex in Denver, Colorado): the Holiday Inn on the Beach in Galveston, Texas; and the Galveston Flagship Hotel (subject to an existing lease), for an aggregate cash purchase price of all such acquisitions of approximately $27.0 million, plus the assumption of an $11.4 million non-recourse long-term note payable. These acquisitions included certain future commitments as described in Notes to the Consolidated Financial Statements, Commitments and Contingencies in the paragraph titled “Building Commitments”. The estimated cost of such future commitments are included in the Contractual Obligations table amounts under Other Long-Term Obligations, that is included within this Item 7.

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

The Specialty Growth Division is primarily engaged in operating complementary entertainment and hospitality activities, such as miscellaneous beverage carts and various kiosks, amusement rides and games and some associated limited hotel properties, generally at locations in conjunction with our core restaurant operations. The total assets, revenues, and operating profits of these complementary “specialty” business activities are considered not material to the overall business and below the threshold of a separate reportable business segment under SFAS No. 131.

The Company is in the business of operating restaurants and the above-mentioned complementary activities. The Company does not engage in real estate operations other than those associated with the ownership and operation of its business. The Company owns a fee interest (owns the land and building) in a number of properties underlying its businesses, but it does not engage in real estate sales or real estate management in any significant fashion or format. The Chief Executive Officer, who is responsible for the Company’s operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for all business activities.

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

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as potential acquisitions of other restaurants, restaurant concepts and lines of businesses in other sectors of the hospitality and entertainment industries, general market conditions, competition, and pricing. Forward-looking statements include statements regarding: future capital expenditures (including the amount and nature thereof); business strategy and measures to implement that strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; the effectiveness of our marketing efforts; changing demographics surrounding our restaurants; the effect of tax laws, and any changes therein; same store sales; earnings guidance; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success; the risks described in “Risk Factors” as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Restatement

In late 2004 and early 2005, a number of companies within the restaurant industry announced adjustments to their accounting for leases and the depreciation of leasehold improvements. In consultation with our current and prior external auditors, we also determined that an adjustment was necessary to modify our accounting in these areas. As a result, we have restated our consolidated financial statements for years prior to 2004. Historically, unless otherwise deemed immaterial, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciated our buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable lease term and options, where the failure to renew would result in economic penalty (or the useful life of the assets, if shorter). We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated under the lease regardless of when actual rent payments begin.

All of the following discussion involving results of operations refers to the restated financial statements.

Results of Operations

Restaurant Profitability

The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	27.9%	29.1%	28.8%
Restaurant labor	28.9%	29.2%	29.0%
Other restaurant operating expenses	24.2%	24.5%	25.0%

Restaurant level profit	19.0%	17.2%	17.2%

Year ended December 31, 2004 Compared to the Year ended December 31, 2003

Revenues increased $61,720,108 or 5.6%, from $1,105,755,057 to $1,167,475,165 in the year ended December 31, 2004, compared to the year ended December 31, 2003. The total increase/change in revenue is comprised of the following approximate amounts: 2004 restaurant openings—$87 million; restaurant closings decrease to 2004 revenues—$13 million; locations open 2004 and 2003 including “honeymoon” periods—decrease $13 million. The total number of units open as of December 31, 2004 and 2003 were 297 and 286, respectively.

As a primary result of increased revenues, cost of revenues increased $4,324,630, or 1.3%, from $321,783,377 to $326,108,007 in the year ended December 31, 2004, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the year ended December 31, 2004, decreased to 27.9% from 29.1% in 2003. The decrease in cost of revenues as a percentage of revenues primarily reflects a moderate menu price increase, stable commodities prices and a shift in product mix.

Restaurant labor expenses increased $14,349,131, or 4.4%, from $323,284,399 to $337,633,530 in the year ended December 31, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the year ended December 31, 2004, decreased to 28.9% from 29.2% in 2003, principally due to efficiencies gained from improved scheduling and training techniques.

Other restaurant operating expenses increased $11,141,084, or 4.1%, from $271,270,870 to $282,411,954 in the year ended December 31, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 24.2% in 2004 from 24.5% in 2003, as a primary result of lower advertising partially offset by increased rent expense.

General and administrative expenses increased $6,615,542, or 12.8%, from $51,704,100 to $58,319,642 in the year ended December 31, 2004, compared to the same period in the prior year, and increased as a percentage of revenues to 5.0% in 2004 from 4.7% in 2003. The increase is due to increased compensation and personnel and higher professional fees related to Sarbanes-Oxley.

Combined depreciation and amortization expense and asset impairment expense decreased an aggregate of $3,233,054, or 5.2%, from an aggregate of $62,235,831 to $59,002,777 in the year ended December 31, 2004, compared to the same period in the prior year. The decrease for 2004 was primarily due to an increase in depreciation related to the addition of new restaurants and equipment offset by a decrease in impairment charges. Asset impairment expense of approximately $1,700,000 relating to underperforming and closed restaurants was recorded for 2004, while approximately $13,100,000 was included in the 2003 amount.

The impairment charge in fiscal 2004 resulted from sales declines in one particular restaurant, combined with deterioration in the specific restaurant’s profitability and management’s lowered outlook for improvement in such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment. A similar evaluation of our units was performed in 2003, resulting in the write down of six under-performing and three closed restaurants. Included in the 2003 amounts were four Landry’s division, three Joe’s Crab Shack, and two Crab House units. The following is a summary of related charges and expenses:

	Years ended December 31,
	2004	2003	2002
Asset Impairment	$1,700,000	$13,100,000	$2,200,000
Accrued Estimated Lease Termination Payments	$—	$1,300,000	$—

	$1,700,000	$14,400,000	$2,200,000

Restaurant pre-opening expenses were $5,203,518 for the year ended December 31, 2004, compared to $8,650,178 for the same period in the prior year. The decrease for the 2004 period was attributable to a decrease in units opened in 2004 as compared to 2003.

The increase in net interest expense in the year ended December 31, 2004 as compared to the prior year is primarily due to higher borrowings, as well as an increase in our average borrowing rate.

The increase in other expense, net is comprised primarily of $14.6 million in pre-payment penalties, and related fees associated with the pay down of our $150 million senior notes and bank credit facility both of which were entered into in 2003 partially offset by $1.1 million in business interruption insurance recoveries. Other expense for 2003 is primarily expenses related to abandoned project costs.

Provision for income taxes decreased by $7,343,739 to $3,544,778 in the year ended December 31, 2004 from $10,888,517 in 2003 primarily due to changes in our pre-tax income offset by a net $18.5 million income tax benefit gained from a reversal of the remaining valuation allowance attributable to tax benefits associated with the Rainforest Cafe acquisition deemed realizable. The previously established valuation allowance was reversed at December 31, 2004, due to the strong 2004 and future forecasted profitability of the Rainforest Cafe restaurants, a successful transition from a tax-loss incurring stand-alone public company to a highly profitable and taxable income producing wholly-owned subsidiary of the Company, coupled with the approaching end of specific recognition limitations on allowable deductions and tax assets and the 2004 resolution of certain tax issues, which caused management to believe the remaining deferred tax assets previously reserved would more likely than not be realized. In 2003, an income tax benefit of $6.3 million was recognized from reversal of the valuation reserve attributable to tax assets deemed realizable and reduced accruals.

Year ended December 31, 2003 Compared to the Year ended December 31, 2002

Revenues increased $210,960,436, or 23.6%, from $894,794,621 to $1,105,755,057 for the year ended December 31, 2003, compared to the year ended December 31, 2002. The total increase/change in revenue is comprised of the following approximate amounts: 2003 restaurant openings—$81 million; 2002 acquisitions incremental revenues for 2003 over 2002 partial year results—$139 million; restaurant closings decrease to 2003 revenues—$8 million; locations open 2003 and 2002 including “honeymoon” periods—decrease $2 million. The total number of units open as of December 31, 2003 and 2002 were 286 and 267, respectively.

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

Other restaurant operating expenses increased $47,149,352, or 21.0%, from $224,121,518 to $271,270,870 in the year ended December 31, 2003, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 24.5% in 2003 from 25.0% in 2002, as a primary result of lower rent expense from the acquired Saltgrass Steak House restaurants.

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

Combined depreciation and amortization expense and asset impairment expense increased an aggregate of $19,306,121, or 45.0%, from an aggregate of $42,929,710 to $62,235,831 in the year ended December 31, 2003, compared to the same period in the prior year. The increase for 2003 was primarily due to the addition of new restaurants and equipment and restaurant acquisitions. Asset impairment expense of $13,100,000 relating to six underperforming and three closed restaurants was included in the 2003 amount, and $2,200,000 was included for 2002. Included in the 2003 amounts were four Landry’s division, three Joe’s Crab Shack, and two Crab House restaurants.

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

Provision for income taxes decreased by $7,136,218 to $10,888,517 in the year ended December 31, 2003 from $18,024,735 in 2002 primarily due to changes in our pre-tax income offset by a $6,300,000 income tax benefit gained from a reduction of the valuation allowance and deferred tax liabilities attributable to tax benefits deemed realizable and reduced accruals. The previously established valuation allowance was reduced at December 31, 2003, due to the strong 2003 and future forecasted profitability of the Rainforest Cafe restaurants, 2003 completion of a successful transition from a tax-loss incurring stand-alone public company to a highly profitable and taxable income producing wholly-owned subsidiary of the Company, coupled with the approaching end of specific recognition limitations on allowable deductions and tax assets and the 2003 resolution of certain tax issues, which caused management to believe that a portion of the deferred tax assets previously reserved would more likely than not be realized and accruals reduced.

Liquidity and Capital Resources

In December 2004, the Company refinanced its existing revolving credit facility and existing senior notes by entering into a new five year $300.0 million Bank Credit Facility and a six year $150.0 million Term Loan. The Bank Credit Facility matures in December 2009 and the Term Loan matures in December 2010. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Interest on the Term Loan is payable quarterly at Libor plus a financing spread. The Company’s financing spread under both the Bank Credit Facility and the Term Loan is currently 1.75% for Libor borrowings and 0.75% for base rate borrowings. As of December 31, 2004, the Company had approximately $286.2 million available under the existing credit facility for expansion and working capital purposes.

Concurrent with the closing of the Bank Credit Facility and Term Loan in December 2004, the Company also issued $400.0 million in senior notes through a private placement offering. The senior notes are general unsecured obligations of the Company and mature December 2014. Interest is payable semi-annually at 7.5%.

Net proceeds from the Bank Credit Facility and senior notes totaled $536.6 million and were used to repay all outstanding liabilities under the existing credit facility and senior notes. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

The Bank Credit Facility and Term Loan are secured by substantially all real and personal property of subsidiaries of the Company, and governed by certain financial covenants, including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements.

In October 2003, the Company refinanced a previous bank credit facility by issuing long-term notes totaling $150.0 million through a private placement of debt and amending and extending the existing bank credit facility to a four-year $200.0 million revolving credit facility (the “Former Bank Credit Facility”) later increased to $225 million. The long-term notes had maturities ranging from October 2009 through October 2013, and the Former Bank Credit Facility matured in October 2007. Interest on the long-term notes was paid quarterly at an average rate of 5.95%. Interest on the Former Bank Credit Facility was payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. The Former Bank Credit Facility, long-term notes, and all future related liabilities were paid down in full with the proceeds from the December 2004 refinancing.

A wholly-owned subsidiary of ours assumed an $11.4 million 9.39% non-recourse, long-term note payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments under this note aggregate $102,000 monthly.

During the year ended December 31, 2004, the Company repurchased $62.8 million of common stock. In September 2003, the Company authorized an open market stock repurchase program for $60 million. In October 2004, the Company authorized a $50 million stock repurchase program. In early 2005, the Company authorized a $50 million stock repurchase program. The Company expects to make opportunistic repurchases of its common stock.

Working capital increased from a deficit of $38.8 million as of December 31, 2003 to $161.5 million as of December 31, 2004 primarily due to issuance of the 7.5% senior notes and a refinancing of the Company’s bank debt in December 2004. Cash flow to fund future operations, new restaurant development, and acquisitions will be generated from operations and available capacity under the Company’s current Bank Credit Facility.

In 2004, the Company spent $96.4 million on capital expenditures including opening 16 new units. An additional five Chart House units were purchased out of a master lease agreement for $14.3 million. Also included in cash flow from investing activities was the payment to settle all future contingent obligations related to the financial performance of the Saltgrass Steak House restaurants and settlement of certain acquisition integration costs. In 2005, we expect to spend approximately $60 million including opening 12 – 15 units. We also plan to spend an additional $140 million plus certain working capital liabilities in 2005 or 2006 to complete our pending acquisition of the Golden Nugget Hotel and Casino in downtown Las Vegas, Nevada.

As of December 31, 2004, the Company had contractual obligations as described below. These obligations are expected to be funded primarily through cash on hand, cash flow from operations, working capital, the Bank Credit Facility and additional financing sources in the normal course of business operations.

Contractual Obligations (in thousands)	2005	2006- 2007	2008- 2009	Thereafter
Operating Leases	$44,040	$79,408	$63,298	$248,197
Long-Term Debt	$1,700	$3,461	$3,502	$552,582
Unconditional Purchase Obligations	$52,119	$5,091	$2,757	$1,550
Other Long-Term Obligations	$6,822	$9,044	$566	$15,000

Total Cash Obligations	$104,681	$97,004	$70,123	$817,329

Other Commercial Commitments (in thousands)	2005	2006- 2007	2008- 2009	Thereafter
Line of Credit	$—	$—	$—	$—
Standby Letters of Credit	$13,767	$—	$—	$—

Total Commercial Commitments	$13,767	$—	$—	$—

From time to time, we review opportunities for restaurant acquisitions and investments in the hospitality, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2005.

As a primary result of establishing long-term borrowings, the Company will incur higher interest expense in the future. However, the Company has mitigated a portion of the higher interest expense by entering into a fair value hedge with a notional amount of $50.0 million, whereby the Company swapped higher fixed interest rates of the 7.5% senior notes due 2014 for floating interest rates equal to six month Libor plus a financing spread of 2.38%.

Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts. The company increased the annual dividend to $0.20 per share in April 2004.

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

We operate approximately 300 properties and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, generally excluding the owned land component, of approximately $2 million, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

The Company maintains a large deductible insurance policy related to general liability and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence cash outlay. Accrued expenses and other liabilities include estimated costs to settle unpaid claims and estimated incurred but not reported claims using actuarial methodologies.

We follow the intrinsic value method of accounting for stock options, and as such do not record compensation expense related to amounts outstanding. Effective with the quarter ending September 30, 2005, we will expense compensation related to stock options in accordance with SFAS 123(R).

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities” in January 2003. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46(R) requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both. Adoption of FIN 46(R) did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” which amended ARB 43. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges, effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets”. This statement amends APB 29 to require certain non-monetary exchange transactions to be recorded on a carry over cost basis if future cash flows are not expected to change significantly. The statement is effective for fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments.” This statement requires the expensing of stock options in the financial statements for periods no later than the annual or interim periods beginning after June 15, 2005. The Company has determined at this time to implement the statement during the interim period ending September 30, 2005, but as of yet the company has not made a determination of the valuation methodology and, therefore, has not determined the impact to future periods.

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

Interest Rate Risk

Total debt at December 31, 2004 included $200.0 million of floating-rate debt attributed to borrowings at an average interest rate of 5.8%. As a result, our annual interest cost in 2005 will fluctuate based on short-term interest rates.

In connection with the 7.5% senior notes due 2014, the Company entered into an interest swap agreement with the objective of managing our exposure to interest rate risk and lowering interest expense. The agreement was effective beginning December 2004 and matures in ten years for an aggregate notional amount of $50 million.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.6%) would be approximately $1.2 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2004, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are set forth commencing on page 47.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2004, Ernst & Young LLP (“E&Y”) was dismissed as independent public accountants for Landry’s Restaurants, Inc. (the “Company”), effective upon that date, and on May 3, 2004, Grant Thornton LLP was appointed as the new independent public accountants for the Company to replace E&Y for the fiscal year ending December 31, 2004. The decision to dismiss E&Y and to appoint Grant Thornton LLP was recommended by the Audit Committee of the Company’s Board of Directors and was approved by the Company’s Board of Directors. The decision to dismiss E&Y was the result of the Company’s and E&Y’s conclusion to discontinue the client-auditor relationship.

E&Y’s reports on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

We have had no disagreements with our accountants on any accounting or financial disclosures.

On July 30, 2002, Arthur Andersen LLP (“Andersen”) was dismissed as independent public accountants for Landry’s Restaurants, Inc. (the “Company”) effective upon that date and Ernst & Young LLP was appointed as the new independent public accountants for the Company to replace Andersen for the fiscal year ending December 31, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, as stated in their report which is included herein.

Management’s Consideration of the Restatement

In coming to the conclusion that our internal control over financial reporting was effective as of December 31, 2004, our management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the need to restate our previously issued financial statements as disclosed in “Note 2” to the accompanying consolidated financial statements included in this Form 10-K. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, our management concluded that, as of December 31, 2004, we otherwise had effective internal control over financial reporting, including controls over the application of accounting principles, and that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

Changes in Internal Control over Financial Reporting

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act

Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of the year ended December 31, 2004 in previously filed reports on Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to our directors and executive officers are incorporated by reference from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004. The Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other financial officers, which is a “Code of Ethics” as defined by applicable rules of the Securities and Exchange Commission. A copy of our Code of Ethics has been previously filed and is incorporated by reference as an exhibit hereto. If the Company makes any amendments to this Code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this Code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the stockholders(1)	620,223	$9.69	1,300,000
Equity compensation plans not approved by the stockholders(2)	2,018,100	$16.78	200,000

Total	2,638,323	$15.12	1,500,000

(1)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted with stockholder approval:

(a)

The Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan authorizes the issuance of up to 2,162,500 shares, all of which are currently held in our treasury. This plan allows awards of non- qualified stock options, which may include stock appreciation rights, to our consultants, employees and non-employee directors. The plan is administered by our Compensation committee. Terms of the award, such as vesting and exercise price, are to be determined by the Compensation committee and set forth in the grant agreement for each award.

(b)	The Company maintains two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options may be granted to eligible employees and non-employee directors of the Company or its subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock of the Company. The Stock Option Plans are administered by the Stock Option Committee of the Board of Directors (the Committee), which determines at its discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. The Committee may grant either non-qualified stock options or incentive stock options, as defined by the Internal Revenue Code of 1986, as amended.
(c)	The Company also maintains the 1995 Flexible Incentive Plan, which was adopted in 1995, (Flex Plan), as amended, for key employees of the Company. Under the Flex Plan eligible employees may receive stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock which may be issued under the Flex Plan (or with respect to which awards may be granted) may not exceed 2,000,000 shares.

(2)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted without stockholder approval:

(a)	The Landry’s Restaurants, Inc. 2003 Equity Incentive Plan authorizes the issuance of up to 700,000 shares, all of which are currently held in our treasury. This plan allows awards of both qualified and non-qualified stock options, restricted stock, cash equivalent values, and tandem awards to employees. The plan is administered by our compensation committee. Terms of the award, such as vesting and exercise price, are to be determined by the compensation committee and set forth in the grant agreement for each award.
(b)	On July 22, 2002, we issued options to purchase an aggregate of 437,500 shares under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets.
(c)	On July 22, 2002, we issued options to purchase an aggregate of 6,000 shares to our non-employee directors. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years.
(d)	On March 16, 2001, we issued options to purchase an aggregate of 387,500 shares to our senior management under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets.
(e)	On March 16 and September 13, 2001, options to purchase an aggregate of 240,000 shares were issued to certain of our individual employees, under individual option grant agreements. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control.
(f)	On April 27, 1995, Landry’s issued options to purchase an aggregate of 600,000 shares under an individual stock option agreement with Landry’s President and CEO. Options under the agreement were granted at market price and expire ten years from the date of grant. These options vested in equal installments over a period of three years.
(g)	In addition, the Company will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with a 10 year vest from grant date, and a minimum of 800,000 stock options. 200,000 restricted common shares have been issued subject to vesting on the tenth anniversary.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information regarding the fees we paid to our principal accountants, including Audit Fees, Audit-Related Fees, Tax Fees and all other fees is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

	The following financial statements are set forth herein commencing on page 43:
		—Report of Independent Registered Public Accounting Firm
		Grant Thornton LLP
		Ernst & Young LLP
		—Consolidated Balance Sheets as of December 31, 2004 and 2003
		—Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
		—Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
		—Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.
		—Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules—Not applicable.

(b)	Exhibits

Exhibit No.	Exhibit

*2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino.

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

*3.3	Certificate of Amendment to Certificate of Incorporation

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

Exhibit No.	Exhibit

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

*10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers.

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.20	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

Exhibit No.	Exhibit

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

*10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C.

*10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

*10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC

*10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 21 of the Company’s Form 10-K for the year ended December 31, 2003)

*23.1	Consent of Grant Thornton LLP

*23.2	Consent of Ernst & Young LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(b)

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Landry’s Restaurants, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Landry’s Restaurants, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landry’s Restaurants, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Landry’s Restaurants, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Landry’s Restaurants, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2004, and the related statements of income, stockholders’ equity, and cash flows for the year then ended, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

GRANT THORNTON LLP

Houston, Texas

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Landry’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheet of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Landry’s Restaurants, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2005, expressed an unqualified opinion thereon.

GRANT THORNTON LLP

Houston, Texas

March 14, 2005

REPORT OF INDEPENDENT PUBLIC REGISTERED PUBLIC ACCOUNTING FIRM

To Landry’s Restaurants, Inc.:

We have audited the accompanying consolidated balance sheet of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landry’s Restaurants, Inc., and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its 2002 and 2003 financial statements.

ERNST & YOUNG LLP

Houston, Texas

February 11, 2004

except for Note 2 and Note 11

    as to which the date is March 14, 2005

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003 Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,394,032	$35,211,319
Accounts receivable—trade and other	18,595,531	23,271,831
Inventories	55,004,153	47,772,298
Deferred taxes	10,859,160	6,858,350
Other current assets	11,630,527	7,490,383

Total current assets	297,483,403	120,604,181

PROPERTY AND EQUIPMENT, net	1,007,296,936	967,672,970
GOODWILL	18,527,547	7,527,547
OTHER ASSETS, net	21,644,385	9,078,787

Total assets	$1,344,952,271	$1,104,883,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,341,318	$82,894,048
Accrued liabilities	84,955,488	74,302,641
Income taxes payable	971,175	211,131
Current portion of long-term notes and other obligations	1,700,496	1,963,189

Total current liabilities	135,968,477	159,371,009

LONG-TERM NOTES, NET OF CURRENT PORTION	559,545,092	299,735,906
DEFERRED TAXES	13,343,631	20,549,998
OTHER LIABILITIES	35,198,105	25,332,659

Total liabilities	744,055,305	504,989,572

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 25,607,573 and 27,653,852 issued and outstanding, respectively	256,076	276,539
Additional paid-in capital	401,228,736	439,616,066
Deferred compensation	(4,281,670)	(1,868,750)
Retained earnings	203,693,824	161,870,058

Total stockholders’ equity	600,896,966	599,893,913

Total liabilities and stockholders’ equity	$1,344,952,271	$1,104,883,485

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003 Restated	2002 Restated
REVENUES	$1,167,475,165	$1,105,755,057	$894,794,621
OPERATING COSTS AND EXPENSES:
Cost of revenues	326,108,007	321,783,377	257,944,741
Restaurant labor	337,633,530	323,284,399	259,197,964
Other restaurant operating expenses	282,411,954	271,270,870	224,121,518
General and administrative expenses	58,319,642	51,704,100	43,383,799
Depreciation and amortization	57,294,123	49,091,466	40,729,710
Asset impairment expense	1,708,654	13,144,365	2,200,000
Restaurant pre-opening expenses	5,203,518	8,650,178	4,590,972

Total operating costs and expenses	1,068,679,428	1,038,928,755	832,168,704
OPERATING INCOME	98,795,737	66,826,302	62,625,917
OTHER EXPENSE (INCOME):
Interest expense, net	15,185,605	9,561,482	4,997,022
Other, net	13,543,626	1,462,450	(886,657)

	28,729,231	11,023,932	4,110,365
INCOME BEFORE INCOME TAXES	70,066,506	55,802,370	58,515,552
PROVISION FOR INCOME TAXES	3,544,778	10,888,517	18,024,735

NET INCOME	$66,521,728	$44,913,853	$40,490,817

EARNINGS PER SHARE INFORMATION:

BASIC
Net income	$2.46	$1.63	$1.56
Weighted average number of common shares outstanding	27,000,000	27,600,000	25,900,000

DILUTED
Net income	$2.39	$1.59	$1.51
Weighted average number of common and common share equivalents outstanding	27,800,000	28,325,000	26,900,000

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2001	21,996,369	$219,964	$305,598,659	$—	$87,852,000	$393,670,623
Prior period adjustments, net of tax	—	—	—	—	(2,638,836)	(2,638,836)

BALANCE, December 31, 2001 (Restated)	21,996,369	219,964	305,598,659	—	85,213,164	391,031,787
Net income (Restated)	—	—	—	—	40,490,817	40,490,817
Dividends paid	—	—	—	—	(2,500,387)	(2,500,387)
Issuance of common stock, net	5,297,500	52,975	132,524,341	—	—	132,577,316
Purchase of common stock held for treasury	(304,904)	(3,049)	(5,317,638)	—	(1,413,550)	(6,734,237)
Exercise of stock options and tax benefit	782,514	7,825	8,532,681	—	—	8,540,506

BALANCE, December 31, 2002 (Restated)	27,771,479	277,715	441,338,043	—	121,790,044	563,405,802
Net income (Restated)	—	—	—	—	44,913,853	44,913,853
Dividends paid	—	—	—	—	(2,768,997)	(2,768,997)
Purchase of common stock held for treasury	(468,823)	(4,688)	(6,347,881)	—	(2,064,842)	(8,417,411)
Exercise of stock options and tax benefit	251,196	2,512	2,676,904	—	—	2,679,416
Issuance of restricted stock	100,000	1,000	1,949,000	(1,950,000)	—	—
Amortization of deferred compensation	—	—	—	81,250	—	81,250

BALANCE December 31, 2003 (Restated)	27,653,852	276,539	439,616,066	(1,868,750)	161,870,058	599,893,913
Net income	—	—	—	—	66,521,728	66,521,728
Dividends paid	—	—	—	—	(4,783,404)	(4,783,404)
Purchase of common stock held for treasury	(2,291,800)	(22,918)	(42,843,341)	—	(19,914,558)	(62,780,817)
Exercise of stock options and tax benefit	145,521	1,455	1,612,011	—	—	1,613,466
Issuance of restricted stock	100,000	1,000	2,844,000	(2,845,000)	—	—
Amortization of deferred compensation	—	—	—	432,080	—	432,080

BALANCE December 31, 2004	25,607,573	$256,076	$401,228,736	$(4,281,670)	$203,693,824	$600,896,966

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003 Restated	2002 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,521,728	$44,913,853	$40,490,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,294,123	49,091,466	40,729,710
Asset impairment expense	1,708,654	13,144,365	2,200,000
Deferred provision (benefit)	(3,937,176)	10,621,027	6,177,682
Deferred rent and other charges (income), net	3,151,551	987,648	1,499,209
Financing prepayment expenses	16,649,009	—	—
Changes in assets and liabilities:
(Increase) decrease in trade and other receivables	5,834,208	(3,342,672)	(3,826,716)
(Increase) decrease in inventories	(7,231,855)	(6,651,658)	(4,044,169)
(Increase) decrease in other assets	(4,377,660)	4,425,932	(5,762,491)
Increase (decrease) in accounts payable and accrued liabilities	(23,999,700)	10,745,609	35,320,385

Total adjustments	45,091,154	79,021,717	72,293,610

Net cash provided by operating activities	111,612,882	123,935,570	112,784,427
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(110,670,371)	(163,376,622)	(116,102,768)
Proceeds from sale of property and equipment	6,095,733	—	2,097,870
Business acquisitions, net of cash acquired	(12,930,565)	(27,035,893)	(161,108,095)

Net cash used in investing activities	(117,505,203)	(190,412,515)	(275,112,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	132,577,316
Purchases of common stock for treasury	(62,780,817)	(8,417,411)	(6,734,237)
Proceeds from exercise of stock options	1,349,771	1,826,816	7,134,631
Payments of debt and related expenses, net	(176,313,705)	(1,906,503)	(404,114)
Proceeds (payments) on credit facility, net	(122,000,000)	(49,000,000)	15,052,548
Financing proceeds, net	536,603,189	148,076,160	—
Dividends paid	(4,783,404)	(2,768,997)	(2,500,387)

Net cash provided by financing activities	172,075,034	87,810,065	145,125,757
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	166,182,713	21,333,120	(17,202,809)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,211,319	13,878,199	31,081,008

CASH AND CASH EQUIVALENTS AT END OF YEAR	$201,394,032	$35,211,319	$13,878,199

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$15,988,418	$8,675,327	$5,567,196
Income taxes	$9,949,203	$5,698,821	$8,689,374

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

Accounts Receivable

Accounts receivable is comprised primarily of amounts due from the Company’s credit card processor and receivables from national storage and distribution companies with which we contract to provide services. These sales transactions between the Company and the national storage and distribution companies do not have an impact on our consolidated statements of income. In connection with these services, certain of our inventory items are conveyed to the storage and distribution companies at cost (including freight and holding charges but without any general overhead costs). These transactions do not impact the consolidated statements of income as there is no profit recognition and no revenue or expenses are recognized in the financial statements since they are without economic substance other than drayage. We reacquire these items, although not obligated to, when subsequently delivered to the restaurants at cost plus the distribution company’s contractual mark-up. Also included in accounts receivable is income tax receivables of $4.6 million and $9.2 million in 2004 and 2003, respectively.

Inventories

Inventories consist of food and beverages used in restaurant operations and complementary retail goods and are recorded at the lower of cost or market value as determined by the average cost for food and beverages and by the retail method on the first-in, first-out basis for retail goods. Inventories consist of the following:

	December 31,
	2004	2003
Food and beverage	$41,676,925	$32,458,803
Retail goods	13,327,228	15,313,495

	$55,004,153	$47,772,298

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company computes depreciation using the straight-line method. The estimated lives used in computing depreciation are generally as follows: buildings and improvements—5 to 40 years; furniture, fixtures and equipment—5 to 15 years; and leasehold improvements—shorter of 40 years or lease term, including extensions where such are reasonably assured of renewal.

Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term plus option periods where failure to renew results in economic penalty. Any contributions made by landlords or tenant allowances with economic value are recorded as deferred liabilities and amortized as a reduction to rent expense over the life of the lease plus option periods where failure to renew results in economic penalty.

Interest is capitalized in connection with restaurant construction and development activities, and other real estate development projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During 2004, 2003 and 2002, the Company capitalized interest costs of approximately $1.2 million, $2.1 million and $2.0 million, respectively.

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

Development Costs

Certain direct costs are capitalized in conjunction with site selection for planned future restaurants, acquiring restaurant properties and other real estate development projects. Direct and certain related indirect costs of the construction department, including rent and interest, are capitalized in conjunction with construction and development projects. These costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized over the life of the related building and leasehold interest. Costs related to abandoned site selections, projects, and general site selection costs which cannot be identified with specific restaurants are expensed.

Advertising

Advertising costs are expensed as incurred during such year. Advertising expenses were $29.6 million, $33.6 million and $32.1 million in 2004, 2003 and 2002, respectively.

Goodwill and Intangible Assets

Goodwill is not amortized, but instead tested for impairment at least annually. Other intangible assets are amortized over the life of the related agreement. These amounts are included in goodwill and other assets in the accompanying consolidated balance sheets, respectively.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Rent

Rent expense under operating leases is calculated using the straight line method whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. The lease term begins on the date the Company is obligated under the lease and includes option periods where failure to renew results in economic penalty. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years.

The difference between rent expense recognized and actual rental payments is recorded as a deferred rent liability and included in other long term liabilities.

Insurance

The Company maintains a large deductible insurance policy related to general liability and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence cash outlay. Accrued expenses and other liabilities include the estimated costs to settle unpaid claims and estimated incurred but not reported claims using actuarial methodologies.

Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate the carrying amounts due to their short maturities. The fair value of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our long-term debt approximate their carrying values.

The Company utilizes interest rate swap agreements to manage its exposure to interest rate risk. The Company’s interest rate swap agreements qualify as fair value hedges and are recorded at fair value. As such, the gains or losses on the swaps are offset by corresponding gains or losses on the related debt.

Earnings Per Share and Stock Option Accounting

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and restricted stock grants are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.

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

	2004	2003	2002
Net income, as reported	$66,521,728	$44,913,853	$40,490,817
Less: stock based compensation expense using fair value method, net of related tax effects	$(1,200,000)	$(2,100,000)	$(1,800,000)

Pro forma net income	$65,321,728	$42,813,853	$38,690,817

Earnings per share
Basic, as reported	$2.46	$1.63	$1.56

Basic, pro forma	$2.42	$1.55	$1.49

Diluted, as reported	$2.39	$1.59	$1.51

Diluted, pro forma	$2.35	$1.51	$1.44

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: amortization over the respective vesting periods, expected lives of 6 years, and expected stock price volatility of approximately 40% in all years, and dividend yield of 0.7% and 0.4% and an interest rate of approximately 3.9%, and 2.9% in 2004 and 2002, respectively. The weighted average fair value per share of options granted during 2004 and 2002 was $11.83, and $7.83, respectively. Options for 16,000 shares were granted in 2003 and were not deemed material for the above calculations.

Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Segment Reporting

As of December 31, 2004, the Company operated 297 full-service casual dining restaurants which are a part of a single operating segment. The restaurants operate principally in the United States and provide similar products to similar customers. The restaurants generally possess similar pricing structures resulting in the potential for similar long-term expected financial performance characteristics. Revenues are from the sale of food, beverages and complementary retail items.

The Specialty Growth Division is primarily engaged in operating complementary entertainment and hospitality activities, such as miscellaneous beverage carts and various kiosks, amusement rides and games and some associated limited room and service hotel and motel type properties, generally at locations in conjunction with our core restaurant operations. The total assets, revenues, and operating profits of these complementary “specialty” business activities are not considered material to the overall business and below the threshold of a separate reportable business segment under SFAS No. 131.

The Company is in the business of operating restaurants and the above-mentioned complementary activities. The Company does not engage in real estate operations other than those associated with the ownership and operation/management of its business. The Company owns a fee interest (owns the land and building) in a number of properties underlying its businesses, but it does not engage in real estate sales or real estate management in any significant fashion or format. The Chief Executive Officer, who is responsible for the

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for all business activities.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities” in January 2003. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46(R) requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both. Adoption of FIN 46(R) did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” which amended ARB 43. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges, effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets”. This statement amends APB 29 to require certain non-monetary exchange transactions to be recorded on a carry over cost basis if future cash flows are not expected to change significantly. The statement is effective for fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments.” This statement requires the expensing of stock options in the financial statements for periods no later than the annual or interim periods beginning after June 15, 2005. The Company will implement the statement during the interim period ending September 30, 2005, but as of yet the Company has not made a determination of the valuation methodology and, therefore, has not determined the impact to future periods. The Company may adopt this pronouncement on a modified prospective basis or by restating prior years. No decision has been made regarding the implementation method at this time.

2.  RESTATEMENT

Following a review of our lease accounting and leasehold depreciation policies, we determined that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for years prior to 2004. Historically, unless otherwise deemed immaterial, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciated our buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable lease term and options, where the failure to renew would result in economic penalty (or the useful life of the assets, if shorter). We previously

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated under the lease regardless of when actual rent payments begin.

The following is a summary of the impact of the restatement on (i) our consolidated balance sheet at December 31, 2003 and (ii) our consolidated statements of income for the fiscal years ended December 31, 2003 and 2002. The restatement did not impact cash flow.

	December 31,
	2003	Adjustments	2003 Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,211,319	$—	$35,211,319
Accounts receivable—trade and other	23,271,831	—	23,271,831
Inventories	47,772,298	—	47,772,298
Deferred taxes	6,858,350	—	6,858,350
Other current assets	7,490,383	—	7,490,383

Total current assets	120,604,181	—	120,604,181

PROPERTY AND EQUIPMENT, net	965,574,991	2,097,979	967,672,970
GOODWILL	7,527,547	—	7,527,547
OTHER ASSETS, net	9,078,787	—	9,078,787

Total assets	$1,102,785,506	$2,097,979	$1,104,883,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,894,048	$—	$82,894,048
Accrued liabilities	74,512,641	(210,000)	74,302,641
Income taxes payable	211,131	—	211,131
Current portion of long-term notes and other obligations	1,963,189	—	1,963,189

Total current liabilities	159,581,009	(210,000)	159,371,009

LONG-TERM NOTES, NET OF CURRENT PORTION	299,735,906	—	299,735,906
DEFERRED TAXES	23,395,713	(2,845,715)	20,549,998
OTHER LIABILITIES	15,522,129	9,810,530	25,332,659

Total liabilities	498,234,757	6,754,815	504,989,572

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 60,000,000 shares authorized, 27,653,852 issued and outstanding	276,539	—	276,539
Additional paid-in capital	439,616,066	—	439,616,066
Deferred compensation	(1,868,750)	—	(1,868,750)
Retained earnings	166,526,894	(4,656,836)	161,870,058

Total stockholders’ equity	604,550,749	(4,656,836)	599,893,913

Total liabilities and stockholders’ equity	$1,102,785,506	$2,097,979	$1,104,883,485

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Income

Summary of Restatement Impacts

For the Year Ended December 31, 2003

	As Reported	Adjustments	As Restated
REVENUES	$1,105,755,057	$—	$1,105,755,057
OPERATING COSTS AND EXPENSES:
Cost of revenues	321,783,377	—	321,783,377
Restaurant labor	323,284,399	—	323,284,399
Other restaurant operating expenses	269,947,381	1,323,489	271,270,870
General and administrative expenses	51,704,100	—	51,704,100
Depreciation and amortization	48,824,493	266,973	49,091,466
Asset impairment expense	13,144,365	—	13,144,365
Restaurant pre-opening expenses	8,650,178	—	8,650,178

Total operating costs and expenses	1,037,338,293	1,590,462	1,038,928,755
OPERATING INCOME	68,416,764	(1,590,462)	66,826,302
OTHER EXPENSE (INCOME):
Interest expense, net	9,561,482	—	9,561,482
Other, net	1,462,450	—	1,462,450

Total other expense	11,023,932	—	11,023,932
INCOME BEFORE INCOME TAXES	57,392,832	(1,590,462)	55,802,370
PROVISION FOR INCOME TAXES	11,491,778	(603,261)	10,888,517

NET INCOME	$45,901,054	$(987,201)	$44,913,853

EARNINGS PER SHARE INFORMATION:

BASIC—
Net Income	$1.66	$(0.03)	$1.63
Weighted average number of common shares outstanding	27,600,000	—	27,600,000

DILUTED—
Net Income	$1.62	$(0.03)	$1.59
Weighted average number of common and common share equivalents outstanding	28,325,000	—	28,325,000

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Income

Summary of Restatement Impacts

For the Year Ended December 31, 2002

	As Reported	Adjustments	As Restated
REVENUES	$894,794,621	$—	$894,794,621
OPERATING COSTS AND EXPENSES:
Cost of revenues	257,944,741	—	257,944,741
Restaurant labor	259,197,964	—	259,197,964
Other restaurant operating expenses	222,710,506	1,411,012	224,121,518
General and administrative expenses	43,383,799	—	43,383,799
Depreciation and amortization	40,480,020	249,690	40,729,710
Asset impairment expense	2,200,000	—	2,200,000
Restaurant pre-opening expenses	4,590,972	—	4,590,972

Total operating costs and expenses	830,508,002	1,660,702	832,168,704
OPERATING INCOME	64,286,619	(1,660,702)	62,625,917
OTHER EXPENSE (INCOME):
Interest expense, net	4,997,022	—	4,997,022
Other, net	(886,657)	—	(886,657)

Total other expense	4,110,365	—	4,110,365
INCOME BEFORE INCOME TAXES	60,176,254	(1,660,702)	58,515,552
PROVISION FOR INCOME TAXES	18,654,638	(629,903)	18,024,735

NET INCOME	$41,521,616	$(1,030,799)	$40,490,817

EARNINGS PER SHARE INFORMATION:

BASIC—
Net Income	$1.60	$(0.04)	$1.56
Weighted average number of common shares outstanding	25,900,000	—	25,900,000

DILUTED—
Net Income	$1.54	$(0.03)	$1.51
Weighted average number of common and common share equivalents outstanding	26,900,000	—	26,900,000

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.  ACQUISITIONS

In February 2002, the Company acquired C.A. Muer, Inc., the owner and operator of 15 seafood restaurants (“Muer Acquisition”), in a stock purchase transaction for approximately $28.5 million. In August 2002, the Company acquired, in an asset purchase transaction, 27 Chart House seafood restaurants located primarily on the east and west coasts of the United States from Angelo and Maxie’s, Inc. for approximately $45.5 million, as well as assumption of selected trade payable related liabilities. In October 2002, the Company acquired 27 Saltgrass Steak House restaurants in a stock purchase transaction for approximately $73.0 million which included a $20 million promissory note issued to the seller and contingent payments based on future financial performance. In 2004, the Company settled all future contingent payments resulting in recording goodwill of approximately $11.0 million. The acquisitions noted above are accounted for under SFAS 141 and results of operations are included in the accompanying consolidated financial statements from the date of acquisition. The assets acquired and liabilities assumed of the acquired businesses were recorded at estimated fair values using relevant comparables, appraisals, and records.

A summary of the assets acquired and liabilities assumed in the acquisitions follows (in 000’s):

	Muer	Chart House	Saltgrass
Estimated fair value of assets acquired	$45,431	$57,385	$83,524
Liabilities assumed	(16,883)	(5,945)	(10,063)

Allocated purchase price	28,548	51,440	73,461
Less cash acquired and seller note	(895)	(163)	(21,200)

Net cash paid	$27,653	$51,277	$52,261

As a result of the acquisitions, the Company recorded acquisition integration costs for the estimated incremental costs to exit and consolidate activities at various locations, to involuntarily terminate employees, and for other costs to integrate operating locations and other activities of the acquired business with the Company. Accounting principles generally accepted in the United States provide that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. Acquisition integration for the 2002 acquisitions aggregated $6.9 million of which most liabilities were paid in 2002.

During 2003, the Company made several individual property acquisitions that aggregated $27 million, plus $11.4 million of assumed debt, and included $5.1 million in goodwill.

4.  PROPERTY AND EQUIPMENT AND OTHER ASSETS

Property and equipment is comprised of the following:

	December 31,
	2004	2003
Land	$178,365,122	$170,163,593
Buildings and improvements	272,152,965	222,842,330
Furniture, fixtures and equipment	273,446,996	234,372,485
Leasehold improvements	545,402,565	500,784,658
Construction in progress	16,209,718	64,815,782

	1,285,577,366	1,192,978,848
Less—accumulated depreciation	(278,280,430)	(225,305,878)

Property and equipment, net	$1,007,296,936	$967,672,970

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. As a result, the Company recorded asset impairment depreciation charges of approximately $1.7 million, $13.1 million, and $2.2 million in 2004, 2003, and 2002, respectively, representing the difference between the estimated fair value and carrying value for those restaurant properties. Asset impairment expense of $1.7 million related to one under performing unit is included in the 2004 amount, asset impairment expense of $13.1 million relating to six underperforming and three closed restaurants is included in the 2003 amount, and $2.2 million is included for 2002. Included in the 2003 amounts were four Landry’s division, three Joe’s Crab Shack, and two Crab House restaurants.

These impairment charges resulted from sales declines, deterioration in the specific restaurant’s profitability, perceived continued deterioration of the market area and/or specific location, and management’s lowered outlook for further opportunity and/or improvement in forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment. The following is a summary of related charges and expenses:

	Years ended December 31,
	2004	2003	2002
Asset Impairment	$1,700,000	$13,100,000	$2,200,000
Accrued Estimated Lease Termination Payments	$—	$1,300,000	$—

	$1,700,000	$14,400,000	$2,200,000

The Company considers the asset impairment expense as additional depreciation and amortization, although shown as a separate line item in the Consolidated Statements of Income. Estimated fair values of impaired properties are based on comparable valuations, cash flows and management judgement.

Other current assets are comprised of the following:

	December 31,
	2004	2003
Prepaid expenses	$4,673,319	$3,490,137
Assets held for sale (expected to be sold within one year)	5,390,648	3,384,925
Deposits	1,566,560	615,321

	$11,630,527	$7,490,383

Other expense (income) for 2004 is primarily make whole payments and related fees aggregating $14.6 million associated with the pre-payment of our $150 million in senior notes and Former Bank Credit Facility offset by $1.1 million business interruption recoveries related to storm damage. Other expense (income) for 2003 is primarily expenses related to abandoned development projects.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.  ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31,
	2004	2003
Payroll and related costs	$16,468,491	$15,533,279
Rent and insurance	25,753,353	19,074,892
Taxes, other than payroll and income taxes	19,064,713	17,743,989
Deferred revenue (gift certificates)	12,751,757	10,455,869
Other	10,917,174	11,494,612

	$84,955,488	$74,302,641

6.  DEBT

In December 2004, the Company entered into a $450 million bank credit facility consisting of a $300 million revolving credit facility and a $150 million term loan. The revolving credit facility matures in December 2009 and bears interest at Libor or the bank’s base rate plus a financing spread, 1.75% for Libor and 0.75% for base rate borrowings at December 31, 2004. In addition, the revolving credit facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement. The term loan matures in December 2010 and, at December 31, 2004, bears interest at Libor plus 1.75% or the bank’s base rate plus 0.75%. Quarterly principal payments of $375,000 are due through December 2009 with the remaining balance payable in equal quarterly installments of $35,625,000 in 2010. The Company and certain of its guarantor subsidiaries granted liens on substantially all real and personal property as security under the bank credit facility. As of December 31, 2004 the Company had approximately $13.8 million in letters of credit outstanding and available borrowing capacity of $286.2 million.

Concurrently, the Company issued $400 million in 7.5% senior notes due in December 2014. The notes are general unsecured obligations of the Company and require semi-annual interest payments in June and December.

Net proceeds from the $450 million bank credit facility and $400 million in 7.5% senior notes totaled $536.6 million and were used to repay all outstanding liabilities under the Former Bank Credit Facility and $150 million in Senior Notes. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

In connection with the 7.5% senior notes, the Company entered into an interest swap agreement with the objective of managing its exposure to interest rate risk and lowering interest expense. The agreement was effective December 28, 2004 maturing in December 2014 for an aggregate notional amount of $50 million and interest at Libor plus 2.38%. The Company’s interest rate swap agreement qualifies as a fair value hedge and meets the criteria for the “short cut method” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The Company’s debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At December 31, 2004, the Company was in compliance with all such covenants.

Principal payments for all long-term debt aggregate $1,700,000 in 2005, $1,720,000 in 2006, $1,741,000 in 2007, $1,762,000 in 2008, $1,740,000 in 2009 and $552,582,000 thereafter.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 1, 2003, the Company issued senior notes totaling $150.0 million through a private placement of debt. Proceeds from the senior notes were used to pay down amounts outstanding under the bank promissory notes and the bank syndicate credit facility. The debt offering consisted of four equal series of notes in the amount of $37.5 million, quarterly interest of 5.47%, 5.84%, 6.05% and 6.44%, with an average rate of 5.95%, and maturities on October 1, 2009, 2010, 2011 and 2013. At December 31, 2004, all outstanding amounts were repaid and the existing interest rate swap agreements were terminated.

On October 14, 2003, the Company entered into the Second Amended and Restated Credit Agreement whereby the existing bank credit facility was amended and extended to a four-year $200.0 million revolving credit facility. An additional $25.0 million of capacity was added to the bank credit facility in September 2004. Interest on the bank credit facility was payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Proceeds from the December 2004 refinancing were used to repay all liabilities related to this bank credit facility relieving the Company of any further obligation.

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

Long-term debt is comprised of the following:

	December 31,
	2004	2003
$300.0 million Bank Syndicate Credit Facility, Libor + 1.75% interest only, due December 2009	$—	$—
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $375,000 principal paid quarterly, due December 2010	150,000,000	—
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	—
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	11,171,760	11,318,664
Other long-term notes payable with various interest rates, principal and interest paid monthly	163,057	325,110
$200.0 million Bank syndicate credit facility, Libor + 1.875%, interest only, due October 2007	—	122,000,000
$150.0 million Senior Notes, average 5.95%, interest only, maturities ranging from October 2009 to October 2013	—	150,000,000
$20.0 million seller note, 5.5%, interest only, quarterly principal and interest payments of $653,386, due 2009	—	18,055,321
Interest rate swap	(89,229)	—

Total debt	561,245,588	301,699,095
Less current portion	(1,700,496)	(1,963,189)

Long-term portion	$559,545,092	$299,735,906

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  STOCKHOLDERS’ EQUITY

In April 2002, the Company completed a public offering of 5,297,500 shares of the Company’s common stock. Net proceeds of the offering to the Company were approximately $132.6 million and were used to repay outstanding borrowings.

In October 2002, the Company’s Board of Directors authorized a $50.0 million open market stock buy back program. In September 2003, the Company authorized an additional open market stock repurchase program for $60.0 million. In October 2004, the Company authorized an open market stock repurchase program for $50.0 million. In connection with the Company’s stock buy back programs, the Company repurchased into treasury approximately 2,292,000, 469,000 and 305,000 shares of common stock for approximately $62.8 million, $8.4 million and $6.7 million, in 2004, 2003 and 2002, respectively. Cumulative repurchases as of December 31, 2004 were 12.8 million shares at a cost of approximately $157 million. In early 2005, a $50 million open market stock repurchase program was approved.

Commencing in 2000, the Company began to pay an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. In April 2004, this was increased to $0.20 per share, paid in quarterly installments of $0.05 per share.

A reconciliation of the amounts used to compute net income per common share—diluted is as follows:

	Year Ended December 31,
	2004	2003	2002
Net Income	$66,521,728	$44,913,853	$40,490,817

Weighted average common shares outstanding	27,000,000	27,600,000	25,900,000
Dilutive common stock equivalents—stock options	800,000	725,000	1,000,000

Weighted average common and common share equivalents outstanding—diluted	27,800,000	28,325,000	26,900,000

Net income per share—diluted	$2.39	$1.59	$1.51

The Company maintains two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options may be granted to eligible employees and non-employee directors of the Company or its subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock of the Company. The Stock Option Plans are administered by the Compensation Committee of the Board of Directors (the Committee), which determines at its discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. The Committee may grant either non-qualified stock options or incentive stock options, as defined by the Internal Revenue Code of 1986, as amended.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2004, options for 2,638,323 shares were outstanding at prices ranging from $6.00 to $27.50 per share. As of December 31, 2004, all options have been granted at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods over three to five years.

The following table provides certain information with respect to stock options outstanding as of December 31:

	2004		2003		2002
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding beginning of year	2,410,874	$11.97	2,694,470	$11.57	3,040,926	$9.93
Granted	501,500	$27.50	16,000	$20.26	464,135	$17.71
Exercised	(169,851)	$10.30	(251,196)	$7.28	(782,514)	$9.12
Terminated	(104,200)	$11.69	(48,400)	$14.36	(28,077)	$13.55

Options outstanding end of year	2,638,323	$15.12	2,410,874	$11.97	2,694,470	$11.57

Options exercisable end of year	1,843,114	$12.04	1,902,274	$11.82	1,726,368	$10.33

The following table provides certain information with respect to stock options outstanding as of December 31, 2004:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life Outstanding
< $9.00	800,142	$7.62	5.4
$9.00-$13.50	765,808	$13.09	1.2
$13.51-$20.25	529,484	$17.04	7.3
> $20.25	542,889	$27.15	9.1

	2,638,323	$15.12	5.3

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides certain information with respect to stock options exercisable at December 31, 2004:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
< $9.00	686,242	$7.54
$9.00-$13.50	761,726	$13.09
$13.51-$20.25	360,311	$17.27
> $20.25	34,835	$23.56

	1,843,114	$12.04

8.  INCOME TAXES

An analysis of the provision for income taxes for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Tax Provision:
Current income taxes	$7,481,954	$267,490	$9,939,231
Deferred income taxes	(3,937,176)	10,621,027	8,085,504

Total provision	$3,544,778	$10,888,517	$18,024,735

The Company’s effective tax rate, for the years ended December 31, 2004, 2003, and 2002, differs from the federal statutory rate as follows:

	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
FICA tax credit	(8.2)	(9.3)	(6.8)
State income tax, net of federal tax benefit	2.5	3.7	1.2
Recognition of tax carryforward assets and other tax attributes	(26.4)	(11.3)	—
Other	2.2	1.4	1.4

	5.1%	19.5%	30.8%

Deferred income tax assets and liabilities as of December 31 are comprised of the following:

	2004	2003
Deferred Income Taxes:
Current assets—accruals and other	$10,859,000	$6,858,000

Non-current assets:
AMT credit, FICA credit carryforwards, and other	$32,488,000	$21,930,000
Net operating loss carryforwards	28,317,000	28,951,000
Deferred rent and tenant allowance	8,543,000	8,850,000
Valuation allowance for NOL and credit carryforwards	(7,220,000)	(26,236,000)

Non-current deferred tax asset	62,128,000	33,495,000
Non-current liabilities—property and other	(75,471,000)	(54,045,000)

Net non-current tax asset (liability)	$(13,343,000)	$(20,550,000)

Total net deferred tax asset (liability)	$(2,484,000)	$(13,692,000)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 and 2003, the Company had operating loss carryovers for Federal Income Tax purposes of $76.3 million and $77.0 million, respectively, which expire in 2017 through 2024. These operating loss carryovers along with certain credits, and other deductible temporary differences, are related to the acquisitions of Rainforest Cafe and Saltgrass Steak House, and their utilization is subject to Section 382 limits. Because of these limitations, the Company established a valuation allowance against a portion of these deferred tax assets to the extent it was more likely than not that these tax benefits will not be realized. In 2004 and 2003, respectively, there was a revision to the valuation allowance and deferred tax liabilities aggregating a net benefit of $18.5 million and $6.3 million, respectively. The valuation allowance and certain deferred tax liabilities were reduced for the following reasons: the strength of the 2004 earnings; the future forecasted taxable income of the Company; the approaching end to specific recognition limitations (i.e. built-in-loss limitations) on allowable deductions; and the closing of audits with favorable results. Management believes that the combination of the above factors indicates that a portion of the deferred tax assets previously reserved would more likely than not be realized.

At December 31, 2004 and 2003, the Company has general business tax credit carryovers and minimum tax credit carryovers of $23.5 million and $21.3 million respectively. The general business carryover includes $1.5 million from Saltgrass which is fully reserved. The general business credit carryovers expire in 2012 through 2024, while the minimum tax credit carryovers have no expiration date. The use of these credits is limited if the Company is subject to the alternative minimum tax. The Company believes it is more likely than not that it will generate sufficient income in future years to utilize the non-reserved credits.

The Internal Revenue Service (IRS) has examined the Company’s Federal Income Tax Returns and certain pre-acquisition returns for Rainforest Cafe for years 1997 through 2001. These examinations have been completed and closed without adjustment. The IRS is currently examining a 2001 pre-acquisition return for Saltgrass.

9.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, the Company pays taxes, insurance and maintenance costs in addition to the rent payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $56.4 million, $55.2 million and $46.2 million, during the years ended December 31, 2004, 2003, and 2002, respectively. Percentage rent included in rent expense was $13.6 million, $12.3 million, and $10.2 million, for 2004, 2003 and 2002, respectively.

In 2004, the Company entered into an aggregate $25.5 million equipment operating lease agreement replacing the two existing agreements entered into in 2002 and 2001 (described below) and including additional equipment. The lease expires in 2014. The Company guarantees a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. The Company may purchase the leased equipment throughout the lease term for an amount equal to the unamortized lease balance. The Company believes that the equipment’s fair value is sufficient such that no amounts will be due under the residual value guarantee.

In 2002, the Company entered into a $6.9 million equipment operating lease agreement expiring in 2012. The Company guarantees a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. The Company may purchase the leased equipment throughout the lease

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term for an amount equal to the unamortized lease balance. The Company believes that the equipment’s fair value is sufficient that no amounts will be due under the residual value guarantee.

In 2001, the Company entered into a $15.3 million equipment operating lease agreement expiring in 2011. The Company guarantees a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. The Company may purchase the leased equipment throughout the lease term for an amount equal to the unamortized lease balance. The Company believes that the equipment’s fair value is sufficient that no amounts will be due under the residual value guarantee.

In connection with substantially all of the Rainforest Cafe leases, amounts are provided for unfavorable leases, rent abatements, and scheduled increases in rent. Such amounts are recorded as other long-term liabilities on the Company’s consolidated balance sheets, and amortized or accrued as an adjustment to rent expense, included in other restaurant operating expenses, on a straight-line basis over the lease term, including options where failure to exercise such options would result in economic penalty.

The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 2004, are as follows:

2005	$44,040,000
2006	41,005,000
2007	38,403,000
2008	33,392,000
2009	29,906,000
Thereafter	248,197,000

Total minimum rentals	$434,943,000

Building Commitments

As of December 31, 2004, the Company had future development, land purchases and construction commitments expected to be expended within the next twelve months of approximately $7.2 million, including completion of construction on certain new restaurants. In addition, the Company has committed $9.2 million through 2006 for the renovation of the Tower of the Americas in San Antonio, Texas which the Company will operate for at least the next 15 years.

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

Other

The Company sponsors a qualified defined contribution retirement plan (401(k) Plan) covering eligible salaried employees. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limitations on total annual contributions, up to 100% of their base compensation as defined in the 401(k) Plan, to various investment funds. The Company matches in cash at a discretionary rate. Employee contributions vest immediately while Company contributions vest 20% annually beginning in the participant’s second year of eligibility.

The Company initiated a non-qualified defined contribution retirement plan (the Plan) in 2004 covering certain management employees not eligible to participate in the Company’s 401(k) defined contribution plan. The Plan allows eligible employees to defer receipt of up to 90% of their base compensation and 100% of their eligible bonuses, as defined in the Plan. The Company matches in cash at a discretionary rate. Employee contributions vest immediately while Company contributions vest 20% annually. The Company established a Rabbi Trust to fund the Plan obligations. The market value of the trust assets is included in other assets, and the liability to the Plan participants is included in other liabilities.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  SUPPLEMENTAL GUARANTOR INFORMATION

In December 2004, the Company issued, in a private offering, $400 million of 7.5% senior notes due in 2014 (see “Debt”). These notes are to be exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by the Company and certain of its subsidiaries, “Guarantor Subsidiaries”.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the Company’s Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192,679,301	$5,923,478	$2,791,253	$—	$201,394,032
Accounts receivable—trade and other	10,256,627	8,114,520	224,384	—	18,595,531
Inventories	37,824,160	16,878,980	301,013	—	55,004,153
Deferred taxes	10,859,160	—	—	—	10,859,160
Other current assets	2,855,754	3,329,122	5,445,651	—	11,630,527

Total current assets	254,475,002	34,246,100	8,762,301	—	297,483,403

PROPERTY AND EQUIPMENT, net	73,767,370	887,811,651	45,717,915	—	1,007,296,936
GOODWILL	—	18,527,547	—	—	18,527,547
INVESTMENT IN SUBSIDIARIES	214,333,902	—	—	(214,333,902)	—
OTHER ASSETS, net	19,236,582	2,407,803	—	—	21,644,385

Total assets	$561,812,856	$942,993,101	$54,480,216	$(214,333,902)	$1,344,952,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,160,088	$24,544,797	$636,433	$—	$48,341,318
Accrued liabilities	12,925,743	70,441,426	1,588,319	—	84,955,488
Income taxes payable	971,175	—	—	—	971,175
Payable to affiliates	(650,412,063)	610,127,864	40,284,199	—	—
Current portion of long-term debt	1,535,814	—	164,682	—	1,700,496

Total current liabilities	(611,819,243)	705,114,087	42,673,633	—	135,968,477

LONG-TERM DEBT, NET OF CURRENT PORTION	548,538,015	—	11,007,077	—	559,545,092
DEFERRED TAXES	13,343,631	—	—	—	13,343,631
OTHER LIABILITIES	10,853,487	24,344,618	—	—	35,198,105

Total liabilities	(39,084,110)	729,458,705	53,680,710	—	744,055,305

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	256,076	13,000	1	(13,001)	256,076
Additional paid-in capital	401,228,736	(5,000)	—	5,000	401,228,736
Deferred compensation	(4,281,670)	—	—	—	(4,281,670)
Retained earnings	203,693,824	213,526,396	799,505	(214,325,901)	203,693,824

Total stockholders’ equity	600,896,966	213,534,396	799,506	(214,333,902)	600,896,966

Total liabilities and stockholders’ equity	$561,812,856	$942,993,101	$54,480,216	$(214,333,902)	$1,344,952,271

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2003

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,656,642	$4,430,245	$124,432	$—	$35,211,319
Accounts receivable—trade and other	16,511,955	6,613,839	146,037	—	23,271,831
Inventories	33,027,973	14,472,720	271,605	—	47,772,298
Deferred taxes	6,858,350	—	—	—	6,858,350
Other current assets	3,821,309	3,272,182	396,892	—	7,490,383

Total current assets	90,876,229	28,788,986	938,966	—	120,604,181

PROPERTY AND EQUIPMENT, net	133,700,382	804,231,979	29,740,609	—	967,672,970
GOODWILL	—	7,527,547	—	—	7,527,547
INVESTMENT IN SUBSIDIARIES	64,430,584	—	—	(64,430,584)	—
OTHER ASSETS, net	6,573,259	2,504,728	800	—	9,078,787

Total assets	$295,580,454	$843,053,240	$30,680,375	$(64,430,584)	$1,104,883,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,201,135	$34,971,536	$721,377	$—	$82,894,048
Accrued liabilities	10,545,783	62,258,649	1,498,209	—	74,302,641
Income taxes payable	211,131	—	—	—	211,131
(Receivable) Payable to affiliates	(673,285,951)	656,656,552	16,629,399	—	—
Current portion of long-term debt	1,816,285	—	146,904	—	1,963,189

Total current liabilities	(613,511,617)	753,886,737	18,995,889	—	159,371,009

LONG-TERM DEBT, NET OF CURRENT PORTION	288,564,146	—	11,171,760	—	299,735,906
DEFERRED TAXES	20,549,998	—	—	—	20,549,998
OTHER LIABILITIES	84,014	25,248,645	—	—	25,332,659

Total liabilities	(304,313,459)	779,135,382	30,167,649	—	504,989,572

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY: Common stock	276,539	13,000	1	(13,001)	276,539
Additional paid-in capital	439,616,066	(5,000)	—	5,000	439,616,066
Deferred compensation	(1,868,750)		—	—	(1,868,750)
Retained earnings	161,870,058	63,909,858	512,725	(64,422,583)	161,870,058

Total stockholders’ equity	599,893,913	63,917,858	512,726	(64,430,584)	599,893,913

Total liabilities and stockholders’ equity	$295,580,454	$843,053,240	$30,680,375	$(64,430,584)	$1,104,883,485

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$3,548,026	$1,143,113,243	$20,813,896	$—	$1,167,475,165
OPERATING COSTS AND EXPENSES:
Cost of revenues	—	321,120,939	4,987,068	—	326,108,007
Restaurant labor	—	331,204,729	6,428,801	—	337,633,530
Other operating expenses	2,218,765	272,634,068	7,559,121	—	282,411,954
General and administrative expenses	58,319,642	—	—	—	58,319,642
Depreciation and amortization	3,162,150	53,635,891	496,082	—	57,294,123
Asset impairment expense	—	1,708,654	—	—	1,708,654
Restaurant pre-opening expenses	—	5,203,518	—	—	5,203,518

Total operating costs and expenses	63,700,557	985,507,799	19,471,072	—	1,068,679,428
OPERATING INCOME	(60,152,531)	157,605,444	1,342,824	—	98,795,737
OTHER EXPENSES (INCOME):
Interest expense, net	14,144,556	—	1,041,049	—	15,185,605
Other, net	13,527,432	16,480	(286)	—	13,543,626

	27,671,988	16,480	1,040,763	—	28,729,231
INCOME (LOSS) BEFORE INCOME TAXES	(87,824,519)	157,588,964	302,061	—	70,066,506
PROVISION (BENEFIT) FOR INCOME TAXES	(4,442,929)	7,972,426	15,281	—	3,544,778
EQUITY IN EARNINGS OF SUBSIDIARIES	149,903,318	—	—	(149,903,318)	—

NET INCOME	$66,521,728	$149,616,538	$286,780	$(149,903,318)	$66,521,728

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2003

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$2,020,909	$1,081,136,281	$22,597,867	$—	$1,105,755,057
OPERATING COSTS AND EXPENSES:
Cost of revenues	—	316,138,033	5,645,344	—	321,783,377
Restaurant labor	—	316,564,648	6,719,751	—	323,284,399
Other operating expenses	(132,347)	263,645,309	7,757,908	—	271,270,870
General and administrative expenses	51,704,100	—	—	—	51,704,100
Depreciation and amortization	3,485,665	44,630,494	975,307	—	49,091,466
Asset impairment expense	—	13,144,365	—	—	13,144,365
Restaurant pre-opening expenses	—	8,650,178	—	—	8,650,178

Total operating costs and expenses	55,057,418	962,773,027	21,098,310	—	1,038,928,755
OPERATING INCOME	(53,036,509)	118,363,254	1,499,557	—	66,826,302
OTHER EXPENSES (INCOME):
Interest expense, net	8,693,222	(756)	869,016	—	9,561,482
Other, net	1,328,757	128,755	4,938	—	1,462,450

	10,021,979	127,999	873,954	—	11,023,932
INCOME (LOSS) BEFORE INCOME TAXES	(63,058,488)	118,235,255	625,603	—	55,802,370
PROVISION (BENEFIT) FOR INCOME TAXES	(12,289,351)	23,055,875	121,993	—	10,888,517
EQUITY IN EARNINGS OF SUBSIDIARIES	95,682,990	—	—	(95,682,990)	—

NET INCOME	$44,913,853	$95,179,380	$503,610	$(95,682,990)	$44,913,853

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$2,184,604	$880,577,946	$12,032,071	$—	$894,794,621
OPERATING COSTS AND EXPENSES:
Cost of revenues	—	254,349,573	3,595,168	—	257,944,741
Restaurant labor	—	255,462,187	3,735,777	—	259,197,964
Other operating expenses	—	220,407,637	3,713,881	—	224,121,518
General and administrative expenses	43,383,799	—	—	—	43,383,799
Depreciation and amortization	3,074,930	37,519,567	135,213	—	40,729,710
Asset impairment expense	—	2,200,000	—	—	2,200,000
Restaurant pre-opening expenses	—	4,590,972	—	—	4,590,972

Total operating costs and expenses	46,458,729	774,529,936	11,180,039	—	832,168,704
OPERATING INCOME	(44,274,125)	106,048,010	852,032	—	62,625,917
OTHER EXPENSES (INCOME):
Interest expense, net	4,997,868	(846)	—	—	4,997,022
Other, net	(885,712)	(270)	(675)	—	(886,657)

	4,112,156	(1,116)	(675)	—	4,110,365
INCOME (LOSS) BEFORE INCOME TAXES	(48,386,281)	106,049,126	852,707	—	58,515,552
PROVISION (BENEFIT) FOR INCOME TAXES	(15,114,833)	32,875,229	264,339	—	18,024,735
EQUITY IN EARNINGS OF SUBSIDIARIES	73,762,265	—	—	(73,762,265)	—

NET INCOME	$40,490,817	$73,173,897	$588,368	$(73,762,265)	$40,490,817

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,521,728	$149,616,538	$286,780	$(149,903,318)	$66,521,728
Adjustments to reconcile net income to net cash
Depreciation and amortization	3,162,151	53,635,890	496,082	—	57,294,123
Asset impairment expense	—	1,708,654	—	—	1,708,654
Deferred provision (benefit)	(3,937,176)	—	—	—	(3,937,176)
Deferred rent and other charges (income), net	1,540,225	1,611,326	—	—	3,151,551
Financing prepayment expenses	16,649,009	—	—	—	16,649,009
Change in assets and liabilities, net and other	(137,439,971)	(65,754,095)	23,515,741	149,903,318	(29,775,007)

Total adjustments	(120,025,762)	(8,798,225)	24,011,823	149,903,318	45,091,154

Net cash provided (used) by operating activities	(53,504,034)	140,818,313	24,298,603	—	111,612,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	52,291,808	(141,495,080)	(21,467,099)	—	(110,670,371)
Proceeds from sale of property and equipment	3,925,733	2,170,000	—	—	6,095,733
Business acquisitions, net of cash acquired	(12,930,565)	—	—	—	(12,930,565)

Net cash provided (used) in investing activities	43,286,976	(139,325,080)	(21,467,099)	—	(117,505,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(62,780,817)	—	—	—	(62,780,817)
Proceeds from exercise of stock options	1,349,771	—	—	—	1,349,771
Payments of debt and related expenses, net	(176,149,022)	—	(164,683)	—	(176,313,705)
Proceeds (payments) on credit facility, net	(122,000,000)	—	—	—	(122,000,000)
Financing proceeds, net	536,603,189	—	—	—	536,603,189
Dividends paid	(4,783,404)	—	—	—	(4,783,404)

Net cash provided (used) in financing activities	172,239,717	—	(164,683)	—	172,075,034
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	162,022,659	1,493,233	2,666,821	—	166,182,713
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,656,642	4,430,245	124,432	—	35,211,319

CASH AND CASH EQUIVALENTS AT END OF YEAR	$192,679,301	$5,923,478	$2,791,253	$—	$201,394,032

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2003

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,913,853	$95,179,380	$503,610	$(95,682,990)	$44,913,853
Adjustments to reconcile net income to net cash
Depreciation and amortization	3,485,665	44,630,494	975,307	—	49,091,466
Asset impairment expense	—	13,144,365	—	—	13,144,365
Deferred provision (benefit)	10,621,027	—	—	—	10,621,027
Deferred rent and other charges (income), net	1,776,991	(789,343)	—	—	987,648
Change in assets and liabilities, net and other	(121,070,081)	19,725,523	10,838,779	95,682,990	5,177,211

Total adjustments	(105,186,398)	76,711,039	11,814,086	95,682,990	79,021,717

Net cash provided (used) by operating activities	(60,272,545)	171,890,419	12,317,696	—	123,935,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	15,641,256	(166,818,219)	(12,199,659)	—	(163,376,622)
Proceeds from sale of property and equipment	—	—	—	—	—
Business acquisitions, net of cash acquired	(27,035,893)	—	—	—	(27,035,893)

Net cash provided (used) in investing activities	(11,394,637)	(166,818,219)	(12,199,659)	—	(190,412,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(8,417,411)	—	—	—	(8,417,411)
Proceeds from exercise of stock options	1,826,816	—	—	—	1,826,816
Payment of debt and related expenses, net	(1,806,595)	—	(99,908)	—	(1,906,503)
Proceeds (payments) on credit facility, net	(49,000,000)	—	—	—	(49,000,000)
Financing proceeds, net	148,076,160	—	—	—	148,076,160
Dividends paid	(2,768,997)	—	—	—	(2,768,997)

Net cash provided (used) in financing activities	87,909,973	—	(99,908)	—	87,810,065
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,242,791	5,072,200	18,129	—	21,333,120
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,413,851	(641,955)	106,303	—	13,878,199

CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,656,642	$4,430,245	$124,432	$—	$35,211,319

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,490,817	$73,173,897	$588,368	$(73,762,265)	$40,490,817
Adjustments to reconcile net income to net cash
Depreciation and amortization	3,074,930	37,519,567	135,213	—	40,729,710
Asset impairment expense	—	2,200,000	—	—	2,200,000
Deferred provision (benefit)	6,177,682	—	—	—	6,177,682
Deferred rent and other charges (income), net	2,177,028	(677,819)	—	—	1,499,209
Change in assets and liabilities, net and other	21,613,158	(73,097,965)	(590,449)	73,762,265	21,687,009

Total adjustments	33,042,798	(34,056,217)	(455,236)	73,762,265	72,293,610

Net cash provided (used) by operating activities	73,533,615	39,117,680	133,132	—	112,784,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(74,632,102)	(41,291,327)	(179,339)	—	(116,102,768)
Proceeds from sale of property and equipment	2,097,870	—	—	—	2,097,870
Business acquisitions, net of cash acquired	(161,108,095)	—	—	—	(161,108,095)

Net cash provided (used) in investing activities	(233,642,327)	(41,291,327)	(179,339)	—	(275,112,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	132,577,316	—	—	—	132,577,316
Purchase of common stock for treasury	(6,734,237)	—	—	—	(6,734,237)
Proceeds from exercise of stock options	7,134,631	—	—	—	7,134,631
Payments of debt and related expenses, net	(404,114)	—	—	—	(404,114)
Proceeds (payments) on credit facility, net	15,052,548				15,052,548
Dividends paid	(2,500,387)	—	—	—	(2,500,387)

Net cash provided (used) in financing activities	145,125,757	—	—	—	145,125,757
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,982,955)	(2,173,647)	(46,207)	—	(17,202,809)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,396,806	1,531,692	152,510	—	31,081,008

CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,413,851	$(641,955)	$106,303	$—	$13,878,199

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  CERTAIN TRANSACTIONS

In 1996, the Company entered into a Consulting Service Agreement (the “Agreement”) with Fertitta Hospitality, LLC (“Fertitta Hospitality”), which is jointly owned by the Chairman and Chief Executive Officer of the Company and his wife. Pursuant to the Agreement, the Company provided to Fertitta Hospitality management and administrative services. Under the Agreement, the Company received a fee of $2,500 per month plus the reimbursement of all out-of-pocket expenses and such additional compensation as agreed upon. In 2003, a new agreement was signed (“Management Agreement”). Pursuant to the Management Agreement, the Company receives a monthly fee of $7,500 plus reimbursement of expenses. The Management Agreement provides for a renewable three-year term.

In 1999, the Company entered into a ground lease with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of the Company, on land owned by the Company adjacent to the Company’s corporate headquarters. Under the terms of the ground lease, 610 Loop Venture pays the Company base rent of $12,000 per month plus pro-rata real property taxes and insurance. 610 Loop Venture also has the option to purchase certain property based upon a contractual agreement. In 2004, the ground lease was extended for a 5 year term.

In 2002, the Company entered into an $8,000 per month, 20 year, with option renewals, ground lease agreement with Fertitta Hospitality for a new Rainforest Cafe on prime waterfront land in Galveston, Texas. The annual rent is equal to the greater of the base rent or percentage rent up to six percent, plus taxes and insurance. In 2004 and 2003, the Company paid base and percentage rent aggregating $514,000 and $602,000, respectively.

As permitted by the employment contract between the Company and the Chief Executive Officer, charitable contributions were made by the Company to a charitable Foundation that the Chief Executive Officer served as Trustee in the amount of $146,000, $170,000 and $198,000 in 2004, 2003 and 2002, respectively. The contribution was made in addition to the normal salary and bonus permitted under the employment contract.

The Company, on a routine basis, holds or hosts promotional events, training seminars and conferences for its personnel. In connection therewith, the Company incurred in 2004, 2003 and 2002 expenses in the amount of $68,000, $138,000 and $230,000, respectively, at resort hotel properties owned by the Company’s Chief Executive Officer and managed by the Company.

The Company and Fertitta Hospitality jointly sponsored events and promotional activities in 2004, 2003 and 2002 which resulted in shared costs and use of Company personnel or Fertitta Hospitality employees and assets.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable to the Company than might have been obtained from unaffiliated third parties.

12.  SUBSEQUENT EVENT

On February 4, 2005, the Company entered into an agreement to acquire the assets of the Golden Nugget Hotel and Casino in downtown Las Vegas, Nevada from Poster Financial Group. The purchase price of the acquisition, was $140 million in cash and the assumption of $155 million of Senior Secured Notes due 2011 and certain working capital liabilities to be calculated at closing. In connection with the acquisition, the Company deposited $25 million in escrow which may be forfeited if the Company fails to consummate the transaction. The agreement is subject to various contingencies, including the approval of Nevada Gaming authorities, which could take up to a year to obtain.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly consolidated results of operations (in thousands, except per share data) including the effects of the restatement discussed in Note 2. The Company will revise its reported quarterly results in prospective filings as Form 10-Q as applicable.

	Revenues	Cost of Revenues	Operating Income/(Loss)	Net Income	Earnings Per Share (basic)	Earnings Per Share (diluted)
Quarter Ended:
March 31, 2004
As Reported	$275,676	$77,720	$19,704	$11,363	$0.41	$0.40
Restated	$275,676	$77,720	$19,326	$11,102	$0.40	$0.39
June 30, 2004
As Reported	$317,616	$89,109	$34,401	$21,799	$0.79	$0.77
Restated	$317,616	$89,109	$34,108	$21,596	$0.78	$0.76
September 30, 2004
As Reported	$314,378	$86,747	$33,030	$21,016	$0.77	$0.75
Restated	$314,378	$86,747	$32,686	$20,782	$0.76	$0.74
December 31, 2004
As Reported	$259,805	$72,533	$12,676	$13,042	$0.51	$0.49
March 31, 2003
As Reported	$249,582	$73,322	$13,979	$8,121	$0.29	$0.29
Restated	$249,582	$73,322	$13,520	$7,804	$0.28	$0.28
June 30, 2003
As Reported	$299,890	$87,447	$27,150	$16,906	$0.61	$0.60
Restated	$299,890	$87,447	$26,763	$16,639	$0.60	$0.59
September 30, 2003
As Reported	$302,162	$88,168	$29,546	$18,382	$0.67	$0.65
Restated	$302,162	$88,168	$29,156	$18,113	$0.66	$0.64
December 31, 2003
As Reported	$254,121	$72,846	$(2,258)	$2,492	$0.09	$0.09
Restated	$254,121	$72,846	$(2,612)	$2,359	$0.09	$0.08

LANDRY’S RESTAURANTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 16th day of March, 2005.

LANDRY’S RESTAURANTS, INC.

/s/ Tilman J. Fertitta
Tilman J. Fertitta Chairman of the Board, President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Tilman J. Fertitta, Rick Liem and Steven L. Scheinthal, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign on his behalf individually and in each capacity stated below this Annual Report on Form 10-K and any amendment thereto and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tilman J. Fertitta Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ Rick Liem Rick Liem	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Steven L. Scheinthal Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	March 16, 2005

/s/ Michael S. Chadwick Michael S. Chadwick	Director	March 16, 2005

/s/ Michael Richmond Michael Richmond	Director	March 16, 2005

/s/ Joe Max Taylor Joe Max Taylor	Director	March 16, 2005

/s/ Kenneth Brimmer Kenneth Brimmer	Director	March 16, 2005

Exhibit No.	Exhibit

*2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino.

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

*3.3	Certificate of Amendment to Certificate of Incorporation

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

*10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers.

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

Exhibit No.	Exhibit

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.20	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

*10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C.

*10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

*10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC

Exhibit No.	Exhibit

*10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 21 of the Company’s Form 10-K for the year ended December 31, 2003)

*23.1	Consent of Grant Thornton LLP

*23.2	Consent of Ernst & Young LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(b)

*	Filed herewith