Form 10-Q
period 2005-03-31
LANDRYS RESTAURANTS INC
filed 2005-05-10
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

AS OF May 5, 2005 THERE WERE

22,382,933 SHARES OF $0.01 PAR VALUE

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, restaurant concepts and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants;

•	the effect of tax laws and any changes therein;

•	same store sales;

•	earnings guidance;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans; and

•	references to future success.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,437,088	$201,394,032
Accounts receivable - trade and other	17,242,198	18,595,531
Inventories	52,855,624	55,004,153
Deferred taxes	11,307,212	10,859,160
Other current assets	10,101,775	11,630,527

Total current assets	223,943,897	297,483,403

PROPERTY AND EQUIPMENT, net	1,012,924,563	1,007,296,936
GOODWILL	18,527,547	18,527,547
OTHER ASSETS, net	47,206,741	21,644,385

Total assets	$1,302,602,748	$1,344,952,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,044,096	$48,341,318
Accrued liabilities	93,091,294	84,955,488
Income taxes payable	830,095	971,175
Current portion of long-term notes and other obligations	1,703,612	1,700,496

Total current liabilities	143,669,097	135,968,477

LONG-TERM NOTES, NET OF CURRENT PORTION	557,902,431	559,545,092
DEFERRED TAXES	14,369,582	13,343,631
OTHER LIABILITIES	36,029,057	35,198,105

Total liabilities	751,970,167	744,055,305

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 23,706,933 and 25,607,573, shares issued and outstanding, respectively	237,070	256,076
Additional paid-in capital	366,361,861	401,228,736
Deferred stock compensation	(6,961,796)	(4,281,670)
Retained earnings	190,995,446	203,693,824

Total stockholders’ equity	550,632,581	600,896,966

Total liabilities and stockholders’ equity	$1,302,602,748	$1,344,952,271

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2005	2004 Restated
REVENUES	$281,344,585	$275,676,487
OPERATING COSTS AND EXPENSES:
Cost of revenues	78,583,533	77,719,512
Restaurant labor	83,532,423	80,932,363
Other restaurant operating expenses	69,996,905	64,697,802
General and administrative expenses	13,686,407	16,407,130
Depreciation and amortization	14,755,204	13,031,197
Asset impairment expense	—	1,708,654
Restaurant pre-opening expenses	919,521	1,854,044

Total operating costs and expenses	261,473,993	256,350,702

OPERATING INCOME	19,870,592	19,325,785

OTHER EXPENSE (INCOME):
Interest expense, net	8,565,599	3,073,796
Other, net	455,691	162,753

Total other expense	9,021,290	3,236,549

INCOME BEFORE INCOME TAXES	10,849,302	16,089,236
PROVISION FOR INCOME TAXES	3,471,777	4,987,663

NET INCOME	$7,377,525	$11,101,573

EARNINGS PER SHARE INFORMATION:
BASIC
Net income	$0.30	$0.40
Weighted average number of common shares outstanding	24,600,000	27,600,000
DILUTED
Net income	$0.29	$0.39
Weighted average number of common and common share equivalents outstanding	25,500,000	28,500,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings	Total
Balance, December 31, 2004	25,607,573	$256,076	$401,228,736	$(4,281,670)	$203,693,824	$600,896,966
Net income	—	—	—	—	7,377,525	7,377,525
Dividends paid	—	—	—	—	(1,280,269)	(1,280,269)
Purchase of common stock held for treasury	(2,006,200)	(20,062)	(37,748,269)	—	(18,795,634)	(56,563,965)
Exercise of stock options and income tax benefit	5,560	56	82,394	—	—	82,450
Issuance of restricted stock	100,000	1,000	2,799,000	(2,800,000)	—	—
Amortization of deferred stock compensation	—	—	—	119,874	—	119,874

Balance, March 31, 2005	23,706,933	$237,070	$366,361,861	$(6,961,796)	$190,995,446	$550,632,581

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,377,525	$11,101,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,755,204	13,031,197
Asset impairment expense	—	1,708,654
Change in assets and liabilities, net and other	13,152,440	(15,696,162)

Total adjustments	27,907,644	(956,311)

Net cash provided by operating activities	35,285,169	10,145,262
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(20,317,587)	(29,758,550)
Proceeds from sale of property and equipment	—	1,470,000
Business acquisitions and related payments, net of cash acquired	(25,484,613)	(179,857)

Net cash used in investing activities	(45,802,200)	(28,468,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(56,563,965)	(1,538,113)
Proceeds from exercise of stock options	53,000	628,402
Payments of debt and related expenses, net	(648,679)	(522,834)
Proceeds (payments) on credit facility, net	—	(4,000,000)
Dividends paid	(1,280,269)	(691,497)

Net cash provided by (used in) financing activities	(58,439,913)	(6,124,042)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,956,944)	(24,447,187)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	201,394,032	35,211,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,437,088	$10,764,132

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments during the period for:
Income taxes	$430,109	$598,327
Interest	$2,069,876	$3,071,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Landry’s Restaurants, Inc. (the “Company”) is a national, diversified restaurant and hospitality company principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names Landry’s Seafood House, Joe’s Crab Shack, The Crab House, Charley’s Crab, The Chart House and Saltgrass Steak House. In addition, we own and operate domestic and license international rainforest themed restaurants under the trade name Rainforest Cafe.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Landry’s Restaurants, Inc., a Delaware holding company and its wholly and majority owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit, except for the consolidated balance sheet as of December 31, 2004. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which the Company considers necessary for fair presentation of its financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in the Company’s December 31, 2004, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

Revenues are recognized when the goods and services are delivered. Accounts receivable are primarily due from credit and charge card companies and national storage and distribution companies, and also include, as of March 31, 2005, refundable income taxes of approximately $1.1 million.

2.	RESTATEMENT

Following a review of our lease accounting and leasehold depreciation policies, we determined that it was appropriate to restate certain of our consolidated financial statements for periods issued prior to the fourth quarter of 2004. As a result, we are restating our quarterly financial results for 2004 to conform to these changes in lease accounting and leasehold depreciation policies. Historically, unless otherwise deemed immaterial, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciated our buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable lease term and options, where the failure to renew would result in economic penalty (or the useful life of the assets, if shorter). We previously believed that these long standing accounting treatments were appropriate under generally accepted accounting principals. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated under the lease regardless of when actual rent payments begin.

As a result of this restatement, net income decreased $261,000 to $11,101,573 and basic and diluted earnings per share decreased $0.01 to $0.40 and $0.39, respectively, for the three months ended March 31, 2004.

3.	OTHER ASSETS

On February 4, 2005, we entered into an agreement to acquire the capital stock of Poster Financial Group, Inc., owner of the Golden Nugget Hotel and Casino in downtown Las Vegas, Nevada for $140.0 million in cash, the assumption of $155.0 million of Senior Secured notes due 2011 and certain working capital liabilities to be calculated at closing. Pursuant to the agreement, we deposited $25.0 million in escrow, which is included in other assets on our consolidated balance sheet. This deposit may be forfeited if the Company fails to consummate the transaction. The agreement is subject to various contingencies, including the approval of Nevada Gaming authorities, which could take up to a year to obtain.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2005	December 31, 2004
Payroll and related costs	$18,765,919	$16,468,491
Rent and insurance	27,532,721	25,753,353
Taxes, other than payroll and income taxes	15,094,750	19,064,713
Deferred revenue (gift certificates)	10,467,391	12,751,757
Accrued interest	7,695,027	507,532
Other	13,535,486	10,409,642

	$93,091,294	$84,955,488

5.	DEBT

In December 2004, the Company entered into a $450.0 million bank credit facility consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. The revolving credit facility matures in December 2009 and bears interest at Libor or the bank’s base rate plus a financing spread, 1.75% for Libor and 0.75% for base rate borrowings at March 31, 2005. In addition, the revolving credit facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. The term loan matures in December 2010 and, at March 31, 2005, bears interest at Libor plus 1.75% or the bank’s base rate plus 0.75%. Quarterly principal payments of $375,000 are due through December 2009 with the remaining balance payable in equal quarterly installments of $35,625,000 in 2010. The Company and certain of its guarantor subsidiaries granted liens on substantially all real and personal property as security under the bank credit facility. As of March 31, 2005 the Company had approximately $13.9 million in letters of credit outstanding and available borrowing capacity of $286.1 million.

Concurrently, the Company issued $400.0 million in 7.5% senior notes due in December 2014. The notes are general unsecured obligations of the Company and require semi-annual interest payments in June and December.

Net proceeds from the $450.0 million bank credit facility and $400.0 million in 7.5% senior notes totaled $536.6 million and were used to repay all outstanding liabilities under the Company’s then existing bank credit facility and $150.0 million in Senior Notes. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

In connection with the 7.5% senior notes due 2014, we have entered into two interest rate swap agreements with the objectives of managing our exposure to interest rate risk and lowering interest expense. The first agreement was effective December 28, 2004 maturing in December 2014 for a notional amount of $50.0 million and interest at Libor plus 2.38%. The second agreement was effective March 10, 2005 also maturing in December 2014 for a notional amount of $50.0 million and interest at Libor plus 2.34%. The Company’s interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The aggregate estimated fair value of these swaps at March 31, 2005 was a liability of $1.3 million, which is included in other liabilities with an offsetting adjustment to the carrying value of the debt on our consolidated balance sheet.

The Company’s debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At March 31, 2005, the Company was in compliance with all such covenants.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

Long-term debt is comprised of the following:

	March 31, 2005	December 31, 2004
$300.0 million Bank Syndicate Credit Facility, Libor + 1.75% interest only, due December 2009	$—	$—
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $375,000 principal paid quarterly, due December 2009, $35,625,000 due quarterly through December 2010	149,625,000	150,000,000
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	400,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	11,128,470	11,171,760
Other long-term notes payable with various interest rates, principal and interest paid monthly	127,243	163,057
Interest rate swaps	(1,274,670)	(89,229)

Total debt	559,606,043	561,245,588
Less current portion	(1,703,612)	(1,700,496)

Long-term portion	$557,902,431	$559,545,092

6.	CONTINGENCIES

Building Commitments

As of March 31, 2005, the Company had future development, land purchases and construction commitments expected to be expended within the next twelve months of approximately $9.2 million, including completion of construction on certain new restaurants. In addition, the Company has committed $9.2 million through 2006 for the renovation of the Tower of the Americas in San Antonio, Texas which the Company will operate for at least the next 15 years.

In 2003, the Company purchased from the City of Galveston the Flagship Hotel and Pier, subject to an existing lease. Under this agreement, upon termination of the existing lease, the Company has committed to spend an additional $15.0 million to transform the hotel and pier into a 19th century style Inn and entertainment complex complete with rides and carnival type games. The property is currently occupied by a tenant.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

A reconciliation of the amounts used to compute net income per common share – diluted is as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$7,377,525	$11,101,573

Weighted average common shares outstanding - basic	24,600,000	27,600,000
Dilutive common stock equivalents:
Stock options	890,000	900,000
Restricted stock	10,000	—

Weighted average common and common share equivalents outstanding - diluted	25,500,000	28,500,000

Net income per share - basic	$0.30	$0.40
Net income per share - diluted	$0.29	$0.39

The table below illustrates the effect on net income and earnings per share if compensation costs for the Company had been determined using the alternative accounting method based on the fair value prescribed by SFAS No. 123.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$7,377,525	$11,101,573
Less: stock based compensation expense using fair value method, net of tax	(440,000)	(240,000)

Proforma net income	$6,937,525	$10,861,573

Earnings per share
Basic, as reported	$0.30	$0.40
Basic, proforma	$0.28	$0.39
Diluted, as reported	$0.29	$0.39
Diluted, proforma	$0.27	$0.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

In June 2003, the Company established an equity incentive plan pursuant to which stock options or restricted stock of the Company may be granted to eligible employees of the Company for an aggregate of 700,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors determines the number of shares, prices, and vesting schedule of individual grants. In addition, the Company will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with 10 year vest from grant date, and a minimum of 800,000 stock options. As of March 31, 2005, 300,000 restricted common shares have been issued in 100,000 increments each year since the plan was established. Each grant of restricted shares will vest on the tenth anniversary of the year they are granted.

During the three months ended March 31, 2005, the Company purchased $56.6 million of its common stock.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	SUPPLEMENTAL GUARANTOR INFORMATION

In December 2004, the Company issued, in a private offering, $400.0 million of 7.5% senior notes due 2014 (see “Debt”). These notes will be exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by the Company and certain of its subsidiaries, “Guarantor Subsidiaries”.

The following condensed unaudited consolidating financial statements present separately the financial position, results of operations and cash flows of the Company’s Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

March 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,752,234	$5,326,402	$2,358,452	$—	$132,437,088
Accounts receivable - trade and other	11,281,296	5,809,040	151,862	—	17,242,198
Inventories	35,576,621	16,902,755	376,248	—	52,855,624
Deferred taxes	11,307,212	—	—	—	11,307,212
Other current assets	1,035,377	3,626,639	5,439,759	—	10,101,775

Total current assets	183,952,740	31,664,836	8,326,321	—	223,943,897

PROPERTY AND EQUIPMENT, net	69,190,129	897,536,846	46,197,588	—	1,012,924,563
GOODWILL	—	18,527,547	—	—	18,527,547
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	872,121,382	(594,131,768)	(40,450,452)	(237,539,162)	—
OTHER ASSETS, net	44,824,402	2,382,339	—	—	47,206,741

Total assets	$1,170,088,653	$355,979,800	$14,073,457	$(237,539,162)	$1,302,602,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,420,422	$23,085,798	$537,876	$—	$48,044,096
Accrued liabilities	19,162,217	72,404,025	1,525,052	—	93,091,294
Income taxes payable	830,095	—	—	—	830,095
Current portion of long-term notes and other obligations	1,538,930	—	164,682	—	1,703,612

Total current liabilities	45,951,664	95,489,823	2,227,610	—	143,669,097

LONG-TERM NOTES, NET OF CURRENT PORTION	546,938,643	—	10,963,788	—	557,902,431
DEFERRED TAXES	14,369,582	—	—	—	14,369,582
OTHER LIABILITIES	12,196,183	23,832,874	—	—	36,029,057

Total liabilities	619,456,072	119,322,697	13,191,398	—	751,970,167

COMMITMENTS AND CONTINGENCIES TOTAL STOCKHOLDERS’ EQUITY	550,632,581	236,657,103	882,059	(237,539,162)	550,632,581

Total liabilities and stockholders’ equity	$1,170,088,653	$355,979,800	$14,073,457	$(237,539,162)	$1,302,602,748

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192,679,301	$5,923,478	$2,791,253	$—	$201,394,032
Accounts receivable—trade and other	10,256,627	8,114,520	224,384	—	18,595,531
Inventories	37,824,160	16,878,980	301,013	—	55,004,153
Deferred taxes	10,859,160	—	—	—	10,859,160
Other current assets	2,855,754	3,329,122	5,445,651	—	11,630,527

Total current assets	254,475,002	34,246,100	8,762,301	—	297,483,403

PROPERTY AND EQUIPMENT, net	73,767,370	887,811,651	45,717,915	—	1,007,296,936
GOODWILL	—	18,527,547	—	—	18,527,547
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	864,745,965	(610,127,864)	(40,284,199)	(214,333,902)	—
OTHER ASSETS, net	19,236,582	2,407,803	—	—	21,644,385

Total assets	$1,212,224,919	$332,865,237	$14,196,017	$(214,333,902)	$1,344,952,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,160,088	$24,544,797	$636,433	$—	$48,341,318
Accrued liabilities	12,925,743	70,441,426	1,588,319	—	84,955,488
Income taxes payable	971,175	—	—	—	971,175
Current portion of long-term notes and other obligations	1,535,814	—	164,682	—	1,700,496

Total current liabilities	38,592,820	94,986,223	2,389,434	—	135,968,477

LONG-TERM NOTES, NET OF CURRENT PORTION	548,538,015	—	11,007,077	—	559,545,092
DEFERRED TAXES	13,343,631	—	—	—	13,343,631
OTHER LIABILITIES	10,853,487	24,344,618	—	—	35,198,105

Total liabilities	611,327,953	119,330,841	13,396,511	—	744,055,305

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	600,896,966	213,534,396	799,506	(214,333,902)	600,896,966

Total liabilities and stockholders’ equity	$1,212,224,919	$332,865,237	$14,196,017	$(214,333,902)	$1,344,952,271

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Income Statement

March 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,201,505	$273,849,874	$6,293,206	$—	$281,344,585
OPERATING COSTS AND EXPENSES:
Cost of revenues	—	77,136,160	1,447,373	—	78,583,533
Restaurant labor	—	81,688,388	1,844,035	—	83,532,423
Other restaurant operating expenses	1,285,163	66,329,861	2,381,881	—	69,996,905
General and administrative expenses	13,686,407	—	—	—	13,686,407
Depreciation and amortization	791,237	13,764,034	199,933	—	14,755,204
Restaurant pre-opening expenses	—	915,785	3,736	—	919,521

Total operating costs and expenses	15,762,807	239,834,228	5,876,958	—	261,473,993

OPERATING INCOME	(14,561,302)	34,015,646	416,248	—	19,870,592

OTHER EXPENSE (INCOME):
Interest expense, net	8,270,661	820	294,118	—	8,565,599
Other, net	444,119	10,844	728	—	455,691

	8,714,780	11,664	294,846	—	9,021,290

INCOME (LOSS) BEFORE INCOME TAXES	(23,276,082)	34,003,982	121,402	—	10,849,302
PROVISION (BENEFIT) FOR INCOME TAXES	(7,448,347)	10,881,275	38,849	—	3,471,777
EQUITY IN EARNINGS OF SUBSIDIARIES	23,205,260	—	—	(23,205,260)	—

NET INCOME	$7,377,525	$23,122,707	$82,553	$(23,205,260)	$7,377,525

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Income Statement

March 31, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$504,589	$270,489,082	$4,682,816	$—	$275,676,487

OPERATING COSTS AND EXPENSES:
Cost of revenues	—	76,543,636	1,175,876	—	77,719,512
Restaurant labor	—	79,394,771	1,537,592	—	80,932,363
Other restaurant operating expenses	388,118	61,734,045	2,575,639	—	64,697,802
General and administrative expenses	16,407,130	—	—	—	16,407,130
Depreciation and amortization	800,281	12,145,750	85,166	—	13,031,197
Asset impairment expense	—	1,708,654	—	—	1,708,654
Restaurant pre-opening expenses	—	1,854,044	—	—	1,854,044

Total operating costs and expenses	17,595,529	233,380,900	5,374,273	—	256,350,702

OPERATING INCOME	(17,090,940)	37,108,182	(691,457)	—	19,325,785

OTHER EXPENSE (INCOME):
Interest expense, net	2,805,546	—	268,250	—	3,073,796
Other, net	155,654	7,945	(846)	—	162,753

	2,961,200	7,945	267,404	—	3,236,549

INCOME (LOSS) BEFORE INCOME TAXES	(20,052,140)	37,100,237	(958,861)	—	16,089,236
PROVISION (BENEFIT) FOR INCOME TAXES	(6,216,164)	11,501,074	(297,247)		4,987,663
EQUITY IN EARNINGS OF SUBSIDIARIES	24,937,549	—	—	(24,937,549)	—

NET INCOME	$11,101,573	$25,599,163	$(661,614)	$(24,937,549)	$11,101,573

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

March 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,377,525	$23,122,707	$82,553	$(23,205,260)	$7,377,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	791,237	13,764,034	199,933	—	14,755,204
Change in assets and liabilities, net and other	3,877,119	(13,830,678)	(99,261)	23,205,260	13,152,440

Total adjustments	4,668,356	(66,644)	100,672	23,205,260	27,907,644

Net cash provided (used) by operating activities	12,045,881	23,056,063	183,225	—	35,285,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	3,908,289	(23,653,139)	(572,737)	—	(20,317,587)
Business acquisitions and related payments, net of cash acquired	(25,484,613)	—	—	—	(25,484,613)

Net cash provided (used) in investing activities	(21,576,324)	(23,653,139)	(572,737)	—	(45,802,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(56,563,965)	—	—	—	(56,563,965)
Proceeds from exercise of stock options	53,000	—	—	—	53,000
Payments of debt and related expenses, net	(605,390)	—	(43,289)	—	(648,679)
Dividends paid	(1,280,269)	—	—	—	(1,280,269)

Net cash provided (used) in financing activities	(58,396,624)	—	(43,289)	—	(58,439,913)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,927,067)	(597,076)	(432,801)	—	(68,956,944)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	192,679,301	5,923,478	2,791,253	—	201,394,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,752,234	$5,326,402	$2,358,452	$—	$132,437,088

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

March 31, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,101,573	$25,599,163	$(661,614)	$(24,937,549)	$11,101,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	800,281	12,145,750	85,166	—	13,031,197
Asset impairment expense	—	1,708,654	—	—	1,708,654
Change in assets and liabilities, net and other	(57,820,939)	15,857,952	1,329,276	24,937,549	(15,696,162)

Total adjustments	(57,020,658)	29,712,356	1,414,442	24,937,549	(956,311)

Net cash provided (used) by operating activities	(45,919,085)	55,311,519	752,828	—	10,145,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	30,448,387	(60,027,816)	(179,121)	—	(29,758,550)
Proceeds from sale of property and equipment	—	1,470,000	—	—	1,470,000
Business acquisitions and related payments, net of cash acquired	(179,857)	—	—	—	(179,857)

Net cash provided (used) in investing activities	30,268,530	(58,557,816)	(179,121)	—	(28,468,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(1,538,113)	—	—	—	(1,538,113)
Proceeds from exercise of stock options	628,402	—	—	—	628,402
Payments of debt and related expenses, net	(485,967)	—	(36,867)	—	(522,834)
Proceeds (payments) on credit facility, net	(4,000,000)	—	—	—	(4,000,000)
Dividends paid	(691,497)	—	—	—	(691,497)

Net cash provided (used) in financing activities	(6,087,175)	—	(36,867)	—	(6,124,042)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,737,730)	(3,246,297)	536,840	—	(24,447,187)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,656,642	4,430,245	124,432	—	35,211,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,918,912	$1,183,948	$661,272	$—	$10,764,132

LANDRY’S RESTAURANTS, INC.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a national, diversified restaurant and hospitality company principally engaged in the ownership and operation of full service, casual dining restaurants. As of March 31, 2005, we operated 301 such restaurants as well as several limited menu restaurants and other properties.

We are in the business of operating restaurants and other complementary activities. We do not engage in real estate operations other than those associated with the ownership and operation of our business. We own a fee interest (own the land and building) in a number of properties underlying our businesses, but do not engage in real estate sales or real estate management in any significant fashion or format. Our Chief Executive Officer, who is responsible for the our operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for all business activities.

Our Specialty Growth Division is primarily engaged in operating complementary entertainment and hospitality activities, such as miscellaneous beverage carts and various kiosks, amusement rides and games and select hotel properties, generally at locations that complement our core restaurant operations. The total assets, revenues, and operating profits of these complementary “specialty” business activities are considered not material to the overall business and below the threshold of a separate reportable business segment under SFAS No. 131.

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

On February 4, 2005, through the purchase of the outstanding capital stock of Poster Financial Group, Inc., we entered into an agreement to purchase the Golden Nugget Casino in downtown Las Vegas for $140.0 million in cash, the assumption of $155.0 million of Senior Secured Notes due 2011, and the assumption of certain working capital liabilities to be calculated at closing. Pursuant to the terms of the purchase agreement, we deposited $25.0 million into an escrow account. This deposit may be forfeited if the Company fails to consummate the transaction. Under the terms of the purchase agreement, Poster Financial Group’s currently outstanding Senior Secured Notes due 2011 will remain outstanding obligations of Poster Financial Group following the closing. The consummation of the sale will result in a change of control of Poster Financial Group under the terms of the senior notes and, as a result, Poster Financial Group will be required within 30 days of such change of control to commence an offer to purchase the senior notes for 101% of the aggregate principal amount of such senior notes, plus any accrued and unpaid interest. Under the terms of the purchase agreement, amounts outstanding at closing under Poster Financial Group’s senior credit facility will be repaid by us or we will seek consent from the lender under such facility for such amounts to remain outstanding. The Golden Nugget occupies over eight acres in downtown Las Vegas with approximately 40,000 square feet of gaming area. The property also features three towers containing 1,907 rooms, the largest number of guestrooms in downtown Las Vegas. It is anticipated that the transaction will close within the next twelve months, subject to customary closing conditions contained in the purchase agreement, including receipt of all necessary governmental, gaming and other regulatory approvals.

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

Results of Operations

Restaurant Profitability

The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues	27.9%	28.2%
Restaurant labor	29.7%	29.3%
Other restaurant operating expenses (1)	24.9%	23.4%

Restaurant level profit (1)	17.5%	19.1%

(1)	Excludes depreciation, amortization and pre-opening expenses.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenues increased $5,668,098, or 2.1%, from $275,676,487 to $281,344,585 for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. The total increase/change in revenue is comprised of the following approximate amounts: 2005 restaurant openings – increase $12.5 million; restaurant closings – decrease $2.7 million; day lost due to leap year – decrease $3.4 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of March 31, 2005 and 2004 were 301 and 290, respectively.

Cost of revenues increased $864,021, or 1.1%, from $77,719,512 to $78,583,533 in the three months ended March 31, 2005, compared to the same period in the prior year primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the three months ended March 31, 2005, decreased to 27.9%, from 28.2% in 2004. The slight decrease in cost of revenues as a percentage of revenues is primarily due to a shift in revenue to lower cost products.

Restaurant labor expenses increased $2,600,060, or 3.2%, from $80,932,363 to $83,532,423 in the three months ended March 31, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the three months ended March 31, 2005, increased to 29.7% from 29.3% in 2004, principally due to increased hourly labor expense. The increase occurred primarily in kitchen and wait staff labor and was a product of reduced productivity and higher overtime wages.

Other restaurant operating expenses increased $5,299,103, or 8.2%, from $64,697,802 to $69,996,905 in the three months ended March 31, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.9% in 2005 from 23.4% in 2004 as a primary result of increased advertising expenses.

General and administrative expenses decreased $2,720,723, or 16.6%, from $16,407,130 to $13,686,407 in the three months ended March 31, 2005, compared to the same period in the prior year, and decreased as a percentage of revenues to 4.9% in 2005 from 6.0% in 2004. The decrease was primarily a result of decreased accruals related to employee bonuses.

Restaurant pre-opening expenses were $919,521 for the three months ended March 31, 2005, compared to $1,854,044 for the same period in the prior year. The decrease for the 2005 period was attributable to a decrease in the number of units opened in 2005 as compared to 2004.

Combined depreciation and amortization expense and asset impairment expense increased an aggregate of $15,353 or 0.1%, from an aggregate of $14,739,851 to $14,755,204 in the three months ended March 31, 2005, compared to the same period in the prior year. The increase for 2005 was due to the addition of new restaurants and equipment offset by an asset impairment expense in 2004 of $1,708,654.

The impairment charges in fiscal 2004 resulted from sales declines in one under performing restaurant, additional deterioration in the specific restaurant’s profitability, perceived deterioration of the market area and/or specific location, and management’s downward revised outlook for further opportunity and/or improvement of forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment.

The increase in net interest expense in the three months ended March 31, 2005, as compared to the prior year, is primarily due to higher borrowings related to the Company’s new credit facility and 7.5% senior notes due 2014 both finalized in December 2004.

Provision for income taxes decreased by $1,515,886 to $3,471,777 in the three months ended March 31, 2005 from $4,987,663 in 2004 primarily due to changes in our pre-tax income.

Liquidity and Capital Resources

In December 2004, we refinanced our existing debt by entering into a new five year $300.0 million bank credit facility, a six year $150.0 million term loan, and issuing $400.0 million in 7.5% senior notes due 2014. The 7.5% senior notes due 2014 are general unsecured obligations of the Company. Our financing spread under both the bank credit facility and the term loan was 1.75% for Libor borrowings and 0.75% for base rate borrowings at March 31, 2005. Net proceeds from the refinancing were used to repay outstanding debt and for general corporate purposes. We plan to fund future operations, new restaurant development, and acquisitions from operations and available capacity under our current bank credit facility.

During the three months ended March 31, 2005, we purchased $56.6 million of our common stock. In early 2005 we authorized a $50.0 million open market stock repurchase program. We expect to make opportunistic repurchases of our common stock.

Working capital decreased to $80.3 million as of March 31, 2005 from $161.5 million as of December 31, 2004 primarily due to repurchases of stock and the deposit of $25.0 million into an escrow account pursuant to the terms of the purchase agreement of the Golden Nugget Casino in downtown Las Vegas, Nevada. Upon consummation of the sale, we will pay $140.0 million in cash and assume $155.0 million of senior secured notes due 2011 plus certain working capital liabilities to be calculated at closing. The transaction is anticipated to close within the next twelve months. Pursuant to the purchase agreement we will acquire the outstanding capital stock of Poster Financial Group, Inc., owner of the Golden Nugget Casino.

Primarily as a result of establishing long-term borrowings, we will incur higher interest expense in the future. We have entered into two interest rate swap agreements, with an aggregate notional value of $100.0 million, with the objective of managing our exposure to interest rate risk and lowering interest expense. We swapped higher 7.5% fixed interest rates of the senior notes due 2014 for floating interest rates equal to six month Libor plus a financing spread of 2.38% for the first $50.0 million and Libor plus 2.34% for the next $50.0 million.

From time to time, we review opportunities for restaurant acquisitions, and investments in the hospitality, gaming, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2005.

Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts. In April 2004, the annual dividend amount was increased to $0.20 per share, declared and paid in quarterly amounts.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payments” later amended by the Securities and Exchange Commission in April 2005. This statement requires the expensing of stock options in the financial statements at the beginning of the next fiscal year for periods beginning after June 15, 2005. The Company has not made a determination of the valuation methodology and, therefore, has not determined the impact to future periods.

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

Interest Rate Risk

Total debt at March 31, 2005 included $249.6 million of floating-rate debt attributed to borrowings at an average interest rate of 5.1%. As a result, our annual interest cost in 2005 will fluctuate based on short-term interest rates.

In connection with the 7.5% senior notes due 2014, the Company has entered into interest swap agreements with a total notional value of $100.0 million with the objective of managing our exposure to interest rate risk and lowering interest expense.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.5%) would be approximately $1.3 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2005, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2005.

During the three months ended March 31, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. These programs have resulted in our aggregate repurchasing of approximately 14.8 million shares of common stock for approximately $213.3 million through March 31, 2005.

All repurchases of our common stock during the first quarter of 2005 were made pursuant to our open market stock repurchase program. The following table summarizes repurchases of our common stock during the first quarter of 2005 pursuant to our open market stock repurchase program.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2005 (January 12 through January 31)	567,300	$27.47	567,300	$73,722,400
February 2005 (February 10 through February 28)	340,200	$28.76	340,200	$63,939,530
March 2005 (March 1 through March 31)	1,098,700	$28.39	1,098,700	$82,743,373

Total	2,006,200	$28.19	2,006,200	$82,743,373

PART II. OTHER INFORMATION (continued)

ITEM 6.	Exhibits

The following Exhibits are set forth herein commencing on page 26:

12.1	—Ratio of Earnings to Fixed Charges

31.1	—Certification by Chief Executive Officer

31.2	—Certification by Chief Financial Officer

32	—Certification with respect to quarterly report of Landry’s Restaurants, Inc.

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
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 10, 2005