Form 10-Q
period 2005-06-30
LANDRYS RESTAURANTS INC
filed 2005-08-09
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

AS OF AUGUST 3, 2005 THERE WERE

21,555,886 SHARES OF $0.01 PAR VALUE

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,734,262	$201,394,032
Accounts receivable - trade and other	14,449,103	18,595,531
Inventories	56,356,047	55,004,153
Deferred taxes	10,946,919	10,859,160
Other current assets	10,512,602	11,630,527

Total current assets	154,998,933	297,483,403

PROPERTY AND EQUIPMENT, net	1,030,753,517	1,007,296,936
GOODWILL	18,527,547	18,527,547
OTHER ASSETS, net	53,660,903	21,644,385

Total assets	$1,257,940,900	$1,344,952,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,218,234	$48,341,318
Accrued liabilities	89,426,037	84,955,488
Income taxes payable	2,024,349	971,175
Current portion of long-term notes and other obligations	1,711,586	1,700,496

Total current liabilities	146,380,206	135,968,477

LONG-TERM NOTES, NET OF CURRENT PORTION	561,336,940	559,545,092
DEFERRED TAXES	16,715,281	13,343,631
OTHER LIABILITIES	35,196,628	35,198,105

Total liabilities	759,629,055	744,055,305

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 21,550,886 and 25,607,573, issued and outstanding, respectively	215,509	256,076
Additional paid-in capital	324,198,819	401,228,736
Deferred stock compensation	(6,771,923)	(4,281,670)
Retained earnings	180,669,440	203,693,824

Total stockholders’ equity	498,311,845	600,896,966

Total liabilities and stockholders’ equity	$1,257,940,900	$1,344,952,271

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 Restated	2005	2004 Restated
REVENUES	$325,151,858	$317,616,355	$606,496,443	$593,292,842
OPERATING COSTS AND EXPENSES:
Cost of revenues	89,915,494	89,108,646	168,499,027	166,828,158
Restaurant labor	92,578,681	89,818,861	176,111,104	170,751,224
Other restaurant operating expenses	76,961,075	74,129,821	146,957,980	138,827,623
General and administrative expenses	14,927,645	14,939,767	28,614,052	31,346,897
Depreciation and amortization	15,104,371	13,766,535	29,859,575	26,797,732
Asset impairment expense	—	—	—	1,708,654
Restaurant pre-opening expenses	1,250,649	1,744,627	2,170,170	3,598,671

Total operating costs and expenses	290,737,915	283,508,257	552,211,908	539,858,959

OPERATING INCOME	34,413,943	34,108,098	54,284,535	53,433,883
OTHER EXPENSE (INCOME):
Interest expense, net	8,611,228	3,031,896	17,176,827	6,105,692
Other, net	4,468	(222,924)	460,159	(60,171)

Total other expense	8,615,696	2,808,972	17,636,986	6,045,521

INCOME BEFORE INCOME TAXES	25,798,247	31,299,126	36,647,549	47,388,362
PROVISION FOR INCOME TAXES	8,255,439	9,702,729	11,727,216	14,690,392

NET INCOME	$17,542,808	$21,596,397	$24,920,333	$32,697,970

EARNINGS PER SHARE INFORMATION:
BASIC -
Net income	$0.80	$0.78	$1.07	$1.18
Weighted average number of common shares outstanding	21,950,000	27,600,000	23,200,000	27,600,000
DILUTED -
Net income	$0.78	$0.76	$1.04	$1.15
Weighted average number of common and common share equivalents outstanding	22,600,000	28,450,000	24,000,000	28,500,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2004	25,607,573	$256,076	$401,228,736	$(4,281,670)	$203,693,824	$600,896,966
Net income	—	—	—	—	24,920,333	24,920,333
Dividends paid	—	—	—	—	(2,469,596)	(2,469,596)
Purchase of common stock held for treasury	(4,820,286)	(48,203)	(88,136,317)	—	(45,475,121)	(133,659,641)
Exercise of stock options and income tax benefit	663,599	6,636	8,307,400	—	—	8,314,036
Issuance of restricted stock	100,000	1,000	2,799,000	(2,800,000)	—	—
Amortization of deferred stock compensation	—	—	—	309,747	—	309,747

Balance, June 30, 2005	21,550,886	$215,509	$324,198,819	$(6,771,923)	$180,669,440	$498,311,845

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,920,333	$32,697,970
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	29,859,575	26,797,732
Asset impairment expense	—	1,708,654
Change in assets and liabilities - net and other	17,715,122	5,616,311

Total adjustments	47,574,697	34,122,697

Net cash provided by operating activities	72,495,030	66,820,667
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(55,036,027)	(56,054,603)
Proceeds from sale of property and equipment	—	2,950,305
Business acquisitions and related payments, net of cash acquired	(26,643,983)	(12,834,875)

Net cash used in investing activities	(81,680,010)	(65,939,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(125,651,866)	(7,898,863)
Proceeds from exercise of stock options	222,991	1,126,865
Payments of debt and related expenses, net	(1,576,319)	(18,258,550)
Proceeds (payments) on credit facility, net	—	16,000,000
Dividends paid	(2,469,596)	(2,082,610)

Net cash provided by (used in) financing activities	(129,474,790)	(11,113,158)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(138,659,770)	(10,231,664)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	201,394,032	35,211,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,734,262	$24,979,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,166,926	$6,215,396
Interest	$17,442,150	$6,425,431

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

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Landry’s Restaurants, Inc., a Delaware holding company and our wholly and majority owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, except for the consolidated balance sheet as of December 31, 2004. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which we consider necessary for fair presentation of our financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in our December 31, 2004, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

Revenues are recognized when the goods and services are delivered. Accounts receivable are primarily due from credit and charge card companies and national storage and distribution companies.

2. RESTATEMENT

Following a review of our lease accounting and leasehold depreciation policies, we determined that it was appropriate to restate certain of our consolidated financial statements for periods issued prior to the fourth quarter of 2004. As a result, we are restating our quarterly financial results for 2004 to conform to these changes in lease accounting and leasehold depreciation policies. Historically, unless otherwise deemed immaterial, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciated our buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable lease term and options, where the failure to renew would result in economic penalty (or the useful life of the assets, if shorter). We previously believed that these long standing accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated under the lease regardless of when actual rent payments begin.

As a result of this restatement, net income decreased approximately $202,200 to $21,596,397 and basic and diluted earnings per share decreased $0.01 to $0.78 and $0.76, respectively, for the three months ended June 30, 2004. For the six months ended June 30, 2004, net income decreased approximately $463,300 to $32,697,970, basic earnings per share decreased $0.02 to $1.18 and diluted earnings per share decreased $0.01 to $1.15.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. OTHER ASSETS

On February 4, 2005, we entered into an agreement to acquire the capital stock of Poster Financial Group, Inc., owner of the Golden Nugget Casinos in downtown Las Vegas and in Laughlin, Nevada for $140.0 million in cash, the assumption of $155.0 million of Senior Secured notes due 2011, approximately $31.0 million in bank debt, and certain working capital liabilities. Pursuant to the agreement, we deposited $25.0 million in escrow, which is included in other assets on our consolidated balance sheet. This deposit may be forfeited if we fail to consummate the transaction. The agreement is subject to various contingencies, including the approval of Nevada Gaming authorities, which could take up to a year to obtain.

4. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2005	December 31, 2004
Payroll and related costs	$17,302,390	$16,468,491
Rent and insurance	28,828,550	25,753,353
Taxes, other than payroll and income taxes	17,560,419	19,064,713
Deferred revenue (gift certificates)	10,282,103	12,751,757
Accrued interest	1,283,756	507,532
Other	14,168,819	10,409,642

	$89,426,037	$84,955,488

5. DEBT

In December 2004, we entered into a $450.0 million bank credit facility consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. The revolving credit facility matures in December 2009 and bears interest at Libor or the bank’s base rate plus a financing spread, 1.50% for Libor and 0.50% for base rate borrowings at June 30, 2005. In addition, the revolving credit facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. The term loan matures in December 2010 and bears interest at Libor plus 1.75% or the bank’s base rate plus 0.75%. Quarterly principal payments of $375,000 are due through December 2009 with the remaining balance payable in equal quarterly installments of $35,625,000 in 2010. The Company and certain of its guarantor subsidiaries granted liens on substantially all real and personal property as security under the bank credit facility. As of June 30, 2005, we had approximately $14.9 million in letters of credit outstanding and available borrowing capacity of $285.1 million.

Concurrently, we issued $400.0 million in 7.5% senior notes due in December 2014. The notes are our general unsecured obligations and require semi-annual interest payments in June and December.

Net proceeds from the $450.0 million bank credit facility and $400.0 million in 7.5% senior notes totaled $536.6 million and were used to repay all outstanding liabilities under the Company’s then existing bank credit facility and $150.0 million in Senior Notes. No amounts were drawn under the $300.0 million revolving credit facility. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

In connection with the 7.5% senior notes due 2014, we have entered into two interest rate swap agreements with the objective of managing our exposure to interest rate risk and lowering interest expense. The first agreement was effective December 28, 2004 maturing in December 2014 for a notional amount of $50.0 million and interest at Libor plus 2.38%. The second agreement was effective March 10, 2005 also maturing in December 2014 for a notional amount of $50.0 million and interest at Libor plus 2.34%.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The aggregate estimated fair value of these swaps at June 30, 2005 was an asset of $2.6 million, which is included in other assets with an offsetting adjustment to the carrying value of the debt on our consolidated balance sheet.

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At June 30, 2005, we were in compliance with all such covenants.

We assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate approximately $102,000 monthly.

Long-term debt is comprised of the following:

	June 30, 2005	December 31, 2004
$300.0 million Bank Syndicate Credit Facility, Libor + 1.50% interest only, due December 2009	$—	$—
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $375,000 principal paid quarterly, through December 2009, $35,625,000 due quarterly through December 2010	149,250,000	150,000,000
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	400,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	11,089,922	11,171,760
Other long-term notes payable with various interest rates, principal and interest paid monthly	127,243	163,057
Interest rate swaps	2,581,361	(89,229)

Total debt	563,048,526	561,245,588
Less current portion	(1,711,586)	(1,700,496)

Long-term portion	$561,336,940	$559,545,092

6. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of June 30, 2005, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $13.2 million, including completion of construction on certain new restaurants. In addition, we have committed $9.3 million through 2006 for the renovation of the Tower of the Americas in San Antonio, Texas, which we will operate for at least the next 15 years.

In 2003, we purchased from the City of Galveston the Flagship Hotel and Pier, subject to an existing lease. Under this agreement, upon termination of the existing lease, we have committed to spend an additional $15.0 million to transform the hotel and pier into a turn of the century style Inn and restaurant entertainment complex. The property is currently occupied by a tenant.

During November 2003, we purchased two casual Italian restaurants. Under the purchase agreement, we are committed to building an additional five casual Italian restaurants by the end of 2008, or make certain payments in lieu of development. In conjunction with the agreement to develop additional restaurants, the seller agreed to provide consulting services to ensure that the consistency and the quality of the food and service are maintained through this transition period.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

7. EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

A reconciliation of the amounts used to compute earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$17,542,808	$21,596,397	$24,920,333	$32,697,970

Weighted average number of common shares outstanding - basic	21,950,000	27,600,000	23,200,000	27,600,000
Dilutive common stock equivalents:
Stock options	640,000	850,000	790,000	900,000
Restricted stock	10,000	—	10,000	—

Weighted average number of common and common share equivalents outstanding - diluted	22,600,000	28,450,000	24,000,000	28,500,000

Net income per share - basic	$0.80	$0.78	$1.07	$1.18
Net income per share - diluted	$0.78	$0.76	$1.04	$1.15

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below illustrates the effect on net income and earnings per share if compensation costs for us had been determined using the alternative accounting method based on the fair value prescribed by SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$17,542,808	$21,596,397	$24,920,333	$32,697,970
Less: stock based compensation expense using fair value method, net of tax	(400,000)	(380,000)	(840,000)	(620,000)

Proforma net income	$17,142,808	$21,216,397	$24,080,333	$32,077,970

Earnings per share:
Basic, as reported	$0.80	$0.78	$1.07	$1.18
Basic, proforma	$0.78	$0.77	$1.04	$1.16
Diluted, as reported	$0.78	$0.76	$1.04	$1.15
Diluted, proforma	$0.76	$0.75	$1.00	$1.13

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

In June 2003, we established an equity incentive plan pursuant to which our stock options or restricted stock may be granted to eligible employees for an aggregate of 700,000 shares of our common stock. The Compensation Committee of the Board of Directors determines the number of shares, prices, and vesting schedule of individual grants. In addition, we will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with 10 year vest from grant date, and a minimum of 800,000 stock options. As of June 30, 2005, 300,000 restricted common shares have been issued in 100,000 increments each year since the plan was established. Each grant of restricted shares will vest on the tenth anniversary of the year they are granted.

During the three and six months ended June 30, 2005, we purchased $77.1 million and $133.7 million, respectively, of our common stock.

8. SUPPLEMENTAL GUARANTOR INFORMATION

In December 2004, we issued, in a private offering, $400.0 million of 7.5% senior notes due 2014 (see “Debt”). In June 2005, these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by certain of our subsidiaries, “Guarantor Subsidiaries”.

The following condensed unaudited consolidating financial statements present separately the financial position, results of operations and cash flows of Landry’s Restaurants, Inc., our Guarantor Subsidiaries and our Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

June 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,728,727	$6,453,547	$2,551,988	$—	$62,734,262
Accounts receivable - trade and other	8,061,748	6,157,580	229,775	—	14,449,103
Inventories	38,208,816	17,730,089	417,142	—	56,356,047
Deferred taxes	10,946,919	—	—	—	10,946,919
Other current assets	1,689,704	3,731,907	5,090,991	—	10,512,602

Total current assets	112,635,914	34,073,123	8,289,896	—	154,998,933

PROPERTY AND EQUIPMENT, net	71,329,570	897,829,040	61,594,907	—	1,030,753,517
GOODWILL	—	18,527,547	—	—	18,527,547
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	882,128,668	(555,598,451)	(55,548,867)	(270,981,350)	—
OTHER ASSETS, net	51,472,618	2,188,285	—	—	53,660,903

Total assets	$1,117,566,770	$397,019,544	$14,335,936	$(270,981,350)	$1,257,940,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,700,073	$23,993,765	$524,396	$—	$53,218,234
Accrued liabilities	8,045,719	79,640,461	1,739,857	—	89,426,037
Income taxes payable	2,024,349	—	—	—	2,024,349
Current portion of long-term notes and other obligations	1,538,930	—	172,656	—	1,711,586

Total current liabilities	40,309,071	103,634,226	2,436,909	—	146,380,206

LONG-TERM NOTES, NET OF CURRENT PORTION	550,419,674	—	10,917,266	—	561,336,940
DEFERRED TAXES	16,715,281	—	—	—	16,715,281
OTHER LIABILITIES	11,810,899	23,282,242	103,487	—	35,196,628

Total liabilities	619,254,925	126,916,468	13,457,662	—	759,629,055

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	498,311,845	270,103,076	878,274	(270,981,350)	498,311,845

Total liabilities and stockholders’ equity	$1,117,566,770	$397,019,544	$14,335,936	$(270,981,350)	$1,257,940,900

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,229,519	$315,918,848	$8,003,491	$—	$325,151,858

OPERATING COSTS AND EXPENSES:
Cost of revenues	—	88,241,660	1,673,834	—	89,915,494
Restaurant labor	—	90,866,845	1,711,836	—	92,578,681
Other restaurant operating expenses	592,461	73,217,154	3,151,460	—	76,961,075
General and administrative expenses	14,927,645	—	—	—	14,927,645
Depreciation and amortization	791,150	14,100,437	212,784	—	15,104,371
Restaurant pre-opening expenses	—	1,248,555	2,094	—	1,250,649

Total operating costs and expenses	16,311,256	267,674,651	6,752,008	—	290,737,915

OPERATING INCOME	(15,081,737)	48,244,197	1,251,483	—	34,413,943

OTHER EXPENSE (INCOME):
Interest expense, net	8,348,412	(820)	263,636	—	8,611,228
Other, net	(48,710)	53,023	155	—	4,468

	8,299,702	52,203	263,791	—	8,615,696

INCOME (LOSS) BEFORE INCOME TAXES	(23,381,439)	48,191,994	987,692	—	25,798,247
PROVISION (BENEFIT) FOR INCOME TAXES	(7,482,059)	15,421,437	316,061	—	8,255,439
EQUITY IN EARNINGS OF SUBSIDIARIES	33,442,188	—	—	(33,442,188)	—

NET INCOME	$17,542,808	$32,770,557	$671,631	$(33,442,188)	$17,542,808

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$975,853	$311,274,401	$5,366,101	$—	$317,616,355

OPERATING COSTS AND EXPENSES:
Cost of revenues	—	87,813,019	1,295,627	—	89,108,646
Restaurant labor	—	88,164,460	1,654,401	—	89,818,861
Other restaurant operating expenses	492,793	71,846,212	1,790,816	—	74,129,821
General and administrative expenses	14,939,767	—	—	—	14,939,767
Depreciation and amortization	758,294	12,915,188	93,053	—	13,766,535
Asset impairment expense	—	—	—	—	—
Restaurant pre-opening expenses	—	1,744,627	—	—	1,744,627

Total operating costs and expenses	16,190,854	262,483,506	4,833,897	—	283,508,257

OPERATING INCOME	(15,215,001)	48,790,895	532,204	—	34,108,098

OTHER EXPENSE (INCOME):
Interest expense, net	2,764,638	—	267,258	—	3,031,896
Other, net	(230,760)	9,753	(1,917)	—	(222,924)

	2,533,878	9,753	265,341	—	2,808,972

INCOME (LOSS) BEFORE INCOME TAXES	(17,748,879)	48,781,142	266,863	—	31,299,126
PROVISION (BENEFIT) FOR INCOME TAXES	(5,502,152)	15,122,153	82,728		9,702,729
EQUITY IN EARNINGS OF SUBSIDIARIES	33,843,124	—	—	(33,843,124)	—

NET INCOME	$21,596,397	$33,658,989	$184,135	$(33,843,124)	$21,596,397

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$2,431,024	$589,768,722	$14,296,697	$—	$606,496,443

OPERATING COSTS AND EXPENSES:
Cost of revenues	—	165,377,820	3,121,207	—	168,499,027
Restaurant labor	—	172,555,233	3,555,871	—	176,111,104
Other restaurant operating expenses	1,877,624	139,547,015	5,533,341	—	146,957,980
General and administrative expenses	28,614,052	—	—	—	28,614,052
Depreciation and amortization	1,582,387	27,864,471	412,717	—	29,859,575
Restaurant pre-opening expenses	—	2,164,340	5,830	—	2,170,170

Total operating costs and expenses	32,074,063	507,508,879	12,628,966	—	552,211,908

OPERATING INCOME	(29,643,039)	82,259,843	1,667,731	—	54,284,535

OTHER EXPENSE (INCOME):
Interest expense, net	16,619,073	—	557,754	—	17,176,827
Other, net	395,409	63,867	883	—	460,159

	17,014,482	63,867	558,637	—	17,636,986

INCOME (LOSS) BEFORE INCOME TAXES	(46,657,521)	82,195,976	1,109,094	—	36,647,549
PROVISION (BENEFIT) FOR INCOME TAXES	(14,930,406)	26,302,712	354,910	—	11,727,216
EQUITY IN EARNINGS OF SUBSIDIARIES	56,647,448	—	—	(56,647,448)	—

NET INCOME	$24,920,333	$55,893,264	$754,184	$(56,647,448)	$24,920,333

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,480,442	$581,763,483	$10,048,917	$—	$593,292,842

OPERATING COSTS AND EXPENSES:
Cost of revenues	—	164,356,655	2,471,503	—	166,828,158
Restaurant labor	—	167,559,231	3,191,993	—	170,751,224
Other restaurant operating expenses	880,911	133,580,257	4,366,455	—	138,827,623
General and administrative expenses	31,346,897	—	—	—	31,346,897
Depreciation and amortization	1,558,575	25,060,938	178,219	—	26,797,732
Asset impairment expense	—	1,708,654	—	—	1,708,654
Restaurant pre-opening expenses	—	3,598,671	—	—	3,598,671

Total operating costs and expenses	33,786,383	495,864,406	10,208,170	—	539,858,959

OPERATING INCOME	(32,305,941)	85,899,077	(159,253)	—	53,433,883

OTHER EXPENSE (INCOME):
Interest expense, net	5,570,184	—	535,508	—	6,105,692
Other, net	(75,106)	17,698	(2,763)	—	(60,171)

	5,495,078	17,698	532,745	—	6,045,521

INCOME (LOSS) BEFORE INCOME TAXES	(37,801,019)	85,881,379	(691,998)	—	47,388,362
PROVISION (BENEFIT) FOR INCOME TAXES	(11,718,316)	26,623,227	(214,519)	—	14,690,392
EQUITY IN EARNINGS OF SUBSIDIARIES	58,780,673	—	—	(58,780,673)	—

NET INCOME	$32,697,970	$59,258,152	$(477,479)	$(58,780,673)	$32,697,970

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six Months Ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,920,333	$55,893,264	$754,184	$(56,647,448)	$24,920,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582,387	27,864,471	412,717	—	29,859,575
Change in assets and liabilities, net and other	(8,236,419)	(45,201,854)	14,505,947	56,647,448	17,715,122

Total adjustments	(6,654,032)	(17,337,383)	14,918,664	56,647,448	47,574,697

Net cash provided (used) by operating activities	18,266,301	38,555,881	15,672,848	—	72,495,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(1,179,939)	(38,025,812)	(15,830,276)	—	(55,036,027)
Business acquisitions and related payments, net of cash acquired	(26,643,983)	—	—	—	(26,643,983)

Net cash provided (used) in investing activities	(27,823,922)	(38,025,812)	(15,830,276)	—	(81,680,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(125,651,866)	—	—	—	(125,651,866)
Proceeds from exercise of stock options	222,991	—	—	—	222,991
Payments of debt and related expenses, net	(1,494,482)	—	(81,837)	—	(1,576,319)
Dividends paid	(2,469,596)	—	—	—	(2,469,596)

Net cash provided (used) in financing activities	(129,392,953)	—	(81,837)	—	(129,474,790)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(138,950,574)	530,069	(239,265)	—	(138,659,770)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	192,679,301	5,923,478	2,791,253	—	201,394,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,728,727	$6,453,547	$2,551,988	$—	$62,734,262

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six Months Ended June 30, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,697,970	$59,258,152	$(477,479)	$(58,780,673)	$32,697,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,558,575	25,060,938	178,219	—	26,797,732
Asset impairment expense	—	1,708,654	—	—	1,708,654
Change in assets and liabilities, net and other	(88,367,696)	30,885,222	4,318,112	58,780,673	5,616,311

Total adjustments	(86,809,121)	57,654,814	4,496,331	58,780,673	34,122,697

Net cash provided (used) by operating activities	(54,111,151)	116,912,966	4,018,852	—	66,820,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	54,778,544	(107,851,103)	(2,982,044)	—	(56,054,603)
Proceeds from sale of property and equipment	1,480,305	1,470,000	—	—	2,950,305
Business acquisitions and related payments, net of cash acquired	(12,834,875)	—	—	—	(12,834,875)

Net cash provided (used) in investing activities	43,423,974	(106,381,103)	(2,982,044)	—	(65,939,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(7,898,863)	—	—	—	(7,898,863)
Proceeds from exercise of stock options	1,126,865	—	—	—	1,126,865
Payments of debt and related expenses, net	(18,186,844)	—	(71,706)	—	(18,258,550)
Proceeds (payments) on credit facility	16,000,000	—	—	—	16,000,000
Dividends paid	(2,082,610)	—	—	—	(2,082,610)

Net cash provided (used) in financing activities	(11,041,452)	—	(71,706)	—	(11,113,158)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,728,629)	10,531,863	965,102	—	(10,231,664)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,656,642	4,430,245	124,432	—	35,211,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,928,013	$14,962,108	$1,089,534	$—	$24,979,655

LANDRY’S RESTAURANTS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a national, diversified restaurant and hospitality company principally engaged in the ownership and operation of full service, casual dining restaurants. As of June 30, 2005, we operated 305 such restaurants as well as several limited menu restaurants and other properties.

We are in the business of operating restaurants and other complementary activities. We do not engage in real estate operations other than those associated with the ownership and operation of our business. We own a fee interest (own the land and building) in a number of properties underlying our businesses, but do not engage in real estate sales or real estate management in any significant fashion or format. Our Chief Executive Officer, who is responsible for our operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for all business activities.

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

On February 4, 2005, through an agreement to purchase the outstanding capital stock of Poster Financial Group, Inc., we entered into an agreement to purchase the Golden Nugget Casinos in downtown Las Vegas and Laughlin, Nevada for $140.0 million in cash, the assumption of $155.0 million of Senior Secured Notes due 2011, approximately $31.0 million in bank debt, and the assumption of certain working capital liabilities. Pursuant to the terms of the purchase agreement, we deposited $25.0 million into an escrow account. This deposit may be forfeited if we fail to consummate the transaction. Under the terms of the purchase agreement, Poster Financial Group’s currently outstanding Senior Secured Notes due 2011 will remain outstanding obligations of Poster Financial Group following the closing. The consummation of the sale will result in a change of control of Poster Financial Group under the terms of the senior notes and, as a result, Poster Financial Group will be required within 30 days of such change of control to commence an offer to purchase the senior notes for 101% of the aggregate principal amount of such senior notes, plus any accrued and unpaid interest. Under the terms of the purchase agreement, amounts outstanding at closing under Poster Financial Group’s senior credit facility will be repaid by us or we will seek consent from the lender under such facility for such amounts to remain outstanding. The Golden Nugget occupies over eight acres in downtown Las Vegas with approximately 40,000 square feet of gaming area. The property also features three towers containing 1,907 rooms, the largest number of guestrooms in downtown Las Vegas. It is anticipated that the transaction will close during 2005, subject to customary closing conditions contained in the purchase agreement, including receipt of all necessary governmental, gaming and other regulatory approvals.

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

Results of Operations

Restaurant Profitability

The following table sets forth the percentage relationship to total restaurant revenues of certain restaurant operating data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	27.6%	28.1%	27.8%	28.1%
Restaurant labor	28.5%	28.3%	29.0%	28.8%
Other restaurant operating expenses (1)	23.7%	23.3%	24.2%	23.4%

Restaurant level profit (1)	20.2%	20.3%	19.0%	19.7%

(1)	Excludes depreciation, amortization, asset impairment, and pre-opening expenses.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Revenues increased $7,535,503, or 2.4%, from $317,616,355 to $325,151,858 for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The total increase/change in revenue is comprised of the following approximate amounts: restaurant openings – increase $11.6 million, restaurant closings – decrease $1.9 million, same store sales (restaurants open all of the second quarter of 2005 and 2004) – decrease $1.7 million, and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of June 30, 2005 and 2004 were 305 and 294, respectively.

Cost of revenues increased $806,848, or 0.9%, from $89,108,646 to $89,915,494 in the three months ended June 30, 2005, compared to the same period in the prior year, primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the three months ended June 30, 2005, decreased to 27.6%, from 28.1% in 2004. The decrease in cost of revenues as a percentage of revenues is primarily due to a shift in product mix.

Restaurant labor expenses increased $2,759,820, or 3.1%, from $89,818,861 to $92,578,681 in the three months ended June 30, 2005, compared to the same period in the prior year, principally as a result of increased revenues from new store openings. Restaurant labor expenses as a percentage of revenues for the three months ended June 30, 2005, increased to 28.5% from 28.3% in 2004, principally due to increased management labor expense.

Other restaurant operating expenses increased $2,831,254, or 3.8%, from $74,129,821 to $76,961,075 in the three months ended June 30, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses also increased as a percentage of revenues to 23.7% in 2005 from 23.3% in 2004 as a primary result of increased advertising expenditures.

General and administrative expenses remained relatively constant at $14,927,645 in the three months ended June 30, 2005 compared to $14,939,767 during the same period in the prior year, and decreased as a percentage of revenues to 4.6% in 2005 from 4.7% in 2004.

Restaurant pre-opening expenses were $1,250,649 for the three months ended June 30, 2005, compared to $1,744,627 for the same period in the prior year. The decrease for the 2005 period was attributable to the type of units opened in 2005 compared to the same period in 2004.

Depreciation and amortization expense increased $1,337,836, or 9.7%, from $13,766,535 to $15,104,371 in the three months ended June 30, 2005, compared to the same period in the prior year. The increase for 2005 was due to the addition of new restaurants and equipment.

The increase in net interest expense in the three months ended June 30, 2005, as compared to the prior year, is primarily due to higher borrowings related to the Company’s new 7.5% senior notes due 2014 finalized in December 2004.

Provision for income taxes decreased by $1,447,290 to $8,255,439 in the three months ended June 30, 2005 from $9,702,729 in 2004 primarily due to changes in our pre-tax income.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Revenues increased $13,203,601, or 2.2%, from $593,292,842 to $606,496,443 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The total increase/change in revenue is comprised of the following approximate amounts: restaurant openings – increase $24.1 million, restaurant closings – decrease $4.6 million, same store sales (restaurants open all six months in 2005 and 2004) – decrease $1.7 million, day lost due to leap year – decrease $3.4 million, and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of June 30, 2005 and 2004 were 305 and 294, respectively.

Primarily as a result of increased revenues, cost of revenues increased $1,670,869, or 1.0%, from $166,828,158 to $168,499,027 in the six months ended June 30, 2005, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the six months ended June 30, 2005, decreased to 27.8%, from 28.1% in 2004. The decrease in cost of revenues as a percentage of revenues is primarily due to a shift in product mix.

Restaurant labor expenses increased $5,359,880, or 3.1%, from $170,751,224 to $176,111,104 in the six months ended June 30, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Restaurant labor expenses as a percentage of revenues for the six months ended June 30, 2005, increased to 29.0% from 28.8% in 2004, principally due to increased management and kitchen labor expense.

Other restaurant operating expenses increased $8,130,357, or 5.9%, from $138,827,623 to $146,957,980 in the six months ended June 30, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.2% in 2005 from 23.4% in 2004 as a primary result of increased advertising expenses.

General and administrative expenses decreased $2,732,845, or 8.7%, from $31,346,897 to $28,614,052 in the six months ended June 30, 2005, compared to the same period in the prior year, and decreased as a percentage of revenues to 4.7% in 2005 from 5.3% in 2004. The decrease was primarily the result of decreased accruals related to employee bonuses.

Restaurant pre-opening expenses were $2,170,170 for the six months ended June 30, 2005, compared to $3,598,671 for the same period in the prior year. The decrease for the 2005 period was attributable to a decrease in the number and type of units opened in 2005 as compared to 2004.

Depreciation and amortization expense increased $3,061,843, or 11.4%, from $26,797,732 to $29,859,575 in the six months ended June 30, 2005, compared to the same period in the prior year. The increase for 2005 was due to the addition of new restaurants and equipment.

There was no asset impairment expense in the six months ended June 30, 2005 as compared to $1,708,654 in the prior year period. The impairment charges in fiscal 2004 resulted from sales declines in one under performing restaurant, additional deterioration in the specific restaurant’s profitability, perceived deterioration of the market area and/or specific location, and management’s downward revised outlook for further opportunity and/or improvement of forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment.

The increase in net interest expense in the six months ended June 30, 2005, as compared to the prior year, is primarily due to higher borrowings related to the Company’s new 7.5% senior notes due 2014 finalized in December 2004.

Provision for income taxes decreased by $2,963,176 to $11,727,216 in the six months ended June 30, 2005 from $14,690,392 in 2004 primarily due to changes in pre-tax income.

Liquidity and Capital Resources

In December 2004, we refinanced our existing debt by entering into a new five year $300.0 million revolving credit facility, a six year $150.0 million term loan, and issuing $400.0 million in 7.5% senior notes due 2014. The 7.5% senior notes due 2014 are general unsecured obligations of the Company. Our financing spread under the bank credit facility was 1.50% for Libor borrowings and 0.50% for base rate borrowings at June 30, 2005. The financing spread for the term loan is 1.75% for Libor borrowings and 0.75% for base rate borrowings. Net proceeds from the refinancing were used to repay outstanding debt and for general corporate purposes. We plan to fund future operations, new restaurant development, and acquisitions from operating cash flows and available capacity under our current bank credit facility.

During the three and six months ended June 30, 2005, we purchased $77.1 and $133.7 million, respectively, of our common stock. In May 2005, we authorized a $50.0 million open market stock repurchase program. We expect to make opportunistic repurchases of our common stock.

Working capital was $8.6 million as of June 30, 2005, reflecting repurchases of stock and the deposit of $25.0 million into an escrow account pursuant to the terms of the purchase agreement of the Golden Nugget Casinos in downtown Las Vegas and Laughlin, Nevada. Upon consummation of the sale, we will pay $140.0 million in cash, and assume $155.0 million of senior secured notes due 2011, approximately $31.0 million in bank debt, and certain working capital liabilities. The transaction is anticipated to close during 2005. Pursuant to the purchase agreement we will acquire the outstanding capital stock of Poster Financial Group, Inc., owner of both Golden Nugget Casinos.

Capital expenditures through June 30, 2005 were $55.0 million, including $16.6 million for land purchases in the first half of 2005. We expect capital expenditures to be $25.0 million for the remainder of the year primarily for new restaurants. As a result of our tax loss carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced federal income tax payments for the foreseeable future.

Primarily as a result of establishing long-term borrowings, we will incur higher interest expense in the future. We have entered into two interest rate swap agreements, with an aggregate notional value of $100.0 million, with the objective of managing our exposure to interest rate risk and lowering interest expense. We swapped the fixed interest rate of the senior notes due 2014 for floating interest rates equal to six month Libor plus a financing spread between 2.34% and 2.38%.

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

The Company maintains a large deductible insurance policy related to general liability and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence cash outlay. Accrued liabilities include estimated costs to settle unpaid claims and estimated incurred but not reported claims using actuarial methodologies.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payments” later amended by the Securities and Exchange Commission in April 2005. This statement requires the expensing of stock options in the financial statements for fiscal years beginning after June 15, 2005. The Company has not made a determination of the valuation methodology and, therefore, has not determined the impact to future periods.

Impact of Inflation

We do not believe that inflation has had a significant effect on our operations during the past several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in restaurant labor costs, including expected future increases in federal minimum wages, and land and construction costs, could adversely affect our profitability and ability to expand.

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

Interest Rate Risk

Total debt at June 30, 2005 included $249.3 million of floating-rate debt attributed to borrowings at an average interest rate of 5.7%. As a result, our annual interest cost in 2005 will fluctuate based on short-term interest rates.

In connection with the 7.5% senior notes due 2014, the Company has entered into interest rate swap agreements with a total notional value of $100.0 million with the objective of managing our exposure to interest rate risk and lowering interest expense.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.6%) would be approximately $1.4 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2005, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005.

During the three months ended June 30, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. These programs have resulted in our aggregate repurchasing of approximately 17.6 million shares of common stock for approximately $290.4 million through June 30, 2005.

All repurchases of our common stock during the second quarter of 2005 were made pursuant to our open market stock repurchase program. The following table summarizes repurchases of our common stock during the second quarter of 2005 pursuant to our open market stock repurchase program.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2005 (April 1 through April 29)	1,383,100	$27.37	1,383,100	$44,886,781
May 2005 (May 2 through May 26)	1,430,986	$27.42	1,430,986	$55,647,697
June 2005	—	$—	—	$55,647,697

Total	2,814,086	$27.40	2,814,086	$55,647,697

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 2, 2005, the Company held its 2005 Annual Meeting of Stockholders. At such time, the election of directors was submitted to a vote of stockholders through the solicitation of proxies. The following persons were elected to serve on the Board of Directors until the 2006 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The Directors each received at least a minimum of 22,808,112 votes: Tilman J. Fertitta, Steven L. Scheinthal, Michael S. Chadwick, Michael Richmond, Joe Max Taylor, and Kenneth Brimmer.

PART II. OTHER INFORMATION (continued)

ITEM 6. Exhibits

The following Exhibits are set forth herein commencing on page 29:

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

Dated: August 8, 2005