Form 10-Q
period 2005-09-30
LANDRYS RESTAURANTS INC
filed 2005-11-09
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

AS OF NOVEMBER 4, 2005 THERE WERE

21,593,335 SHARES OF $0.01 PAR VALUE

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, restaurant concepts, hotels, casinos and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our businesses;

•	the effect of tax laws and any changes therein;

•	same store sales;

•	earnings guidance;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans; and

•	references to future success.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,947,654	$201,394,032
Accounts receivable - trade and other, net	20,893,040	18,595,531
Inventories	56,686,863	55,004,153
Deferred taxes	12,187,786	10,859,160
Other current assets	16,519,683	11,630,527

Total current assets	154,235,026	297,483,403

PROPERTY AND EQUIPMENT, net	1,359,169,930	1,007,296,936
GOODWILL	18,527,547	18,527,547
OTHER ASSETS, net	65,756,042	21,644,385

Total assets	$1,597,688,545	$1,344,952,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,590,669	$48,341,318
Accrued liabilities	127,462,454	84,955,488
Income taxes payable	5,397,532	971,175
Current portion of long-term notes and other obligations	2,335,613	1,700,496

Total current liabilities	213,786,268	135,968,477

LONG-TERM NOTES, NET OF CURRENT PORTION	814,146,595	559,545,092
DEFERRED TAXES	21,131,609	13,343,631
OTHER LIABILITIES	34,712,437	35,198,105

Total liabilities	1,083,776,909	744,055,305

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 21,593,323 and 25,607,573, issued and outstanding, respectively	215,933	256,076
Additional paid-in capital	324,754,289	401,228,736
Deferred stock compensation	(6,582,050)	(4,281,670)
Retained earnings	195,523,464	203,693,824

Total stockholders’ equity	513,911,636	600,896,966

Total liabilities and stockholders’ equity	$1,597,688,545	$1,344,952,271

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 Restated	2005	2004 Restated
REVENUES	$319,511,150	$314,377,703	$926,007,593	$907,670,545
OPERATING COSTS AND EXPENSES:
Cost of revenues	86,604,328	86,747,269	255,103,355	253,575,427
Labor	91,841,371	88,618,978	267,952,475	259,370,202
Other operating expenses	76,779,848	75,750,232	223,737,828	214,577,854
General and administrative expenses	14,634,590	14,073,767	43,248,642	45,420,665
Depreciation and amortization	15,614,883	15,880,649	45,474,458	42,678,382
Asset impairment expense	—	—	—	1,708,654
Pre-opening expenses	1,337,670	620,594	3,507,840	4,219,264

Total operating costs and expenses	286,812,690	281,691,489	839,024,598	821,550,448

OPERATING INCOME	32,698,460	32,686,214	86,982,995	86,120,097
OTHER EXPENSE (INCOME):
Interest expense, net	9,330,650	3,172,661	26,507,477	9,278,353
Other, net	(128,587)	(1,048,190)	331,572	(1,108,361)

Total other expense	9,202,063	2,124,471	26,839,049	8,169,992

INCOME BEFORE INCOME TAXES	23,496,397	30,561,743	60,143,946	77,950,105
PROVISION FOR INCOME TAXES	7,518,847	9,779,758	19,246,063	24,470,150

NET INCOME	$15,977,550	$20,781,985	$40,897,883	$53,479,955

EARNINGS PER SHARE INFORMATION:
BASIC -
Net income	$0.75	$0.76	$1.81	$1.94
Weighted average number of common shares outstanding	21,275,000	27,400,000	22,575,000	27,500,000
DILUTED -
Net income	$0.73	$0.74	$1.75	$1.88
Weighted average number of common and common share equivalents outstanding	21,900,000	28,200,000	23,300,000	28,400,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2004	25,607,573	$256,076	$401,228,736	$(4,281,670)	$203,693,824	$600,896,966
Net income	—	—	—	—	40,897,883	40,897,883
Dividends paid	—	—	—	—	(3,547,041)	(3,547,041)
Purchase of common stock held for treasury	(4,823,986)	(48,240)	(88,209,339)	—	(45,521,202)	(133,778,781)
Exercise of stock options and income tax benefit	709,736	7,097	8,935,892	—	—	8,942,989
Issuance of restricted stock	100,000	1,000	2,799,000	(2,800,000)	—	—
Amortization of deferred stock compensation	—	—	—	499,620	—	499,620

Balance, September 30, 2005	21,593,323	$215,933	$324,754,289	$(6,582,050)	$195,523,464	$513,911,636

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,897,883	$53,479,955
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	45,474,458	42,678,382
Asset impairment expense	—	1,708,654
Change in assets and liabilities - net and other	38,333,202	3,597,095

Total adjustments	83,807,660	47,984,131

Net cash provided by operating activities	124,705,543	101,464,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(81,858,836)	(91,593,016)
Proceeds from sale of property and equipment	—	6,095,733
Business acquisitions and related payments, net of cash acquired	(135,487,498)	(12,840,054)

Net cash used in investing activities	(217,346,334)	(98,337,337)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(125,651,866)	(36,112,823)
Proceeds from exercise of stock options	443,875	1,245,203
Payments of debt and related expenses, net	(2,050,555)	(18,326,838)
Proceeds (payments) on credit facility, net	70,000,000	40,000,000
Dividends paid	(3,547,041)	(3,459,734)

Net cash provided by (used in) financing activities	(60,805,587)	(16,654,192)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(153,446,378)	(13,527,443)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	201,394,032	35,211,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,947,654	$21,683,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,642,478	$9,139,034
Interest	$19,706,580	$9,554,789

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

On September 27, 2005, Landry’s Gaming Inc., an unrestricted subsidiary of the Company, completed the acquisition of Poster Financial Group, Inc. (PFG), owner of the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada as further described in Note 2. The results of operations and cash flows for these properties included in our financial statements from the date of acquisition are not material for the third quarter.

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

Restaurant and hospitality revenues are recognized when the goods and services are delivered. Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers possession (“outstanding chip liability”). Revenues are recognized net of certain sales incentives as well as accruals for the cost of cash back points in point-loyalty programs. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is deducted from revenue as promotional allowances.

Accounts receivable include amounts from credit and charge card companies, national storage and distribution companies, and at September 30, 2005, casino and hotel receivables. Accounts are written off when management deems amounts to be uncollectible. An allowance for doubtful accounts is maintained to reduce the receivables to their approximate fair value.

2. ACQUISITION

On September 27, 2005, we completed the acquisition of the capital stock of PFG, owner of the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada, including $27.5 million in cash, for approximately $163.0 million in cash, the assumption of $155.0 million of 8.75% senior secured notes due 2011 and $27.0 million in bank debt. The assets acquired and liabilities assumed are included in the accompanying balance sheet as of September 30, 2005, at estimated fair values as determined by appraised values and management estimates based on currently available information and preliminary plans for future operations. The allocation of purchase price is subject to revision based on the final determination of fair values. A summary of assets acquired and liabilities assumed in the acquisition follows:

Estimated fair value of assets acquired	$402,535,982
Liabilities assumed	(53,011,899)

Allocated purchase price	349,524,083
Less: Cash acquired and debt assumed	(214,036,585)

Net cash paid	$135,487,498

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As a result of the acquisition, we have recorded direct acquisition costs for the estimated incremental costs to rationalize activities at the two locations and for associated employee contract termination and severance costs. Accounting principles generally accepted in the United States, provide that these direct acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The acquisition liabilities included in the purchase price allocation aggregate approximately $3.0 million.

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition occurred on January 1, 2004, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$375,573,150	$375,271,703	$1,112,790,407	$1,102,913,189
Net income	$13,909,654	$16,133,261	$40,979,871	$54,078,454
Basic earnings per share	$0.65	$0.59	$1.81	$1.97
Diluted earnings per share	$0.64	$0.57	$1.76	$1.90

The pro forma financial information is not necessarily indicative of the combined results of operations had the transaction occurred on January 1, 2004 or the results of operations that may be obtained in the future.

3. RESTATEMENT

Following a review of our lease accounting and leasehold depreciation policies, we determined that it was appropriate to restate certain of our consolidated financial statements for periods issued prior to the fourth quarter of 2004. As a result, we have restated our quarterly financial results for 2004 to conform to these changes in lease accounting and leasehold depreciation policies. Historically, unless otherwise deemed immaterial, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciated our buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable lease term and options, where the failure to renew would result in economic penalty (or the useful life of the assets, if shorter). We previously believed that these long standing accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated under the lease regardless of when actual rent payments begin.

As a result of this restatement, net income decreased approximately $233,900 to $20,781,985 and basic and diluted earnings per share decreased $0.01 to $0.76 and $0.74, respectively, for the three months ended September 30, 2004. For the nine months ended September 30, 2004, net income decreased approximately $697,200 to $53,479,955, basic earnings per share decreased $0.03 to $1.94 and diluted earnings per share decreased $0.03 to $1.88.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2005	December 31, 2004
Payroll and related costs	$21,378,245	$16,468,491
Rent and insurance	31,553,349	25,753,353
Taxes, other than payroll and income taxes	19,800,899	19,064,713
Deferred revenue (gift certificates)	10,115,491	12,751,757
Accrued interest	13,319,744	507,532
Casino deposits, outstanding chips and other gaming	11,222,135	—
Other	20,072,591	10,409,642

	$127,462,454	$84,955,488

5. DEBT

In connection with the acquisition of PFG, one of our unrestricted subsidiaries assumed $155.0 million in 8.75% senior secured notes due December 2011. The notes pay interest on a semi-annual basis in June and December. The notes are guaranteed, jointly and severally, by all of PFG’s current and future restricted subsidiaries on a senior secured basis. The notes are collateralized by a pledge of capital stock of PFG’s future restricted subsidiaries and a security interest in substantially all of PFG’s and the guarantors’ current and future assets that is junior to the security interest granted to the lenders under PFG’s senior credit facility. We are filing the results of operations of PFG in a separate report on Form 10-Q in order to comply with the reporting requirements set forth in the indenture governing these notes. As a result of the change in control of PFG, PFG is required to offer, and has offered to purchase all of the outstanding senior secured notes at 101% of face value plus accrued interest. The offer to purchase expires on November 28, 2005. Any notes tendered under the offer will be funded from the PFG revolving credit facility or the Company’s revolving credit facility.

Further, as a result of the acquisition of PFG, the Company assumed $27.0 in debt under a $43.0 million bank senior secured revolving credit facility. The revolving credit facility bears interest at Libor or at bank’s base rate plus a financing spread, 2.0% for Libor and 1.0% for base rate borrowing at September 30, 2005 and matures in January 2009. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. As of September 30, 2005, $2.6 million in letters of credit were outstanding with $13.4 million of available borrowing capacity.

The PFG debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of September 30, 2005, PFG was in compliance with all such covenants.

In December 2004, we entered into a $450.0 million bank credit facility consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. The revolving credit facility matures in December 2009 and bears interest at Libor or the bank’s base rate plus a financing spread, 1.50% for Libor and 0.50% for base rate borrowings at September 30, 2005. In addition, the revolving credit facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. The term loan matures in December 2010 and bears interest at Libor plus 1.75% or the bank’s base rate plus 0.75%. Quarterly principal payments of $375,000 are due through December 2009 with the remaining balance payable in equal quarterly installments of $35,625,000 in 2010. The Company and certain of its guarantor subsidiaries granted liens on substantially all real and personal property as security under the bank credit facility. As of September 30, 2005, we had approximately $13.5 million in letters of credit outstanding and available borrowing capacity of $216.5 million.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In connection with the 7.5% senior notes due 2014, we have entered into two interest rate swap agreements with the objective of managing our exposure to interest rate risk and lowering interest expense. The first agreement was effective December 28, 2004 maturing in December 2014 for a notional amount of $50.0 million and interest at Libor plus 2.38%. The second agreement was effective March 10, 2005 also maturing in December 2014 for a notional amount of $50.0 million and interest at Libor plus 2.34%. Our interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The aggregate estimated fair value of these swaps at September 30, 2005 was a liability of $0.1 million, which is included in other liabilities with an offsetting adjustment to the carrying value of the debt on our consolidated balance sheet.

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At September 30, 2005, we were in compliance with all such covenants.

We assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate approximately $102,000 monthly.

Long-term debt is comprised of the following:

	September 30,	December 31,
	2005	2004
$300.0 million Bank Syndicate Credit Facility, Libor + 1.50% interest only, due December 2009	$70,000,000	$—
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $375,000 principal paid quarterly, through December 2009, $35,625,000 due quarterly through December 2010	148,875,000	150,000,000
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	400,000,000
$155.0 million PFG senior secured notes, 8.75% interest only, due December 2011	159,262,500	—
$43.0 million PFG senior secured revolving credit facility, Libor + 2.0%, interest only, due December 2008	26,989,821	—
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	11,050,415	11,171,760
Other long-term notes payable with various interest rates, principal and interest paid monthly	399,005	163,057
Interest rate swaps	(94,533)	(89,229)

Total debt	816,482,208	561,245,588
Less current portion	(2,335,613)	(1,700,496)

Long-term portion	$814,146,595	$559,545,092

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of September 30, 2005, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $26.2 million, including completion of construction on certain new restaurants. In addition, we have committed $9.3 million through 2006 for the renovation of the Tower of the Americas in San Antonio, Texas, which we will operate for at least the next 15 years.

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

Other Commitments

Our casino employees who are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in the September 30, 2005 “accrued liabilities” caption in the accompanying consolidated balance sheets.

Litigation and Claims

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

A reconciliation of the amounts used to compute earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$15,977,550	$20,781,985	$40,897,883	$53,479,955

Weighted average number of common shares outstanding - basic	21,275,000	27,400,000	22,575,000	27,500,000
Dilutive common stock equivalents:
Stock options	600,000	800,000	710,000	900,000
Restricted stock	25,000	—	15,000	—

Weighted average number of common and common shares equivalents outstanding - diluted	21,900,000	28,200,000	23,300,000	28,400,000

Net income per share - basic	$0.75	$0.76	$1.81	$1.94
Net income per share - diluted	$0.73	$0.74	$1.75	$1.88

The table below illustrates the effect on net income and earnings per share if compensation costs for us had been determined using the alternative accounting method based on the fair value prescribed by SFAS No. 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$15,977,550	$20,781,985	$40,897,883	$53,479,955
Less: stock based compensation expense using fair value method, net of tax	(390,000)	(490,000)	(1,230,000)	(1,110,000)

Proforma net income	$15,587,550	$20,291,985	$39,667,883	$52,369,955

Earnings per share:
Basic, as reported	$0.75	$0.76	$1.81	$1.94
Basic, proforma	$0.73	$0.74	$1.76	$1.90
Diluted, as reported	$0.73	$0.74	$1.75	$1.88
Diluted, proforma	$0.71	$0.72	$1.70	$1.84

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

In June 2003, we established an equity incentive plan pursuant to which our stock options or restricted stock may be granted to eligible employees for an aggregate of 700,000 shares of our common stock. The Compensation Committee of the Board of Directors determines the number of shares, prices, and vesting schedule of individual grants. In addition, we will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with 10 year vest from grant date, and a minimum of 800,000 stock options. As of September 30, 2005, 300,000 restricted common shares have been issued in 100,000 increments each year since the plan was established. Each grant of restricted shares will vest on the tenth anniversary of the year they are granted.

During the nine months ended September 30, 2005, we purchased $133.8 million of our common stock.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8. SUPPLEMENTAL GUARANTOR INFORMATION

In December 2004, we issued, in a private offering, $400.0 million of 7.5% senior notes due 2014 (see “Debt”). In June 2005, substantially all of these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by certain of our subsidiaries, “Guarantor Subsidiaries”.

The following condensed unaudited consolidating financial statements present separately the financial position, results of operations and cash flows of Landry’s Restaurants, Inc., our Guarantor Subsidiaries and our Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

September 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,519,990	$3,608,657	$27,819,007	$—	$47,947,654
Accounts receivable - trade and other, net	6,130,754	8,230,855	6,531,431	—	20,893,040
Inventories	36,532,236	16,771,233	3,383,394	—	56,686,863
Deferred taxes	12,187,786	—	—	—	12,187,786
Other current assets	1,734,770	3,314,258	11,470,655	—	16,519,683

Total current assets	73,105,536	31,925,003	49,204,487	—	154,235,026

PROPERTY AND EQUIPMENT, net	64,552,417	905,813,536	388,803,977	—	1,359,169,930
GOODWILL	—	18,527,547	—	—	18,527,547
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	1,070,173,262	(540,926,547)	(226,311,946)	(302,934,769)	—
OTHER ASSETS, net	22,941,924	2,146,301	40,667,817	—	65,756,042

Total assets	$1,230,773,139	$417,485,840	$252,364,335	$(302,934,769)	$1,597,688,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,357,765	$21,887,128	$15,345,776	$—	$78,590,669
Accrued liabilities	19,258,308	71,047,146	37,157,000	—	127,462,454
Income taxes payable	5,397,532	—	—	—	5,397,532
Current portion of long-term notes and other obligations	1,538,930	—	796,683	—	2,335,613

Total current liabilities	67,552,535	92,934,274	53,299,459	—	213,786,268

LONG-TERM NOTES, NET OF CURRENT PORTION	617,368,780	—	196,777,815	—	814,146,595
DEFERRED TAXES	21,131,609	—	—	—	21,131,609
OTHER LIABILITIES	10,808,579	22,539,589	1,364,269	—	34,712,437

Total liabilities	716,861,503	115,473,863	251,441,543	—	1,083,776,909

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	513,911,636	302,011,977	922,792	(302,934,769)	513,911,636

Total liabilities and stockholders’ equity	$1,230,773,139	$417,485,840	$252,364,335	$(302,934,769)	$1,597,688,545

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192,679,301	$5,923,478	$2,791,253	$—	$201,394,032
Accounts receivable—trade and other, net	10,256,627	8,114,520	224,384	—	18,595,531
Inventories	37,824,160	16,878,980	301,013	—	55,004,153
Deferred taxes	10,859,160	—	—	—	10,859,160
Other current assets	2,855,754	3,329,122	5,445,651	—	11,630,527

Total current assets	254,475,002	34,246,100	8,762,301	—	297,483,403

PROPERTY AND EQUIPMENT, net	73,767,370	887,811,651	45,717,915	—	1,007,296,936
GOODWILL	—	18,527,547	—	—	18,527,547
INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES	864,745,965	(610,127,864)	(40,284,199)	(214,333,902)	—
OTHER ASSETS, net	19,236,582	2,407,803	—	—	21,644,385

Total assets	$1,212,224,919	$332,865,237	$14,196,017	$(214,333,902)	$1,344,952,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,160,088	$24,544,797	$636,433	$—	$48,341,318
Accrued liabilities	12,925,743	70,441,426	1,588,319	—	84,955,488
Income taxes payable	971,175	—	—	—	971,175
Current portion of long-term notes and other obligations	1,535,814	—	164,682	—	1,700,496

Total current liabilities	38,592,820	94,986,223	2,389,434	—	135,968,477

LONG-TERM NOTES, NET OF CURRENT PORTION	548,538,015	—	11,007,077	—	559,545,092
DEFERRED TAXES	13,343,631	—	—	—	13,343,631
OTHER LIABILITIES	10,853,487	24,344,618	—	—	35,198,105

Total liabilities	611,327,953	119,330,841	13,396,511	—	744,055,305

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	600,896,966	213,534,396	799,506	(214,333,902)	600,896,966

Total liabilities and stockholders’ equity	$1,212,224,919	$332,865,237	$14,196,017	$(214,333,902)	$1,344,952,271

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,371,665	$307,353,000	$10,786,485	$—	$319,511,150

OPERATING COSTS AND EXPENSES:
Cost of revenues	—	84,667,033	1,937,295	—	86,604,328
Labor	—	88,556,051	3,285,320	—	91,841,371
Other operating expenses	704,198	71,918,901	4,156,749	—	76,779,848
General and administrative expenses	14,634,590	—	—	—	14,634,590
Depreciation and amortization	803,404	14,352,818	458,661	—	15,614,883
Pre-opening expenses	—	897,822	439,848	—	1,337,670

Total operating costs and expenses	16,142,192	260,392,625	10,277,873	—	286,812,690

OPERATING INCOME	(14,770,527)	46,960,375	508,612	—	32,698,460

OTHER EXPENSE (INCOME):
Interest expense, net	8,896,216	—	434,434	—	9,330,650
Other, net	(172,817)	32,840	11,390	—	(128,587)

	8,723,399	32,840	445,824	—	9,202,063

INCOME (LOSS) BEFORE INCOME TAXES	(23,493,926)	46,927,535	62,788	—	23,496,397
PROVISION (BENEFIT) FOR INCOME TAXES	(7,518,057)	15,016,812	20,092	—	7,518,847
EQUITY IN EARNINGS OF SUBSIDIARIES	31,953,419	—	—	(31,953,419)	—

NET INCOME	$15,977,550	$31,910,723	$42,696	$(31,953,419)	$15,977,550

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,097,802	$307,349,705	$5,930,196	$—	$314,377,703

OPERATING COSTS AND EXPENSES:
Cost of revenues	—	85,452,746	1,294,523	—	86,747,269
Labor	—	86,930,177	1,688,801	—	88,618,978
Other operating expenses	667,519	73,421,975	1,660,738	—	75,750,232
General and administrative expenses	14,073,767	—	—	—	14,073,767
Depreciation and amortization	801,212	14,938,342	141,095	—	15,880,649
Pre-opening expenses	—	620,594	—	—	620,594

Total operating costs and expenses	15,542,498	261,363,834	4,785,157	—	281,691,489

OPERATING INCOME	(14,444,696)	45,985,871	1,145,039	—	32,686,214

OTHER EXPENSE (INCOME):
Interest expense, net	2,903,269	—	269,392	—	3,172,661
Other, net	(1,047,729)	(4,072)	3,611	—	(1,048,190)

	1,855,540	(4,072)	273,003	—	2,124,471

INCOME (LOSS) BEFORE INCOME TAXES	(16,300,236)	45,989,943	872,036	—	30,561,743
PROVISION (BENEFIT) FOR INCOME TAXES	(5,216,076)	14,716,782	279,052	—	9,779,758
EQUITY IN EARNINGS OF SUBSIDIARIES	31,866,145	—	—	(31,866,145)	—

NET INCOME	$20,781,985	$31,273,161	$592,984	$(31,866,145)	$20,781,985

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine Months Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$3,802,689	$897,121,722	$25,083,182	$—	$926,007,593

OPERATING COSTS AND EXPENSES:
Cost of revenues	—	250,044,853	5,058,502	—	255,103,355
Labor	—	261,111,284	6,841,191	—	267,952,475
Other operating expenses	2,581,822	211,465,916	9,690,090	—	223,737,828
General and administrative expenses	43,248,642	—	—	—	43,248,642
Depreciation and amortization	2,385,791	42,217,289	871,378	—	45,474,458
Pre-opening expenses	—	3,062,162	445,678	—	3,507,840

Total operating costs and expenses	48,216,255	767,901,504	22,906,839	—	839,024,598

OPERATING INCOME	(44,413,566)	129,220,218	2,176,343	—	86,982,995

OTHER EXPENSE (INCOME):
Interest expense, net	25,515,289	—	992,188	—	26,507,477
Other, net	222,592	96,707	12,273	—	331,572

	25,737,881	96,707	1,004,461	—	26,839,049

INCOME (LOSS) BEFORE INCOME TAXES	(70,151,447)	129,123,511	1,171,882	—	60,143,946
PROVISION (BENEFIT) FOR INCOME TAXES	(22,448,463)	41,319,524	375,002	—	19,246,063
EQUITY IN EARNINGS OF SUBSIDIARIES	88,600,867	—	—	(88,600,867)	—

NET INCOME	$40,897,883	$87,803,987	$796,880	$(88,600,867)	$40,897,883

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine Months Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$2,578,244	$889,113,188	$15,979,113	$—	$907,670,545

OPERATING COSTS AND EXPENSES:
Cost of revenues	—	249,809,401	3,766,026	—	253,575,427
Labor	—	254,489,408	4,880,794	—	259,370,202
Other operating expenses	1,548,430	207,002,231	6,027,193	—	214,577,854
General and administrative expenses	45,420,665	—	—	—	45,420,665
Depreciation and amortization	2,359,787	39,999,281	319,314	—	42,678,382
Asset impairment expense	—	1,708,654	—	—	1,708,654
Pre-opening expenses	—	4,219,264	—	—	4,219,264

Total operating costs and expenses	49,328,882	757,228,239	14,993,327	—	821,550,448

OPERATING INCOME	(46,750,638)	131,884,949	985,786	—	86,120,097

OTHER EXPENSE (INCOME):
Interest expense, net	8,473,453	—	804,900	—	9,278,353
Other, net	(1,122,836)	13,627	848	—	(1,108,361)

	7,350,617	13,627	805,748	—	8,169,992

INCOME (LOSS) BEFORE INCOME TAXES	(54,101,255)	131,871,322	180,038	—	77,950,105
PROVISION (BENEFIT) FOR INCOME TAXES	(16,934,392)	41,340,009	64,533	—	24,470,150
EQUITY IN EARNINGS OF SUBSIDIARIES	90,646,818	—	—	(90,646,818)	—

NET INCOME	$53,479,955	$90,531,313	$115,505	$(90,646,818)	$53,479,955

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine Months Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,897,883	$87,803,987	$796,880	$(88,600,867)	$40,897,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,385,791	42,217,289	871,378	—	45,474,458
Asset impairment expense	—	—	—	—	—
Change in assets and liabilities, net and other	(162,812,179)	(70,167,487)	182,712,001	88,600,867	38,333,202

Total adjustments	(160,426,388)	(27,950,198)	183,583,379	88,600,867	83,807,660

Net cash provided (used) by operating activities	(119,528,505)	59,853,789	184,380,259	—	124,705,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	4,053,437	(62,168,610)	(23,743,663)	—	(81,858,836)
Business acquisitions and related payments, net of cash acquired	—	—	(135,487,498)	—	(135,487,498)

Net cash provided (used) in investing activities	4,053,437	(62,168,610)	(159,231,161)	—	(217,346,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(125,651,866)	—	—	—	(125,651,866)
Proceeds from exercise of stock options	443,875	—	—	—	443,875
Payments of debt and related expenses, net	(1,929,211)	—	(121,344)	—	(2,050,555)
Proceeds from credit facility	70,000,000	—	—	—	70,000,000
Dividends paid	(3,547,041)	—	—	—	(3,547,041)

Net cash provided (used) in financing activities	(60,684,243)	—	(121,344)	—	(60,805,587)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(176,159,311)	(2,314,821)	25,027,754	—	(153,446,378)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	192,679,301	5,923,478	2,791,253	—	201,394,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,519,990	$3,608,657	$27,819,007	$—	$47,947,654

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine Months Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,479,955	$90,531,313	$115,505	$(90,646,818)	$53,479,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,359,787	39,999,281	319,314	—	42,678,382
Asset impairment expense	—	1,708,654	—	—	1,708,654
Change in assets and liabilities, net and other	(97,113,717)	(11,313,089)	21,377,083	90,646,818	3,597,095

Total adjustments	(94,753,930)	30,394,846	21,696,397	90,646,818	47,984,131

Net cash provided (used) by operating activities	(41,273,975)	120,926,159	21,811,902	—	101,464,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	52,566,954	(124,916,314)	(19,243,656)	—	(91,593,016)
Proceeds from sale of property and equipment	3,925,733	2,170,000	—	—	6,095,733
Business acquisitions and related payments, net of cash acquired	(12,840,054)	—	—	—	(12,840,054)

Net cash provided (used) in investing activities	43,652,633	(122,746,314)	(19,243,656)	—	(98,337,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(36,112,823)	—	—	—	(36,112,823)
Proceeds from exercise of stock options	1,245,203	—	—	—	1,245,203
Payments of debt and related expenses, net	(18,219,423)	—	(107,415)	—	(18,326,838)
Proceeds from credit facility	40,000,000	—	—	—	40,000,000
Dividends paid	(3,459,734)	—	—	—	(3,459,734)

Net cash provided (used) in financing activities	(16,546,777)	—	(107,415)	—	(16,654,192)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,168,119)	(1,820,155)	2,460,831	—	(13,527,443)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,656,642	4,430,245	124,432	—	35,211,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,488,523	$2,610,090	$2,585,263	$—	$21,683,876

LANDRY’S RESTAURANTS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a national, diversified restaurant and hospitality company principally engaged in the ownership and operation of full service, casual dining restaurants. As of September 30, 2005, we operated 309 such restaurants as well as several limited menu restaurants and other properties including the Golden Nugget Hotels and Casinos in Las Vegas and Laughlin, Nevada.

We are in the business of operating restaurants and other hospitality and entertainment activities. We do not engage in real estate operations other than those associated with the ownership and operation of our business. We own a fee interest (own the land and building) in a number of properties underlying our businesses, but do not engage in real estate sales or real estate management in any significant fashion or format. Our Chief Executive Officer, who is responsible for our operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for all business activities.

Our Specialty Growth Division is primarily engaged in operating entertainment and hospitality activities, such as miscellaneous beverage carts and various kiosks, amusement rides and games and select hotel properties, generally at locations that complement our core restaurant operations. The total assets, revenues, and operating profits of these “specialty” business activities are considered not material to the overall business and below the threshold of a separate reportable business segment under SFAS No. 131.

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

On September 27, 2005, Landry’s Gaming, Inc., an unrestricted subsidiary, acquired the outstanding capital stock of Poster Financial Group (PFG), and purchased the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada for $163.0 million in cash, the assumption of $155.0 million of Senior Secured Notes due 2011, approximately $27.0 million in bank debt, and the assumption of certain working capital including $27.5 million in cash. Under the terms of the purchase agreement, PFG’s currently outstanding Senior Secured Notes due 2011 will remain outstanding obligations of PFG following the closing. The consummation of the sale resulted in a change of control of PFG under the terms of the senior notes and, as a result, PFG commenced an offer to purchase the senior notes for 101% of the aggregate principal amount of such senior notes, plus any accrued and unpaid interest. We assumed amounts outstanding at closing under PFG’s senior credit facility. The Golden Nugget—Las Vegas occupies over eight acres in downtown Las Vegas with approximately 40,000 square feet of gaming area. The property also features three towers containing 1,907 rooms, the largest number of guestrooms in downtown Las Vegas. The Golden Nugget—Laughlin is located on 13 acres on the Colorado River with 32,000 square feet of gaming space and 300 rooms. The results of operations for these properties included in our financial statements from the date of acquisition are not material for the third quarter.

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as potential acquisitions of other restaurants, restaurant concepts, hotels, casinos and lines of businesses in other sectors of the hospitality and entertainment industries, general market conditions, competition, and pricing. Forward-looking statements include statements regarding: future capital expenditures (including the amount and nature thereof); business strategy and measures to implement that strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; the effectiveness of our marketing efforts; changing demographics surrounding our businesses; the effect of tax laws, and any changes therein; same store sales; earnings guidance; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success; as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	27.1%	27.6%	27.5%	27.9%
Labor	28.8%	28.2%	28.9%	28.6%
Other operating expenses (1)	24.0%	24.1%	24.2%	23.7%

Unit level profit (1)	20.1%	20.1%	19.4%	19.8%

(1)	Excludes depreciation, amortization, asset impairment, and pre-opening expenses.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenues increased $5,133,447, or 1.6%, from $314,377,703 to $319,511,150 for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. The total increase/change in revenue is comprised of the following approximate amounts: restaurant openings – increase $10.0 million, restaurant closings – decrease $1.7 million, same store sales (restaurants open all of the third quarter of 2005 and 2004) – decrease $2.6 million, and the remainder of the difference is attributable to the change in sales for units not open a full comparable period. The total number of restaurants open as of September 30, 2005 and 2004 were 309 and 296, respectively.

Cost of revenues was essentially flat at $86,604,328 in the three months ended September 30, 2005, compared to $86,747,269 for the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended September 30, 2005, decreased to 27.1%, from 27.6% in 2004. The decrease in cost of revenues as a percentage of revenues is primarily due to a shift in product mix.

Labor expenses increased $3,222,393, or 3.6%, from $88,618,978 to $91,841,371 in the three months ended September 30, 2005, compared to the same period in the prior year, principally as a result of increased revenues from new store openings. Labor expenses as a percentage of revenues for the three months ended September 30, 2005, increased to 28.8% from 28.2% in 2004, principally due to increased management labor expense.

Other operating expenses increased $1,029,616, or 1.4%, from $75,750,232 to $76,779,848 in the three months ended September 30, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 24.0% in 2005 from 24.1% in 2004 as a primary result of reduced advertising expenditures.

General and administrative expenses increased $560,823, or 4.0%, to $14,634,590 in the three months ended September 30, 2005 compared to $14,073,767 during the same period in the prior year, and increased as a percentage of revenues to 4.6% in 2005 from 4.5% in 2004.

Pre-opening expenses were $1,337,670 for the three months ended September 30, 2005, compared to $620,594 for the same period in the prior year. The increase for the 2005 period was attributable to the type of units opened in 2005 compared to the same period in 2004.

Depreciation and amortization expense remained relatively constant at $15,614,883 in the three months ended September 30, 2005, compared to $15,880,649 for the same period in the prior year.

The increase in net interest expense in the three months ended September 30, 2005, as compared to the prior year, is primarily due to higher borrowings related to the Company’s new 7.5% senior notes due 2014 finalized in December 2004.

Provision for income taxes decreased by $2,260,911 to $7,518,847 in the three months ended September 30, 2005 from $9,779,758 in 2004 primarily due to changes in our pre-tax income.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Revenues increased $18,337,048, or 2.0%, from $907,670,545 to $926,007,593 for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The total increase/change in revenue is comprised of the following approximate amounts: restaurant openings – increase $35.9 million, restaurant closings – decrease $6.7 million, same store sales (restaurants open all nine months in 2005 and 2004) – decrease $4.3 million, day lost due to leap year – decrease $3.4 million, and the remainder of the difference is attributable to the change in sales for units not open a full comparable period.

Primarily as a result of increased revenues, cost of revenues increased $1,527,928, or 0.6%, from $253,575,427 to $255,103,355 in the nine months ended September 30, 2005, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the nine months ended September 30, 2005, decreased to 27.5%, from 27.9% in 2004. The decrease in cost of revenues as a percentage of revenues is primarily due to a shift in product mix.

Labor expenses increased $8,582,273, or 3.3%, from $259,370,202 to $267,952,475 in the nine months ended September 30, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the nine months ended September 30, 2005, increased to 28.9% from 28.6% in 2004, principally due to increased management and kitchen labor expense.

Other operating expenses increased $9,159,974, or 4.3%, from $214,577,854 to $223,737,828 in the nine months ended September 30, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.2% in 2005 from 23.7% in 2004 as a primary result of increased advertising expenses.

General and administrative expenses decreased $2,172,023, or 4.8%, at $43,248,642 in the nine months ended September 30, 2005, compared to $45,420,665 for the same period in the prior year, and decreased as a percentage of revenues to 4.7% in 2005 from 5.0% in 2004. The decrease was primarily the result of decreased accruals related to employee bonuses.

Pre-opening expenses were $3,507,840 for the nine months ended September 30, 2005, compared to $4,219,264 for the same period in the prior year. The decrease for the 2005 period was attributable to a decrease in the number and type of units opened in 2005 as compared to 2004.

Depreciation and amortization expense increased $2,796,076, or 6.6%, from $42,678,382 to $45,474,458 in the nine months ended September 30, 2005, compared to the same period in the prior year. The increase for 2005 was due to the addition of new restaurants and equipment.

There was no asset impairment expense in the nine months ended September 30, 2005 as compared to $1,708,654 in the prior year period. The impairment charges in fiscal 2004 resulted from sales declines in one under performing restaurant, additional deterioration in the specific restaurant’s profitability, perceived deterioration of the market area and/or specific location, and management’s downward revised outlook for further opportunity and/or improvement of forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment.

The increase in net interest expense in the nine months ended September 30, 2005, as compared to the prior year, is primarily due to higher borrowings related to the Company’s new 7.5% senior notes due 2014 finalized in December 2004.

Provision for income taxes decreased by $5,224,087 to $19,246,063 in the nine months ended September 30, 2005 from $24,470,150 in 2004 primarily due to changes in pre-tax income.

Liquidity and Capital Resources

On September 27, 2005, we acquired all of the capital stock of PFG for $163.0 million in cash, assumption of $155.0 million in 8.75% senior secured notes due 2011, assumption of $27.0 million in bank debt due 2009 and assumption of working capital, including $27.5 million in cash. The purchase price was funded from cash on hand and our revolving credit facility.

In December 2004, we refinanced our existing debt by entering into a new five year $300.0 million revolving credit facility, a nine year $150.0 million term loan, and issuing $400.0 million in 7.5% senior notes due 2014. The 7.5% senior notes due 2014 are general unsecured obligations of the Company. Our financing spread under the bank credit facility was 1.50% for Libor borrowings and 0.50% for base rate borrowings at September 30, 2005. The financing spread for the term loan is 1.75% for Libor borrowings and 0.75% for base rate borrowings. Net proceeds from the refinancing were used to repay outstanding debt and for general corporate purposes. We plan to fund future operations, restaurant and hospitality development, and acquisitions from operating cash flows and available capacity under our current bank credit facility.

During the nine months ended September 30, 2005, we purchased $133.8 million of our common stock. In May 2005, we authorized a $50.0 million open market stock repurchase program. We expect to make opportunistic repurchases of our common stock.

Capital expenditures through September 30, 2005 were $81.9 million, including $22.8 million for land purchases in 2005. We expect capital expenditures to be $23.0 million for the remainder of the year primarily for new restaurants. As a result of our tax loss carryforwards and deferred tax assets, including amounts attributable to the acquisition of Rainforest Cafe, we expect our cash flow from operations to be subject to reduced federal income tax payments for the foreseeable future.

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

Recent Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position (FSP) 13-1 “Accounting for Rental Costs Incurred During a Construction Period.” The FSP requires rental costs associated with both ground and building operating leases that are incurred during a construction period be expensed on a straight line basis starting from the beginning of the lease term. The statement is effective for periods beginning after December 15, 2005. Adoption of FSP 13-1 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Impact of Inflation

We do not believe that inflation has had a significant effect on our operations during the past several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in restaurant labor costs, including expected future increases in federal minimum wages, utility costs and land and construction costs, could adversely affect our profitability and ability to expand.

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

Interest Rate Risk

Total debt at September 30, 2005 included $345.9 million of floating-rate debt attributed to borrowings at an average interest rate of 6.02%. As a result, our annual interest cost in 2005 will fluctuate based on short-term interest rates.

In connection with the 7.5% senior notes due 2014, the Company has entered into interest rate swap agreements with a total notional value of $100.0 million with the objective of managing our exposure to interest rate risk and lowering interest expense.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.6%) would be approximately $2.1 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2005, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005.

During the three months ended September 30, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. These programs have resulted in our aggregate repurchasing of approximately 17.6 million shares of common stock for approximately $290.5 million through September 30, 2005.

All repurchases of our common stock during the second quarter of 2005 were made pursuant to our open market stock repurchase program. The following table summarizes repurchases of our common stock during the second quarter of 2005 pursuant to our open market stock repurchase program.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2005	—	$—	—	$55,647,697
August 2005	3,700	$32.20	3,200	$55,528,557
September 2005	—	$—	—	$55,528,557

Total	3,700	$32.20	3,200	$55,528,557

PART II. OTHER INFORMATION (continued)

ITEM 6. Exhibits

The following Exhibits are set forth herein commencing on page 31:

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

Dated: November 9, 2005