Form 10-K
period 2005-12-31
LANDRYS RESTAURANTS INC
filed 2006-03-16
CIK 908652

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or                                         .

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   Yes ☐            No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐            No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐            No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005. $648,400,000

As of March 10, 2006, there were 21,698,608 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders, to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated by reference into Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

LANDRY’S RESTAURANTS, INC.

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, restaurant concepts, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	same store sales;

•	earnings guidance;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors.”

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under Item 1A. “Risk Factors” and elsewhere in this report, or in the documents incorporated by reference herein.

ii

LANDRY’S RESTAURANTS, INC.

PART I

ITEM 1.	BUSINESS

General

We are a national, diversified restaurant hospitality and entertainment company principally engaged in the ownership and operation of full-service, casual dining restaurants, primarily under the names of Joe’s Crab Shack, Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, The Crab House, Charley’s Crab and The Chart House. As of December 31, 2005, we owned and operated over 311 full-service and certain limited-service restaurants in 35 states and were the second largest full-service seafood restaurant operator in the United States. Our portfolio of restaurants consists of a broad array of formats, menus and price-points that appeal to a wide range of markets and customer tastes. We offer concepts ranging from upscale steak and seafood restaurants to casual theme-based restaurants. We are also engaged in the ownership and operation of select hospitality businesses including hotel and casino resorts that provide our customers with unique dining, leisure and entertainment experiences.

We opened the first Landry’s Seafood House restaurant in 1980. In 1993, we became a public company. Our stock is listed on the New York Stock Exchange under the symbol “LNY.” In 1994, we acquired the first Joe’s Crab Shack restaurant and in 1996, acquired the Crab House chain of restaurants. We acquired Rainforest Cafe, Inc., a publicly traded restaurant company, in 2000. During 2001, we changed our name to Landry’s Restaurants, Inc. to reflect our expansion and broadening of operations. During 2002, we acquired 15 Charley’s Crab seafood restaurants located primarily in Michigan and Florida, and 27 Chart House seafood restaurants, located primarily on the East and West Coasts of the United States. In October 2002, we purchased 27 Texas-based Saltgrass Steak House restaurants. In September 2005, we acquired the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada.

We will continue to add to our base of restaurants, opening primarily Saltgrass Steak House, Joe’s Crab Shack restaurants and Signature Group restaurants (defined below). We expect to open the first Saltgrass units outside of Texas in 2006. The majority of our remaining new restaurant expansion will be in areas where we are already located so we can take advantage of advertising and other economies of scale, including our existing labor force. In addition, we plan to selectively pursue other hospitality businesses that are complementary to our current operations.

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

•

Landry’s Seafood House.    Landry’s Seafood House is a full-service traditional Gulf Coast seafood restaurant. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, casual atmosphere. The restaurants feature a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. Dinner entree prices range from $13.99 to $29.99, with certain items offered at market price. Lunch entrees range from $6.99 to $18.99. During the year ended December 31, 2005, alcoholic beverage sales accounted for approximately 19% of the concept’s total restaurant revenues.

•	The Crab House. The Crab House is a full-service casual dining seafood restaurant with a casual nautical theme. Many of our The Crab House restaurants feature a fresh seafood salad bar. Dinner entree prices range from $14.99 to $25.99, with certain items offered at market price. Lunch entrees range from $6.99 to $11.99. During the year ended December 31, 2005, alcoholic beverage sales accounted for approximately 14% of the concept’s total restaurant revenues.

•	Chart House and C.A. Muer. The Chart House restaurants and C.A. Muer restaurants, which include restaurants under several trade names, primarily Charley’s Crab, have very long and successful operating histories and provide an upscale full-service dining experience. Located on some of the most scenic properties on the East and West Coasts, many Chart House restaurants, which were founded in 1961, sit on prime waterfront venues. Charley’s Crab restaurants, which were founded in 1964, are generally situated throughout Michigan and Florida, include numerous waterfront locations and have unique architectural details with two restaurants located in renovated historical train stations. Both the Chart House and Charley’s Crab restaurant menus offer an extensive variety of seasonal fresh fish, shrimp, beef and other daily seafood specialties, and several restaurants also offer lunch seating and a Sunday brunch. Chart House dinner entree prices range from $15.99 to $37.99 with lunch entree prices ranging from $9.99 to $17.99. Charley’s Crab dinner entree prices range from $17.00 to $29.99, with lunch entree prices ranging from $7.00 to $25.00. During the year ending December 31, 2005, alcoholic beverage sales accounted for approximately 23% of the Chart House restaurant revenues and 21% of the C.A. Muer total restaurant revenues.

Rainforest Cafe.    The Rainforest Cafe restaurants provide full-service casual dining in a visually and audibly stimulating and entertaining rainforest-themed environment that appeals to a broad range of customers. Each Rainforest Cafe consists of a restaurant and a retail village. The restaurant provides an attractive value to customers by offering a full menu of high-quality food and beverage items served in a simulated rainforest complete with thunderstorms, waterfalls and active wildlife. In the retail village, we sell complementary apparel, toys and gifts with the Rainforest Cafe logo in addition to other items reflecting the rainforest theme. Entree prices range from $8.99 to $21.99. During the year ended December 31, 2005, retail sales and alcoholic beverage sales accounted for approximately 23% of the concept’s total restaurant revenues. Rainforest Cafe restaurants typically are larger units and generate higher unit volumes than restaurants in our other concepts, and have operating profit margins that are comparable to our other restaurants.

Joe’s Crab Shack.    Joe’s Crab Shack is a full-service seafood restaurant featuring a varied seafood menu and offering many varieties of crab specialties. The atmosphere of a Joe’s Crab Shack has an energetic casual feel, with a fun, eclectic decor influenced by a weathered, old beachfront fish shack. Many of our Joe’s Crab Shack locations incorporate a small playground area for children adjacent to family dining areas. Dinner entree prices range from $8.99 to $18.99, with certain crab items available at market price. Lunch entree prices range from $5.99 to $12.99. During the year ended December 31, 2005, alcoholic beverage sales accounted for approximately 13% of the concept’s total restaurant revenues.

Saltgrass Steak House.    The Saltgrass Steak House restaurants that we acquired in 2002, offer full-service casual dining in a Texas-Western theme. Prototype buildings welcome guests into a stone and wood beam ranch house complete with a fireplace and a saloon-style bar. Menu options extend from filet mignon to chicken fried steak to fresh fish to grilled chicken breast. Dinner entree prices range from $9.99 to $25.99 and lunch prices range from $6.99 to $14.99. During the year ended December 31, 2005, alcoholic beverage sales accounted for approximately 12% of the concept’s total restaurant revenues.

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

Downtown Aquarium—Denver, Colorado.    In 2003, we acquired Ocean Journey, a 12-acre aquarium complex located adjacent to downtown Denver, Colorado. This world-class facility, which is wholly owned and operated, and is home to over 500 species of fish, was built by a non-profit organization in 1999 at a cost of approximately $93.0 million. We purchased this ongoing aquarium enterprise in federal bankruptcy proceedings for $13.6 million with no outstanding debt or other obligations. Upon assumption of ownership, we reduced the complex’s workforce, keeping personnel necessary for ongoing operations and significantly reduced corporate overhead. We opened an up-scale Aquarium Restaurant in 2005, which transformed the aquarium into a recreational destination, and renamed the facility, adding a second Downtown Aquarium to the Specialty Growth Division.

Galveston Island Convention Center.    The revitalization of the Galveston seawall on the Gulf of Mexico, an area that includes a significant number of our restaurants, is underway with the Galveston Island Convention Center. The convention center is housed on a 26-acre beachfront locale. The facility accommodates a 43,000 square foot exhibition hall, a 15,500 square foot ballroom and over 12,000 square feet of smaller breakout rooms. The convention center is owned by the City of Galveston and managed and operated by us.

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

Flagship Inn and Pleasure Pier—Galveston, Texas.    In 2003, we purchased the Galveston Flagship Hotel from the City of Galveston for $500,000, subject to an existing lease. Upon expiration of the existing lease, we plan to transform the hotel into a 1800s-style inn located on a pier overlooking Galveston Bay and the Gulf of Mexico. The surrounding pier is expected to provide an assortment of entertainment and boardwalk games, including a roller coaster, ferris wheel and lighthouse reminiscent of an earlier historical leisure-time period.

Tower of the Americas—San Antonio, Texas.    In November 2004, we entered into a 15-year lease agreement with the City of San Antonio to renovate and operate the 750-foot landmark Tower of the Americas. Our plan is to remodel and operate the revolving restaurant and observation deck at the top of the tower, to build and operate a “multi-sensory” theater on the ground level and to add a complementary retail and souvenir venue. The Tower of the Americas is a major tourist attraction in San Antonio. We expect the redevelopment to be completed in 2006.

Gaming Division

In 2005, we acquired the Golden Nugget Hotels and Casinos in Las Vegas and Laughlin, Nevada. We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to continue to capitalize on the strong name recognition and high level of quality and value associated with it. With our long-standing commitment to quality and service, the Golden Nugget—Las Vegas has received the prestigious AAA Four Diamond Award, awarded by the American Automobile Association, a North American motoring and leisure travel organization, since 1977. This award was given to only 18 Nevada hotels of the approximately 50,000 eligible lodging establishments in the United States evaluated by the AAA in 2005. According to the AAA, establishments that receive the AAA Four Diamond Award are upscale in all areas and offer an extensive array of amenities and a high degree of hospitality, service and attention to detail.

Our business strategy is to create the best possible gaming and entertainment experience for our customers by providing a combination of comfortable and attractive surroundings with attentive service from friendly, experienced employees. We target out-of-town customers at both of our properties while also catering to the local customer base. We believe that the Golden Nugget—Las Vegas is the leading downtown destination for our out-of-town customers. The property offers the same complement of services as our Las Vegas Strip competitors, but we believe that our customers prefer the boutique experience we offer and the downtown environment. We emphasize the property’s wide selection of amenities to complement guests’ gaming experience and provide a luxury room product and personalized services at an attractive value. At the Golden Nugget—Laughlin, we focus on providing a high level of customer service, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and a superior player rewards program.

Strategy

Our objective is to develop and operate a diversified restaurant, hospitality and entertainment company offering customers unique dining, leisure and entertainment experiences. We believe that this strategy creates a loyal customer base, generates a high level of repeat business and provides superior returns to our investors. By focusing on high-quality food, superior value and service, and the ambiance of our locations, we strive to create an environment that fosters repeat patronage and encourages word-of-mouth recommendations. Our operating strategy focuses on the following:

•	Commitment to providing an attractive price-value relationship. Our restaurants, hospitality and gaming facilities provide customers an attractive price-value relationship by serving generous portions with fresh ingredients in high-quality meals in comfortable and attractive surroundings with attentive service at reasonable prices.

•	Commitment to customer satisfaction. We provide our customers prompt, friendly and efficient service, keeping table-to-wait staff ratios low, providing a quality product, personalized service and staffing each operating unit with an experienced management team to ensure attentive customer service and consistent food quality.

•	Distinctive design and decor and casual atmosphere. Our restaurant concepts generally have a distinctive appearance and a flexible design, which can accommodate a wide variety of available sites. We strive to create a memorable dining experience for customers to ensure repeat and frequent patronage.

•	High-profile locations for restaurants. We locate a substantial number of our restaurants in markets that provide a balanced mix of tourist, convention, business and residential clientele. We believe that this strategy results in a high volume of new and repeat customers and provides us with increased name recognition in new markets. As of December 31, 2005, we had 82 restaurants that are considered waterfront properties, which we believe is the largest collection of waterfront restaurants of any domestic restaurant company.

•	Commitment to attracting and retaining quality employees. We believe there is a high correlation between the quality of unit management and our long-term success. We provide extensive training and attractive compensation as well as promote internally to foster a strong corporate culture and encourage a sense of personal commitment from our employees. Through our cash bonus program, our restaurant managers typically earn bonuses equal to 15% to 25% of their total cash compensation.

•	Expansion of our core restaurant concepts. We believe we have demonstrated the viability of our restaurant concepts in a wide variety of markets across the United States. We anticipate continued expansion of our core restaurant concepts by opening additional units in existing markets that provide us economic and operating efficiencies and the ability to leverage our operating expertise and knowledge as well as expanding into new markets. We intend to concentrate on development of the casual dining segment by building Saltgrass Steak House and Joe’s Crab Shack restaurants in existing markets to increase our competitive position and obtain greater marketing and operational efficiencies. The specific rate at which we are able to open new restaurants will be determined by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our ability to supervise construction, recruit and train management personnel, and achieve or exceed targeted financial results and returns.

•	Pursuit of growth through acquisitions. Acquisitions have contributed significantly to our growth and will continue to play a substantial role in our growth strategy. We have a history of acquisitions, including Joe’s Crab Shack in 1994, The Crab House in 1996, Rainforest Cafe in 2000, and C.A. Muer, Chart House and Saltgrass Steak House restaurants in 2002 and the Golden Nugget Casinos and Hotels in 2005. We continuously evaluate attractive acquisition opportunities and, at any given time, may be engaged in discussions with respect to possible material acquisitions, business combinations or investments in the restaurant, hospitality, amusement, entertainment (including gaming), food service, facilities management or other related industries.

The following is a summary of our major acquisitions:

Rainforest Cafe (2000).    Since our acquisition of Rainforest Cafe, we have focused on stabilizing this concept’s operations. We have closed unprofitable locations, renegotiated leases, reduced general and administrative expenses and refreshed the concept’s menu with proven menu items from our other concepts. Through these efforts, we have successfully reversed previous prolonged revenue declines and raised the concept’s profit margins. Overall sales trends at Rainforest Cafe units at tourist destinations are dramatically better, resulting in positive comparative sales for 2005.

Chart House and C.A. Muer (2002).    The Chart House and C.A. Muer restaurant acquisitions enabled us to purchase a collection of valuable restaurant locations, many of which are situated on premium waterfront properties on the Pacific and Atlantic Oceans. We have remodeled many of these units, freshening and updating the look of these venues. Certain underperforming locations were redeveloped into Joe’s Crab Shack restaurants or were closed or sold. In addition, these restaurants have undergone menu evaluations and re-engineering in order for us to feature successful dishes from previous menus side-by-side with bold, fresh ideas from our culinary experts. The remodeling and menu changes have been met with favorable results as both of these concepts posted positive comparable sales for 2005. No significant near-term expansion of these concepts is currently planned, and future growth will be dependent upon profitability and unit economics.

Saltgrass Steak House (2002).    The nearly seamless integration of Saltgrass Steak House restaurants into our systems in late 2002 was highlighted by the conversion of all 27 restaurants to our financial tools within 60 days of acquisition. These tools include our point-of-sale system and also implementation of our profitability and labor/payroll programs. Saltgrass Steak House’s expansion has already begun with the opening of two new steak houses in 2003, four in 2004, and two in 2005. Further expansion of this concept into our existing markets and development of new markets is planned in 2006.

Golden Nugget (2005).    The Golden Nugget acquisition allowed us to enter the gaming business with one of the most recognized brands in the industry and in the preeminent gaming city, Las Vegas, Nevada. We also acquired the Golden Nugget property in Laughlin, Nevada.

We have initiated a major renovation and expansion of the Las Vegas property designed to create additional excitement, improved amenities and dining options while maintaining the warmth and high level of personalized service the Golden Nugget is known for. The Golden Nugget Las Vegas occupies approximately eight acres in downtown Las Vegas with approximately 38,000 square feet of gaming area. The property also features three towers containing 1,907 rooms, the largest number of guestrooms in downtown Las Vegas, approximately 1,300 slot machines and 52 table games. The Golden Nugget—Laughlin has approximately 32,000 square feet of gaming space, 993 slot machines, 14 table games and 300 hotel rooms.

Restaurant Locations

Our restaurants generally range in size from 5,000 square feet to 16,000 square feet, with an average restaurant size of approximately 8,000 square feet. The seafood restaurants generally have dining room floor seating for approximately 215 customers and additional patio seating on a seasonal basis. Saltgrass Steak House restaurants seat approximately 260 guests on average. Both formats offer bar seating for approximately 10 to 20 additional customers.

The Rainforest Cafe restaurants are larger, generally ranging in size from approximately 15,000 to 30,000 square feet with an average restaurant size of approximately 20,000 square feet. The Rainforest Cafe restaurants have between 300 and 600 restaurant seats with an average of approximately 400 seats.

The following table enumerates by state the location of our restaurants as of December 31, 2005:

State	Number of Units	State	Number of Units
Alabama	3	Missouri	5
Arizona	5	Nevada	7
California	26	New Jersey	6
Colorado	10	New Mexico	1
Connecticut	1	New York	1
Delaware	1	North Carolina	3
Florida	33	Ohio	9
Georgia	8	Oklahoma	4
Idaho	1	Oregon	1
Illinois	10	Pennsylvania	4
Indiana	5	South Carolina	7
Iowa	1	Tennessee	7
Kansas	2	Texas	107
Kentucky	4	Utah	3
Louisiana	5	Virginia	7
Maryland	3	Washington	2
Massachusetts	2	Toronto, Canada	1
Michigan	13
Minnesota	3

		Total	311

We own and operate the Golden Nugget Hotels and Casinos in Las Vegas and Laughlin, Nevada.

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

Management and Employees

We staff our operating units with management that has experience in the respective industry. We believe our strong team-oriented culture helps us attract highly motivated employees who provide customers with a superior level of service. We train our kitchen employees, wait staff, hotel staff and casino employees to take great pride serving our customers in accordance with our high standards. Managers and staff are trained to be courteous and attentive to customer needs, and the managers, in particular, are instructed to regularly visit with customers. Senior corporate management hosts weekly meetings with our general managers to discuss individual unit performance and customer comments. Moreover, we require general managers to hold weekly meetings at their individual operating units. We monitor compliance with our quality requirements through periodic on-site visits and formal periodic inspections by regional field managers and supervisory personnel from our corporate offices.

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

As of December 31, 2005, there were approximately 67 individuals involved in regional management functions generally performing on-site visits, formal inspections and similar responsibilities. As we grow, we plan to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within their geographic area. We plan to promote successful experienced restaurant level management personnel to serve as future regional managers. Regional management is continuously evaluated for performance and effectiveness.

As of December 31, 2005, in the restaurant division, we employed approximately 28,000 persons, of whom 1,750 were restaurant managers or manager-trainees, 515 were salaried corporate and administrative employees, approximately 67 were operations regional management employees, 41 were development and construction employees and the rest were hourly employees. In the Gaming Division, we employed approximately 3,245 persons, of whom 297 were management, 360 were salaried employees and the rest were hourly employees (all numbers approximate). Typical restaurant employment for us is at a seasonal low at December 31, and may increase by 30% or more in the summer months. Our restaurants generally employ an average of approximately 60 to 100 people, depending on seasonal needs. The larger Rainforest Cafe restaurants generally have 160 to 200 employees on average, with certain larger volume units having in excess of 400 people on staff. We believe that our management level employee turnover for 2005 was within industry standards. Approximately 1,308 employees are covered by collective bargaining agreements at our Golden Nugget Hotel and Casino in Las Vegas, Nevada. We consider our relationship with employees to be satisfactory.

Customer Satisfaction

We provide our customers prompt, friendly and efficient service by keeping table-to-wait staff ratios low and staffing each operating unit with an experienced management team to ensure attentive customer service and consistently high food quality as well as providing an excellent room and gaming experience. Through the use of comment cards, a toll-free telephone number, and a web-based customer response site, senior management receives valuable feedback from customers and demonstrates a continuing interest in customer satisfaction by responding promptly.

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

We believe that our essential food products and retail goods are available, or can be made available upon relatively short notice, from alternative qualified suppliers and distributors. We primarily use one national distributor in order to achieve certain cost efficiencies, although such services are available from alternative qualified distributors. We have not experienced any significant delays in receiving our food and beverage products, restaurant supplies or equipment.

Advertising and Marketing

We employ a marketing strategy to attract new customers, to increase the frequency of visits by existing customers, and to establish a high level of name recognition through television and radio commercials, billboards, travel and hospitality magazines, print advertising and newspaper drops. Our advertising expenditures for 2005 were approximately 2.7% of revenues. We expect to cross market our restaurant, hospitality and gaming locations to leverage our advertising spend. We anticipate that future advertising and marketing expenses will remain moderate or increase slightly as a percentage of revenues, and that we may utilize moderate television and radio advertising.

Service Marks

Landry’s Seafood House, Joe’s Crab Shack, Rainforest Cafe, Chart House, Charley’s Crab, Saltgrass Steak House and Golden Nugget are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them.

Competition

The restaurant, hospitality and entertainment industries are intensely competitive with respect to price, service, the type and quality of product offered, location and other factors. We compete with both locally owned facilities, as well as national and regional chains, some of which may be better established in our existing and future markets. Many of these competitors have a longer history of operations with substantially greater financial resources. We also compete with other restaurant, hospitality and gaming, and retail establishments for real estate sites, personnel and acquisition opportunities.

Changes in customer tastes, economic conditions, demographic trends and the location, number of, and type of food and amenities served by competing businesses could affect our business as could a shortage of experienced management and hourly employees.

We believe our business units enjoy a high level of repeat business and customer loyalty due to high food quality, good perceived price-value relationship, comfortable atmosphere, and friendly efficient service.

Other factors relating to our competitive position in the industry are addressed under the sections entitled “Strategy,” “Purchasing,” and “Advertising and Marketing” elsewhere in this report.

Rainforest International License and Joint Venture Agreements

Rainforest Cafe has entered into exclusive license arrangements relating to the operations and development of Rainforest Cafes in the United Kingdom, Japan, France, Mexico, Canada and Egypt. There are nine international units, including eight franchised units and one Company owned and operated unit in Toronto, Canada. The Egyptian unit is currently under construction. Four international franchised units were closed between 2002 and early 2003 due to declining sales and profitability. We own various equity interests in several of the international locations, which were included when we acquired Rainforest Cafe in 2000. We do not anticipate revenues from international franchises to be significant.

Information as to Classes of Similar Products or Services

We operate in only two reportable industry segments: restaurant and hospitality and gaming operations.

ITEM 1A. RISK	FACTORS

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

Many of our existing and planned restaurants are concentrated in the southern half of the United States. This concentration in a particular region could affect our operating results in a number of ways. For example, our results of operations may be adversely affected by economic conditions in that region and other geographic areas into which we may expand. Also, given our present geographic concentration, adverse publicity relating to our restaurants could have a more pronounced adverse effect on our overall revenues than might be the case if our restaurants were more broadly dispersed. In addition, as many of our existing restaurants are in the Gulf Coast area from Texas to Florida, we are particularly susceptible to damage caused by hurricanes or other severe weather conditions. While we maintain property and business interruption insurance, we carry large deductibles, and there can be no assurance that if a severe hurricane or other natural disaster should affect our geographical areas of operations, we would be able to maintain our current level of operations or profitability, or that property and business interruption insurance would adequately reimburse us for our losses.

Our gaming activities rely heavily on certain markets, and changes adversely impacting those markets could have a material adverse effect on our gaming business.

The Golden Nugget properties are both located in Nevada and, as a result, our gaming business is subject to greater risks than a more diversified gaming company. These risks include, but are not limited to, risks related to local economic and competitive conditions, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters. Any economic downturn in Nevada or any terrorist activities or disasters in or around Nevada could have a significant adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that gaming industry revenues in, or leisure travel to and throughout, Nevada or the surrounding local markets will continue to grow.

We also draw a substantial number of customers from other geographic areas, including southern California, Hawaii and Texas. A recession or downturn in any region constituting a significant source of our customers could result in fewer customers visiting, or customers spending less at, the Golden Nugget properties, which would adversely affect our results of operations. Additionally, there is one principal interstate highway between Las Vegas and southern California, where a large number of our customers reside. Capacity restraints of that highway or any other traffic disruptions may affect the number of customers who visit our facilities.

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

We use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our results of operations.

We use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, any substantial increases in the cost of electricity and natural gas in the United States, such as those increases recently experienced, will increase our cost of operations, which would negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, higher energy and gasoline prices affecting our customers may increase their cost of travel to our hotel-casinos and result in reduced visits to our properties and a reduction in our revenues.

The restaurant, hospitality and gaming industries are peculiarly affected by trends and fluctuations in demand and are highly competitive. If we are unable to successfully surmount these challenges, our business and results of operations could be materially adversely affected.

Restaurant Industry

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

Gaming Industry

The United States gaming industry is intensely competitive and features many participants, including many world class destination resorts with greater name recognition, different attractions, amenities and entertainment options than our facilities. In a broader sense, gaming operations face competition from all manner of leisure and entertainment activities.

Our competitors have more gaming industry experience, and many are larger and have significantly greater financial, selling and marketing, technical and other resources. Our competitors include multinational corporations that enjoy widespread name recognition, established brand loyalty, decades of casino operation experience and a diverse portfolio of gaming assets.

We face ongoing competition as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. Legalized casino gaming in these states and on Indian reservations would increase competition and could adversely affect any future gaming operations.

Our growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may slow restaurant development and expansion and impair our growth strategy.

We are pursuing a moderate and disciplined growth strategy which, to be successful, will depend in large part on our ability to open new restaurants and to operate these restaurants on a profitable basis. We anticipate that our new restaurants will generally take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train sufficient personnel and other factors. We cannot guarantee that we will be able to achieve our expansion goals or operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

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

We have historically been, and we expect to continue to be, an active acquirer of restaurants, hospitality and entertainment properties and other related businesses. Part of our strategy involves acquisitions of restaurants and restaurant concepts and businesses involved in the hospitality, amusement and entertainment (including gaming) industries designed to expand and enhance our core operations. We have evaluated and expect to continue to evaluate possible acquisition and investment transactions on an ongoing basis and, at any given time, may be engaged in discussions with respect to possible acquisitions, business combinations or investments. Certain of these transactions, if consummated, could be material to our operations and financial condition.

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

We conduct licensed gaming operations in Nevada, and various regulatory authorities, including the Nevada State Gaming Control Board and the Nevada Gaming Commission, require us to hold various licenses and registrations, findings of suitability, permits and approvals to engage in gaming operations and to meet requirements of suitability. These gaming authorities also control approval of ownership interests in gaming operations. These gaming authorities may deny, limit, condition, suspend or revoke our gaming licenses, registrations, findings of suitability or the approval of any of our ownership interests in any of the licensed gaming operations conducted in Nevada, any of which could have a significant adverse effect on our business, financial condition and results of operations, for any cause they may deem reasonable. If we violate gaming laws or regulations that are applicable to us, we may have to pay substantial fines or forfeit assets. If, in the future, we operate or have an ownership interest in casino gaming facilities located outside of Nevada, we may also be subject to the gaming laws and regulations of those other jurisdictions.

If additional gaming regulations are adopted or existing ones are modified in Nevada, those regulations could impose significant restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the federal and Nevada state and local legislatures that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our business. Legislation of this type may be enacted in the future. If there is a material increase in federal, state or local taxes and fees, our business, financial condition and results of operations could be adversely affected.

Our officers, directors and key employees are required to be licensed or found suitable by gaming authorities and the loss of, or inability to obtain, any licenses or findings of suitability may have a material adverse effect on us.

Our officers, directors and key employees are required to file applications with the gaming authorities in the State of Nevada, Clark County, Nevada and the City of Las Vegas and are required to be licensed or found suitable by these gaming authorities. If any of these gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file the appropriate applications. Either result could significantly impair our gaming operations.

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

Rainforest Cafe has license arrangements relating to the operations and development of Rainforest Cafes in the United Kingdom, Japan, France, Mexico, Canada and Egypt. These agreements include a per unit development fee and restaurant royalties ranging from 3% to 7% of revenues. There are nine international units; one is owned outright, and the rest are franchises. We own various equity interests in several of the international franchise locations. Our international operations will be subject to certain external business risks such as exchange rate fluctuations, political instability and the significant weakening of a local economy in which a foreign unit is located. In addition, it may be more difficult to register and protect our intellectual property rights in certain foreign countries.

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names, which could have an adverse affect on our business and results of operations.

Landry’s Seafood House, Joe’s Crab Shack, Rainforest Cafe, Charley’s Crab, Saltgrass Steak House, Chart House and Golden Nugget are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them. There is no assurance that any of our rights in any of our intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property or against any of our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. The failure to enforce any of our intellectual property rights could have the effect of reducing our ability to capitalize on our efforts to establish brand equity.

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

Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants. In particular, since we depend heavily on the “Joe’s Crab Shack” brand, unfavorable publicity relating to one or more Joe’s Crab Shack restaurants could have a material adverse effect on our business, results of operations, and financial condition.

Labor shortages or increases in labor costs could slow our growth or harm our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including regional operational managers and regional chefs, restaurant general managers, executive chefs and casino employees, necessary to continue our operations and keep pace with our growth. Qualified individuals that we need to fill these positions are in short supply and competition for these employees is intense. If we are unable to recruit and retain sufficient qualified individuals, our business and our growth could be adversely affected. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs. If our labor costs increase, our results of operations will be negatively affected.

Health concerns relating to the consumption of seafood, beef and other food products could affect consumer preferences and could negatively impact our results of operations.

Consumer food preferences could be affected by health concerns about the consumption of various types of seafood, beef or chicken. In addition, negative publicity concerning food quality or possible illness and injury resulting from the consumption of certain types of food, such as negative publicity concerning the levels of mercury or other carcinogens in certain types of seafood, e-coli, “mad cow” and “foot-and-mouth” disease relating to the consumption of beef and other meat products, “avian flu” related to poultry products and the publication of government, academic or industry findings about health concerns relating to food products served by any of our restaurants could also affect consumer food preferences. These types of health concerns and negative publicity concerning the food products we serve at any of our restaurants may adversely affect the demand for our food and negatively impact our results of operations.

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

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We are currently defending purported collective and class action lawsuits alleging violations, among other things, of minimum wage and overtime provisions of federal and state labor laws. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment for any claims could materially adversely affect our financial condition or results of operations (especially if there is no insurance coverage), and adverse publicity resulting from these allegations may materially adversely affect our business. We offer no assurance that we will not incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

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

The capital costs of our specialty growth and gaming divisions are extremely high. As a result, the failure of any one of these could have a material adverse effect on our operations.

In connection with our specialty growth and gaming divisions, we incur significant capital expenditures. As a result, the failure of one or more of these projects could have a significant affect on our financial condition and operations.

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

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None

ITEM 2.	PROPERTIES

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

The Golden Nugget—Las Vegas (“GNLV”) occupies approximately eight acres and GNLV owns the buildings and approximately 90% of the land. GNLV leases the remaining land under three ground leases that expire (given effect to their options to renew) on dates ranging from 2025 to 2102. The Golden Nugget—Laughlin (“GNL”) occupies approximately 13.5 acres, all of which is owned by GNL.

ITEM 3.	LEGAL PROCEEDINGS

One February 18, 2005, and subsequently amended, a purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in San Bernardino by Michael D. Harrison, et. al. Subsequently, on September 20, 2005, another purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in Los Angeles by Dustin Steele, et. al. On January 26, 2006, both lawsuits were consolidated into one action by the state Superior Court in San Bernardino. The lawsuits allege that Rainforest Cafe violated wage and hour laws, including not providing meal and rest breaks, uniform violations and failure to pay overtime. The Plaintiffs seek to recover damages, including unpaid wages, reimbursement for uniform expenses and penalties imposed by state law. We deny the Plaintiff’s claims and intend to vigorously defend this matter.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “LNY.” As of March 7, 2006, there were approximately 1,036 stockholders of record of the common stock.

The table below sets forth, for the periods indicated, the high and low sale prices as reported on the New York Stock Exchange.

	High	Low
2004
First Quarter	$30.82	$25.30
Second Quarter	33.74	26.61
Third Quarter	30.79	25.85
Fourth Quarter	30.48	24.75
2005
First Quarter	$33.00	$26.47
Second Quarter	31.60	25.39
Third Quarter	32.90	26.82
Fourth Quarter	29.78	25.80

Dividend Policy

Commencing in 2000, we began paying an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. In April 2004, the annual dividend was increased to $0.20 per share, declared and paid in quarterly installments of $0.05 per share. While we have paid a dividend every quarter since April 2000, the actual declaration and payment of cash dividends depends upon our actual earnings levels, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors. The indenture under which our senior notes due 2014 were issued and our bank credit facility limit increases in dividends on our common stock to specified levels.

Stock Repurchase

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. These programs have resulted in our aggregate repurchasing of approximately 17.6 million shares of common stock for approximately $290.5 million through December 31, 2005.

We made no purchases of our common stock during the fourth quarter of 2005 and have approximately $55.5 million that may yet be purchased under existing programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The financial data as of and for the years ended December 31, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements which are incorporated by reference herein, and should be read in conjunction with our consolidated financial statements and the notes thereto, which have been audited by Grant Thornton LLP for the years ended December 31, 2005 and 2004 and Ernst & Young LLP for the years ended December 31, 2003 and 2002. The financial data as of and for the year ended December 31, 2001 has been derived from our consolidated financial statements which were previously audited by Arthur Andersen, LLP independent public accountants. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes. All amounts are in thousands, except per share data.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year Ended December 31,
	2005	2004	2003	2002	2001
INCOME STATEMENT DATA
Revenues	$1,254,806	$1,167,475	$1,105,755	$894,795	$746,642
Operating costs and expenses:
Cost of revenues	333,028	326,108	321,783	257,945	219,684
Labor	377,215	337,633	323,284	259,198	215,662
Other operating expenses	311,648	282,412	271,271	224,122	186,529
General and administrative expenses	57,694	58,320	51,704	43,384	38,004
Depreciation and amortization	63,493	57,294	49,092	40,729	34,975
Asset impairment expense(1)	—	1,709	13,144	2,200	2,394
Pre-opening expenses	4,772	5,203	8,650	4,591	2,598

Total operating costs and expenses	1,147,850	1,068,679	1,038,928	832,169	699,846

Operating income	106,956	98,796	66,827	62,626	46,796
Other (income) expense:
Interest (income) expense, net	41,438	15,185	9,561	4,997	9,402
Other, net	95	13,544	1,463	(887)	(56)

Total other (income) expense(2)	41,533	28,729	11,024	4,110	9,346

Income before taxes	65,423	70,067	55,803	58,516	37,450
Provision for income taxes(3)	20,608	3,545	10,889	18,025	11,502

Net income	$44,815	$66,522	$44,914	$40,491	$25,948

Earnings per share information:
Basic
Net income (loss)	$2.01	$2.46	$1.63	$1.56	$1.19

Weighted average number of common shares outstanding	22,300	27,000	27,600	25,900	21,750
Diluted
Net income (loss)	$1.95	$2.39	$1.59	$1.51	$1.15

Weighted average number of common and common share equivalents outstanding	23,000	27,800	28,325	26,900	22,535
OTHER DATA
EBITDA (Earnings before interest, taxes, depreciation, and amortization):
Operating Income	$106,956	$98,796	$66,827	$62,626	$46,796
Add back:
Depreciation and amortization	63,493	57,294	49,092	40,729	34,975
Asset impairment expense	—	1,709	13,144	2,200	2,394

EBITDA	$170,449	$157,799	$129,063	$105,555	$84,165

BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)	$(74,062)	$161,515	$(38,767)	$(55,475)	$(6,017)
Total assets	$1,612,579	$1,344,952	$1,104,883	$934,898	$692,105
Short-term notes payable and current portion of notes and other obligations	$1,852	$1,700	$1,963	$1,783	$—
Long-term notes and other obligations, net of current portion	$816,044	$559,545	$299,736	$189,404	$175,000
Stockholders’ equity	$516,770	$600,897	$599,894	$563,406	$391,032

(1)

In 2004, 2003, 2002, and 2001, we recorded asset impairment charges of $1.7 million ($1.2 million after tax), $13.1 million ($9.1 million after tax), $2.2 million ($1.5 million after tax) and $2.4 million ($1.6 million after tax), respectively, related to the adjustment to estimated fair value of certain restaurant properties and assets. The Company considers the asset impairment expense as additional depreciation and amortization, although shown as a separate line item in the consolidated income statements.

(2)	In 2004, we recorded prepayment penalty expense and other costs related to the refinancing of our long-term debt of approximately $16.6 million ($11.3 million after tax).
(3)	In 2004 and 2003, we recognized $18.5 million and $6.3 million in income tax benefits for a reduction of the valuation allowance and deferred tax liabilities attributable to tax benefits deemed realizable and reduced accruals.

EBITDA is not a generally accepted accounting principles (“GAAP”) measurement and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance. EBITDA is not intended to be viewed as a source of liquidity or as a cash flow measure as used in the statement of cash flows. EBITDA is simply shown above as it is a commonly used non-GAAP valuation statistic.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We primarily own and operate full-service, casual dining restaurants and two casinos. As of December 31, 2005, we operated 311 full service restaurants. In addition to these units, there were several limited menu restaurants and other properties (as described in Item 1. Business), and the Golden Nugget Hotels and Casinos in Las Vegas and Laughlin, Nevada as more fully described below.

On September 27, 2005, Landry’s Gaming, Inc., an unrestricted subsidiary, purchased the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada (“GN”) for $163.0 million in cash, the assumption of $155.0 million of Senior Secured Notes due 2011 and the assumption of approximately $27.0 million under an existing senior revolving credit facility and the further assumption of certain working capital including $27.5 million in cash. Under the terms of the purchase agreement, the currently outstanding Senior Secured Notes due 2011 remain outstanding obligations of GN following the closing. The Golden Nugget—Las Vegas occupies approximately eight acres in downtown Las Vegas with approximately 38,000 square feet of gaming area. The property also features three towers containing 1,907 rooms, the largest number of guestrooms in downtown Las Vegas. The Golden Nugget—Laughlin is located on 13 acres on the Colorado River with 32,000 square feet of gaming space and 300 rooms. The results of operations for these properties are included in our financial statements from the date of acquisition.

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

We are in the business of operating restaurants, two casinos and the above-mentioned complementary activities. We do not engage in real estate operations other than those associated with the ownership and operation of our business. We own a fee interest (own the land and building) in a number of properties underlying our businesses, but do not engage in real estate sales or real estate management in any significant fashion or format. The Chief Executive Officer, who is responsible for our operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for all business activities.

The restaurant and gaming industries are intensely competitive and affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants or casinos may be affected by factors such as: traffic patterns, demographic considerations, marketing, weather conditions, and the type, number, and location of competing restaurants and casinos.

We have many well established competitors with greater financial resources, larger marketing and advertising budgets, and longer histories of operation than ours, including competitors already established in regions where we are planning to expand, as well as competitors planning to expand in the same regions. We face significant competition from other casinos in the markets in which we operate and from other mid-priced, full-service, casual dining restaurants offering or promoting seafood and other types and varieties of cuisine. Our competitors include national, regional, and local restaurant chains and casinos as well as local owner-operated restaurants and casinos. We also compete with other restaurants, retail establishments and gaming companies for restaurant and casino sites. We intend to pursue an acquisition strategy.

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as potential acquisitions of other restaurants, restaurant concepts, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries, general market conditions, competition, and pricing. Forward-looking statements include statements regarding: future capital expenditures (including the amount and nature thereof); business strategy and measures to implement that strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; the effectiveness of our marketing efforts; changing demographics surrounding our restaurants, hotels and casinos; the effect of changes in tax laws; actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses; our expectations of the continued availability and costs of capital resources; same store sales; earnings guidance; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success; the risks described in “Risk Factors” as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

Profitability

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	26.5%	27.9%	29.1%
Labor	30.1%	28.9%	29.2%
Other operating expenses	24.8%	24.2%	24.5%

Unit level profit	18.6%	19.0%	17.2%

Year ended December 31, 2005 Compared to the Year ended December 31, 2004

Restaurant and hospitality revenues increased $21,689,779, or 1.9%, from $1,167,475,165 to $1,189,164,944 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The total increase/change in revenue is comprised of the following approximate amounts: 2005 restaurant openings—$30.5 million; restaurant closings decreased 2005 revenues—$8.2 million; locations open 2005 and 2004 including “honeymoon” periods—decreased $4.0 million; day lost due to leap year—decreased $3.4 million; units closed for an extended period as a result of the hurricane—decreased $2.2 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of December 31, 2005 and 2004 were 311 and 297, respectively.

Gaming revenues increased $65,640,727 for the year ended December 31, 2005 as a result of the acquisition of GN. The results of GN are included from the September 27, 2005 acquisition date.

As a primary result of increased revenues, cost of revenues increased $6,919,686, or 2.1%, from $326,108,007 to $333,027,693 in the year ended December 31, 2005, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the year ended December 31, 2005, decreased to 26.5% from 27.9% in 2004. The decrease in cost of revenues as a percentage of revenues primarily reflects a moderate menu price increase, stable commodities prices, a shift in product mix and the acquisition of the Golden Nugget.

Labor expenses increased $39,581,759, or 11.7%, from $337,633,530 to $377,215,289 in the year ended December 31, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the year ended December 31, 2005 increased to 30.1% from 28.9% in 2004, principally due to increased hourly wage rates and higher overtime and the acquisition of the Golden Nugget.

Other operating expenses increased $29,235,924, or 10.4%, from $282,411,954 to $311,647,878 in the year ended December 31, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.8% in 2005 from 24.2% in 2004, as a primary result of higher utilities, increased rent expense and the acquisition of the Golden Nugget.

General and administrative expenses decreased $626,169, or 1.1%, from $58,319,642 to $57,693,473 in the year ended December 31, 2005, compared to the same period in the prior year, and decreased as a percentage of revenues to 4.6% in 2005 from 5.0% in 2004. The decrease is due to lower professional fees related to Sarbanes-Oxley and leverage associated with the acquisition of the Golden Nugget.

Combined depreciation and amortization expense and asset impairment expense increased an aggregate of $4,489,970, or 7.6%, from an aggregate of $59,002,777 to $63,492,747 in the year ended December 31, 2005, compared to the same period in the prior year. The increase for 2005 was primarily due to an increase in depreciation related to the addition of new restaurants and equipment and the acquisition of the Golden Nugget offset by a decrease in impairment charges.

The $1.7 million impairment charge in fiscal 2004 resulted from sales declines in one particular restaurant, combined with deterioration in the specific restaurant’s profitability and management’s lowered outlook for improvement in such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment.

Restaurant pre-opening expenses were $4,772,425 for the year ended December 31, 2005, compared to $5,203,518 for the same period in the prior year. The decrease for the 2005 period was attributable to a decrease in units opened in 2005 as compared to 2004.

The increase in net interest expense for the year ended December 31, 2005 as compared to the prior year is primarily due to higher borrowings, as well as an increase in our average borrowing rate.

Other expense, net for 2005 was immaterial. Other expense, net for 2004 was comprised primarily of $14.6 million in pre-payment penalties, and related fees associated with the pay down of our $150.0 million senior notes and bank credit facility both of which were entered into in 2003 partially offset by $1.1 million in business interruption insurance recoveries.

Provision for income taxes increased by $17,063,366 to $20,608,144 in the year ended December 31, 2005 from $3,544,778 in 2004 primarily due to a net $18.5 million income tax benefit in 2004 gained from a reversal of the remaining valuation allowance attributable to tax benefits associated with the Rainforest Cafe acquisition deemed realizable. The previously established valuation allowance was reversed at December 31, 2004, due to the strong 2004 and future forecasted profitability of the Rainforest Cafe restaurants, a successful transition from a tax-loss incurring stand-alone public company to a highly profitable and taxable income producing wholly-owned subsidiary, coupled with the approaching end of specific recognition limitations on allowable deductions and tax assets and the 2004 resolution of certain tax issues, which caused management to believe the remaining deferred tax assets previously reserved would more likely than not be realized.

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

Other operating expenses increased $11,141,084, or 4.1%, from $271,270,870 to $282,411,954 in the year ended December 31, 2004, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 24.2% in 2004 from 24.5% in 2003, as a primary result of lower advertising partially offset by increased rent expense.

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

	Years Ended December 31,
	2004	2003
Asset Impairment	$1,700,000	$13,100,000
Accrued Estimated Lease Termination Payments	—	1,300,000

	$1,700,000	$14,400,000

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

Provision for income taxes decreased by $7,343,739 to $3,544,778 in the year ended December 31, 2004 from $10,888,517 in 2003 primarily due to changes in our pre-tax income offset by a net $18.5 million income tax benefit gained from a reversal of the remaining valuation allowance attributable to tax benefits associated with the Rainforest Cafe acquisition deemed realizable. The previously established valuation allowance was reversed at December 31, 2004, due to the strong 2004 and future forecasted profitability of the Rainforest Cafe restaurants, a successful transition from a tax-loss incurring stand-alone public company to a highly profitable and taxable income producing wholly-owned subsidiary, coupled with the approaching end of specific recognition limitations on allowable deductions and tax assets and the 2004 resolution of certain tax issues, which caused management to believe the remaining deferred tax assets previously reserved would more likely than not be realized. In 2003, an income tax benefit of $6.3 million was recognized from reversal of the valuation reserve attributable to tax assets deemed realizable and reduced accruals.

Liquidity and Capital Resources

In December 2004, we refinanced our existing revolving credit facility and existing senior notes by entering into a new five year $300.0 million Bank Credit Facility and a six year $150.0 million Term Loan. The Bank Credit Facility matures in December 2009 and the Term Loan matures in December 2010. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Interest on the Term Loan is payable quarterly at Libor plus a financing spread. The financing spread under the Bank Credit Facility and the Term Loan is currently 1.50% and 1.75%, respectively, for Libor borrowings and 0.50% and 0.75% for base rate borrowings. As of December 31, 2005, we had approximately $215.9 million available under the existing credit facility for expansion and working capital purposes.

Concurrent with the closing of the Bank Credit Facility and Term Loan in December 2004, we also issued $400.0 million in senior notes through a private placement offering. The senior notes are general unsecured obligations of the Company and mature December 2014. Interest is payable semi-annually at 7.5%. On June 16, 2005, we completed an exchange offering whereby substantially all of the senior notes issued under the private placement were exchanged for senior notes registered under the Securities Act of 1933.

Net proceeds from the Bank Credit Facility and senior notes totaled $536.6 million and were used to repay all outstanding liabilities under the existing credit facility and senior notes. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

The Bank Credit Facility and Term Loan are secured by substantially all real and personal property of subsidiaries and governed by certain financial covenants, including minimum fixed charge, net worth, and our financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements.

In October 2003, we refinanced a previous bank credit facility by issuing long-term notes totaling $150.0 million through a private placement of debt and amending and extending the existing bank credit facility to a four-year $200.0 million revolving credit facility (the “Former Bank Credit Facility”) later increased to $225.0 million. The long-term notes had maturities ranging from October 2009 through October 2013, and the Former Bank Credit Facility matured in October 2007. Interest on the long-term notes was paid quarterly at an average rate of 5.95%. Interest on the Former Bank Credit Facility was payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. The Former Bank Credit Facility, long-term notes, and all future related liabilities were paid down in full with the proceeds from the December 2004 refinancing.

A wholly-owned subsidiary of ours assumed an $11.4 million 9.39% non-recourse, long-term note payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments under this note aggregate $102,000 monthly.

During the year ended December 31, 2005, we repurchased $133.8 million of common stock. In September 2003, we authorized an open market stock repurchase program for $60.0 million. In October 2004, we authorized a $50.0 million stock repurchase program. In 2005, we authorized a $100.0 million stock repurchase program. We expect to make opportunistic repurchases of our common stock.

Working capital decreased from a surplus of $161.5 million as of December 31, 2004 to $74.1 million deficit as of December 31, 2005 primarily due to the purchase of the Golden Nugget Hotels and Casinos and repurchase of our common stock during 2005. Cash flow to fund future operations, new restaurant development, and acquisitions will be generated from operations, available capacity under the current Bank Credit Facility and additional financing, if appropriate.

In 2005, we spent $163.0 million to acquire GN and $118.5 million on capital expenditures including opening 13 new units and acquiring $23.7 million in land for future development. In 2006, we expect to spend approximately $180.0 million, including opening 12 units and spending $85.0 million in 2006 to renovate the Golden Nugget Hotel and Casino in downtown Las Vegas, Nevada followed by a casino expansion and new hotel tower in 2007.

As of December 31, 2005, we had contractual obligations as described below. These obligations are expected to be funded primarily through cash on hand, cash flow from operations, working capital, the Bank Credit Facility and additional financing sources in the normal course of business operations. Our obligations include off balance sheet arrangements whereby the liabilities associated with non cancelable operating leases, unconditional purchase obligations and standby letters of credit are not fully reflected in our balance sheets.

Contractual Obligations (in thousands)	2006	2007- 2008	2009- 2010	Thereafter
Long-Term Debt	$1,851,741	$3,645,025	$158,411,035	$555,000,000
Operating Leases	$47,758,691	$86,987,095	$71,510,862	$290,208,754
Unconditional Purchase Obligations	$73,222,438	$7,030,718	$2,231,015	$641,982
Other Long-Term Obligations	$4,185,413	$2,650,000	$18,000,000	$—

Total Cash Obligations	$127,018,283	$100,312,838	$250,152,912	$845,850,736

Other Commercial Commitments (in thousands)	2006	2007- 2008	2009- 2010	Thereafter
Line of Credit	$—	$—	$96,000,000	$—
Standby Letters of Credit	$12,592,451	$—	$—	$—

Total Commercial Commitments	$12,592,451	$—	$96,000,000	$—

In connection with our purchase of an 80% interest in the restaurant concept T-Rex in February 2006, we have committed to spend an estimated $48.0 million during 2006, 2007 and 2008 to complete one T-Rex restaurant in Kansas City, Kansas, construct one T-Rex restaurant as well as an Asian themed restaurant in Walt Disney World’s Florida theme parks and construct one additional T-Rex restaurant in the northeast.

From time to time, we review opportunities for restaurant acquisitions and investments in the hospitality, entertainment (including gaming), amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2006.

As a primary result of establishing long-term borrowings, we will incur higher interest expense in the future. However, we have mitigated a portion of the higher interest expense by entering into fair value hedges with a notional amount of $100.0 million, whereby we swapped higher fixed interest rates of the 7.5% senior notes due 2014 for floating interest rates equal to six month Libor plus a financing spread of 2.34% to 2.38%.

Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts. We increased the annual dividend to $0.20 per share in April 2004.

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

Critical Accounting Policies

Restaurant and other properties are reviewed on a property by property basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. Goodwill and other non-amortizing intangible assets are reviewed for impairment at least annually using estimates of future operating results. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value. Properties to be disposed of are reported at the lower of their carrying amount or fair value, reduced for estimated disposal costs, and are included in other current assets.

We operate approximately 311 properties and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, generally excluding the owned land component, of approximately $2.0 million, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

We maintain a large deductible insurance policy related to property, general liability and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence cash outlay. Accrued expenses and other liabilities include estimated costs to settle unpaid claims and estimated incurred but not reported claims using actuarial methodologies.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be recognized. We regularly assess the likelihood of realizing the deferred tax assets based on forecasts of future taxable income and available tax planning strategies that could be implemented and adjust the related valuation allowance if necessary.

Our income tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe that we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters.

We follow the intrinsic value method of accounting for stock options, and as such do not record compensation expense related to amounts outstanding. Effective with the quarter ending March 31, 2006, we will expense compensation related to stock options in accordance with SFAS 123(R).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; costs to settle unpaid claims and the valuation of inventory. Actual results may differ materially from those estimates and services.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” This statement requires the expensing of stock options in the financial statements for periods no later than annual periods beginning after June 15, 2005. SFAS No. 123R requires companies to use either the modified-prospective or modified-retrospective transition method. The Company will implement the statement during the first quarter of 2006 using the modified-prospective transition method and we expect that the recognition requirements under SFAS No. 123 will be reasonably similar to the fair value results included in our pro forma disclosures assuming similar assumptions, stock prices and number of grants. Additional grants would increase compensation expense.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to simplify some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation costs, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with the adoption of SFAS 123R.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (APB) No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting a change in accounting principles. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

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

Impact of Inflation

We do not believe that inflation has had a significant effect on our operations during the past several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in labor costs, including expected future increases in federal minimum wages, energy costs, and land and construction costs could adversely affect our profitability and ability to expand.

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

Interest Rate Risk

Total debt at December 31, 2005 included $344.5 million of floating-rate debt attributed to borrowings at an average interest rate of 6.3%. As a result, our annual interest cost in 2005 will fluctuate based on short-term interest rates.

In connection with the 7.5% senior notes due 2014, we entered into two interest swap agreements with the objective of managing our exposure to interest rate risk and lowering interest expense. The agreements were effective December 2004 and March 2005, and mature in December 2014 for an aggregate notional amount of $100.0 million.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.6%) would be approximately $2.2 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2005, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are set forth commencing on page 41.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2004, Ernst & Young LLP (“E&Y”) was dismissed as independent public accountants for the Company, effective upon that date, and on May 3, 2004, Grant Thornton LLP was appointed as the new independent public accountants for the Company to replace E&Y for the fiscal year ending December 31, 2004. The decision to dismiss E&Y and to appoint Grant Thornton LLP was recommended by the Audit Committee of the Company’s Board of Directors and was approved by the Company’s Board of Directors. The decision to dismiss E&Y was the result of the Company’s and E&Y’s conclusion to discontinue the client-auditor relationship.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our evaluation did not include the internal control over financial reporting relating to Golden Nugget, Inc. (formerly Poster Financial Group, Inc.) which we acquired on September 27, 2005 (see Note 2 to the consolidated financial statements). Total assets and revenues for the acquisition represent approximately $388 million and $65 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of the year ended December 31, 2005 in previously filed reports on Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to our directors and executive officers are incorporated by reference from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005. The Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other financial officers, which is a “Code of Ethics” as defined by applicable rules of the Securities and Exchange Commission. A copy of our Code of Ethics has been previously filed and is incorporated by reference as an exhibit hereto. If the Company makes any amendments to this Code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this Code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the stockholders(1)	346,102	$8.41	800,000
Equity compensation plans not approved by the stockholders(2)	1,551,150	17.96	700,000

Total	1,897,252	$16.22	1,500,000

(1)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted with stockholder approval:

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

(b)	The Company maintains two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options may be granted to eligible employees and non-employee directors of the Company or its subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock of the Company. The Stock Option Plans are administered by the Compensation Committee of the Board of Directors (the Committee), which determines at its discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. The Committee may grant either non-qualified stock options or incentive stock options, as defined by the Internal Revenue Code of 1986, as amended.
(c)	The Company also maintains the 1995 Flexible Incentive Plan, which was adopted in 1995, (Flex Plan), as amended, for key employees of the Company. Under the Flex Plan eligible employees may receive stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock which may be issued under the Flex Plan (or with respect to which awards may be granted) may not exceed 2,000,000 shares.

(2)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted without stockholder approval:

(a)	The Landry’s Restaurants, Inc. 2003 Equity Incentive Plan authorizes the issuance of up to 700,000 shares, all of which are currently held in our treasury. This plan allows awards of both qualified and non-qualified stock options, restricted stock, cash equivalent values, and tandem awards to employees. The plan is administered by our compensation committee. Terms of the award, such as vesting and exercise price, are to be determined by the compensation committee and set forth in the grant agreement for each award.
(b)	On July 22, 2002, we issued options to purchase an aggregate of 437,500 shares under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets.
(c)	On July 22, 2002, we issued options to purchase an aggregate of 6,000 shares to our non-employee directors. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years.
(d)	On March 16, 2001, we issued options to purchase an aggregate of 387,500 shares to our senior management under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets.
(e)	On March 16 and September 13, 2001, options to purchase an aggregate of 240,000 shares were issued to certain of our individual employees, under individual option grant agreements. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control.
(f)	On April 27, 1995, we issued options to purchase an aggregate of 600,000 shares under an individual stock option agreement with our President and CEO. Options under the agreement were granted at market price and expire ten years from the date of grant. These options vested in equal installments over a period of three years.

(g)	In addition, we will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with a 10 year vest from grant date, and a minimum of 800,000 stock options. 300,000 restricted common shares have been issued subject to vesting on the tenth anniversary and 250,000 stock options have been granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information regarding the fees we paid to our principal accountants, including Audit Fees, Audit-Related Fees, Tax Fees and all other fees is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

	The following financial statements are set forth herein commencing on page 38:
		—Report of Independent Registered Public Accounting Firm
		Grant Thornton LLP
		Ernst & Young LLP
		—Consolidated Balance Sheets as of December 31, 2005 and 2004
		—Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
		—Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
		—Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
		—Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules—Not applicable.

(b)	Exhibits

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

Exhibit No.	Exhibit
10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.20	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

Exhibit No.	Exhibit
10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

*10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta

*10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Grant Thornton LLP

*23.2	Consent of Ernst & Young LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(b)

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Landry’s Restaurants, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that Landry’s Restaurants, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landry’s Restaurants, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment of Landry’s Restaurants, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, the internal control over financial reporting related to Golden Nugget, Inc. (formerly Poster Financial Group, Inc.), which was acquired by the company during September 2005. Our audit of internal control over financial reporting of Landry’s Restaurants, Inc. and subsidiaries also excluded Golden Nugget, Inc. Assets of approximately $388 million and total revenues of approximately $65 million of Golden Nugget, Inc. are included in the consolidated financial statements of Landry’s Restaurants, Inc. and subsidiaries as of and for the year ended December 31, 2005.

In our opinion, management’s assessment that Landry’s Restaurants, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Landry’s Restaurants, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

GRANT THORNTON LLP

Houston, Texas

March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Landry’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Landry’s Restaurants, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

GRANT THORNTON LLP

Houston, Texas

March 9, 2006

REPORT OF INDEPENDENT PUBLIC REGISTERED PUBLIC ACCOUNTING FIRM

To Landry’s Restaurants, Inc.:

We have audited the accompanying consolidated balance sheet of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landry’s Restaurants, Inc., and subsidiaries at December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Houston, Texas

February 11, 2004

except for Note 10

    as to which the date is March 14, 2005

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,215,562	$201,394,032
Accounts receivable—trade and other, net	21,973,228	18,595,531
Inventories	59,716,920	55,004,153
Deferred taxes	12,763,948	10,859,160
Other current assets	12,768,611	11,630,527

Total current assets	146,438,269	297,483,403

PROPERTY AND EQUIPMENT, net	1,380,258,684	1,007,296,936
GOODWILL AND TRADEMARKS	46,716,151	20,225,297
OTHER INTANGIBLE ASSETS, net	3,459,417	216,806
OTHER ASSETS, net	35,706,292	19,729,829

Total assets	$1,612,578,813	$1,344,952,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,489,190	$48,341,318
Accrued liabilities	123,098,491	84,955,488
Income taxes payable	5,060,885	971,175
Current portion of long-term notes and other obligations	1,851,741	1,700,496

Total current liabilities	220,500,307	135,968,477

LONG-TERM NOTES, NET OF CURRENT PORTION	816,043,799	559,545,092
DEFERRED TAXES	21,635,903	13,343,631
OTHER LIABILITIES	37,628,343	35,198,105

Total liabilities	1,095,808,352	744,055,305

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 21,593,823 and 25,607,573 issued and outstanding, respectively	215,938	256,076
Additional paid-in capital	324,570,406	401,228,736
Deferred stock compensation	(6,392,177)	(4,281,670)
Retained earnings	198,376,294	203,693,824

Total stockholders’ equity	516,770,461	600,896,966

Total liabilities and stockholders’ equity	$1,612,578,813	$1,344,952,271

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
REVENUES	$1,254,805,671	$1,167,475,165	$1,105,755,057
OPERATING COSTS AND EXPENSES:
Cost of revenues	333,027,693	326,108,007	321,783,377
Labor	377,215,289	337,633,530	323,284,399
Other operating expenses	311,647,878	282,411,954	271,270,870
General and administrative expenses	57,693,473	58,319,642	51,704,100
Depreciation and amortization	63,492,747	57,294,123	49,091,466
Asset impairment expense	—	1,708,654	13,144,365
Pre-opening expenses	4,772,425	5,203,518	8,650,178

Total operating costs and expenses	1,147,849,505	1,068,679,428	1,038,928,755
OPERATING INCOME	106,956,166	98,795,737	66,826,302
OTHER EXPENSE (INCOME):
Interest expense, net	41,437,790	15,185,605	9,561,482
Other, net	95,196	13,543,626	1,462,450

	41,532,986	28,729,231	11,023,932
INCOME BEFORE INCOME TAXES	65,423,180	70,066,506	55,802,370
PROVISION FOR INCOME TAXES	20,608,144	3,544,778	10,888,517

NET INCOME	$44,815,036	$66,521,728	$44,913,853

EARNINGS PER SHARE INFORMATION:

BASIC
Net income	$2.01	$2.46	$1.63
Weighted average number of common shares outstanding	22,300,000	27,000,000	27,600,000

DILUTED
Net income	$1.95	$2.39	$1.59
Weighted average number of common and common share equivalents outstanding	23,000,000	27,800,000	28,325,000

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2002	27,771,479	$277,715	$441,338,043	$—	$121,790,044	$563,405,802
Net income	—	—	—	—	44,913,853	44,913,853
Dividends paid	—	—	—	—	(2,768,997)	(2,768,997)
Purchase of common stock held for treasury	(468,823)	(4,688)	(6,347,881)	—	(2,064,842)	(8,417,411)
Exercise of stock options and tax benefit	251,196	2,512	2,676,904	—	—	2,679,416
Issuance of restricted stock	100,000	1,000	1,949,000	(1,950,000)	—	—
Amortization of deferred compensation	—	—	—	81,250	—	81,250

BALANCE December 31, 2003	27,653,852	276,539	439,616,066	(1,868,750)	161,870,058	599,893,913
Net income	—	—	—	—	66,521,728	66,521,728
Dividends paid	—	—	—	—	(4,783,404)	(4,783,404)
Purchase of common stock held for treasury	(2,291,800)	(22,918)	(42,843,341)	—	(19,914,558)	(62,780,817)
Exercise of stock options and tax benefit	145,521	1,455	1,612,011	—	—	1,613,466
Issuance of restricted stock	100,000	1,000	2,844,000	(2,845,000)	—	—
Amortization of deferred compensation	—	—	—	432,080	—	432,080

BALANCE December 31, 2004	25,607,573	256,076	401,228,736	(4,281,670)	203,693,824	600,896,966
Net income	—	—	—	—	44,815,036	44,815,036
Dividends paid	—	—	—	—	(4,611,364)	(4,611,364)
Purchase of common stock held for treasury	(4,823,986)	(48,240)	(88,209,338)	—	(45,521,202)	(133,778,780)
Exercise of stock options and tax benefit	710,236	7,102	8,752,008	—	—	8,759,110
Issuance of restricted stock	100,000	1,000	2,799,000	(2,800,000)	—	—
Amortization of deferred compensation	—	—	—	689,493	—	689,493

BALANCE December 31, 2005	21,593,823	$215,938	$324,570,406	$(6,392,177)	$198,376,294	$516,770,461

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,815,036	$66,521,728	$44,913,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,492,747	57,294,123	49,091,466
Asset impairment expense	—	1,708,654	13,144,365
Deferred tax provision (benefit)	9,698,299	(3,937,176)	10,621,027
Deferred rent and other charges (income), net	528,291	3,151,551	987,648
Financing prepayment expenses	—	16,649,009	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in trade and other receivables	2,136,302	5,834,208	(3,342,672)
(Increase) decrease in inventories	(1,862,207)	(7,231,855)	(6,651,658)
(Increase) decrease in other assets	434,688	(4,377,660)	4,425,932
Increase (decrease) in accounts payable and accrued liabilities	31,812,862	(23,999,700)	10,745,609

Total adjustments	106,240,982	45,091,154	79,021,717

Net cash provided by operating activities	151,056,018	111,612,882	123,935,570
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(118,487,055)	(110,670,371)	(163,376,622)
Proceeds from disposition of property and equipment	4,049,764	6,095,733	—
Business acquisitions, net of cash acquired	(135,487,498)	(12,930,565)	(27,035,893)

Net cash used in investing activities	(249,924,789)	(117,505,203)	(190,412,515)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(125,651,865)	(62,780,817)	(8,417,411)
Proceeds from exercise of stock options	451,775	1,349,771	1,826,816
(Payments) borrowings of debt and related expenses, net	(19,010,143)	(176,313,705)	(1,906,503)
Proceeds (payments) on credit facility, net	85,511,898	(122,000,000)	(49,000,000)
Financing proceeds, net	—	536,603,189	148,076,160
Dividends paid	(4,611,364)	(4,783,404)	(2,768,997)

Net cash (used in) provided by financing activities	(63,309,699)	172,075,034	87,810,065
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(162,178,470)	166,182,713	21,333,120
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	201,394,032	35,211,319	13,878,199

CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,215,562	$201,394,032	$35,211,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$45,297,362	$15,988,418	$8,675,327
Income taxes	$4,838,396	$9,949,203	$5,698,821

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Landry’s Restaurants, Inc. is a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names Landry’s Seafood House, Joe’s Crab Shack, The Crab House, Charley’s Crab, The Chart House and Saltgrass Steak House. In addition, we own and operate domestic and license international rainforest themed restaurants under the trade name Rainforest Cafe.

On September 27, 2005, Landry’s Gaming Inc., an unrestricted subsidiary of Landry’s Restaurants, Inc., completed the acquisition of Golden Nugget, Inc. (GN, formerly Poster Financial Group, Inc.), owner of the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada as further described in Note 2.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Landry’s Restaurants, Inc., a Delaware holding company and its wholly and majority owned subsidiaries and partnership.

Revenue Recognition

Restaurant and hospitality revenues are recognized when the goods and services are delivered. Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers possession (“outstanding chip liability”). Revenues are recognized net of certain sales incentives as well as accruals for the cost of points earned in point-loyalty programs. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is deducted from revenue as promotional allowances. Proceeds from the sale of gift cards are deferred and recognized as revenue when redeemed by the holder.

Accounts Receivable

Accounts receivable is comprised primarily of amounts due from our credit card processor, receivables from national storage and distribution companies and at December 31, 2005, casino and hotel receivables. The receivables from national storage and distribution companies arise when certain of our inventory items are conveyed to these companies at cost (including freight and holding charges but without any general overhead costs). These conveyance transactions do not impact the consolidated statements of income as there is no profit recognition and no revenue or expenses are recognized in the financial statements since they are without economic substance other than drayage. We reacquire these items, although not obligated to, when subsequently delivered to the restaurants at cost plus the distribution company’s contractual mark-up. Accounts receivable are reduced to reflect estimated fair values by an allowance for doubtful accounts based on historical collection experience and specific review of individual accounts. Receivables are written off when they are deemed to be uncollectible. Also included in accounts receivable is income tax receivables of $1.1 million and $4.6 million in 2005 and 2004, respectively.

Inventories

Inventories consist primarily of food and beverages used in restaurant operations and complementary retail goods and are recorded at the lower of cost or market value as determined by the average cost for food and beverages and by the retail method on the first-in, first-out basis for retail goods. Inventories consist of the following:

	December 31,
	2005	2004
Food and beverage	$43,004,866	$41,676,925
Retail goods	16,712,054	13,327,228

	$59,716,920	$55,004,153

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred.

We compute depreciation using the straight-line method. The estimated lives used in computing depreciation are generally as follows: buildings and improvements—5 to 40 years; furniture, fixtures and equipment—5 to 15 years; and leasehold improvements—shorter of 40 years or lease term, including extensions where such are reasonably assured of renewal.

Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the lease term plus option periods where failure to renew results in economic penalty. Any contributions made by landlords or tenant allowances with economic value are recorded as a long-term liability and amortized as a reduction to rent expense over the life of the lease plus option periods where failure to renew results in economic penalty.

Interest is capitalized in connection with restaurant construction and development activities, and other real estate development projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During 2005, 2004 and 2003, we capitalized interest expense of approximately $1.6 million, $1.2 million and $2.1 million, respectively.

Our properties are reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value. Properties to be disposed of are reported at the lower of their carrying amount or fair value, reduced for estimated disposal costs, and are included in other current assets.

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

Advertising

Advertising costs are expensed as incurred during such year. Advertising expenses were $33.5 million, $29.6 million and $33.6 million in 2005, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets

Goodwill and trademarks are not amortized, but instead tested for impairment at least annually. Other intangible assets are amortized over their expected useful life or the life of the related agreement.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Rent

Rent expense under operating leases is calculated using the straight-line method whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. The lease term begins on the date we are obligated under the lease and includes option periods where failure to renew results in economic penalty. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years.

The difference between rent expense recognized and actual rental payments is recorded as deferred rent and included in other long term liabilities.

Insurance

We maintain large deductible insurance policies related to property, general liability and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence cash outlay. Accrued liabilities include the estimated costs to settle unpaid claims and estimated incurred but not reported claims using actuarial methodologies.

Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate the carrying amounts due to their short maturities. The fair value of our fixed rate long-term debt instruments are estimated based on quoted market prices, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for comparable debt instruments. The estimated fair values of our long-term debt, including the current portions, are as follows:

	December 31,
	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
7.5% Senior Notes due December 2014	$400,000,000	$376,000,000	$400,000,000	$400,000,000
8.75% senior secured notes due December 2011	159,081,197	161,393,750	—	—
7.0% Seller note due November 2010	4,000,000	4,000,000	—	—
9.39% non-recourse note payable due May 2010	11,007,078	11,294,720	11,171,760	11,294,921

	$574,088,275	$552,688,470	$411,171,760	$411,294,921

We utilize interest rate swap agreements to manage our exposure to interest rate risk. Our interest rate swap agreements qualify as fair value hedges and are recorded at fair value. As such, the gains or losses on the swaps are offset by corresponding gains or losses on the related debt.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the amounts used to compute earnings per share is as follows:

	Year Ended December 31,
	2005	2004	2003
Net income	$44,815,036	$66,521,728	$44,913,853

Weighted average common shares outstanding—basic	22,300,000	27,000,000	27,600,000
Dilutive common stock equivalents:
Stock options	685,000	800,000	725,000
Restricted stock	15,000	—	—

Weighted average common and common share equivalents outstanding—diluted	23,000,000	27,800,000	28,325,000

Net income per share—basic	$2.01	$2.46	$1.63

Net income per share—diluted	$1.95	$2.39	$1.59

We follow the intrinsic value method of accounting for stock options, and as such do not record compensation expense related to grants where the exercise price is at or above our share price on the date of grant.

The table below illustrates the effect on net income and earnings per share if compensation costs had been determined using the fair value method prescribed by SFAS No. 123.

	2005	2004	2003
Net income, as reported	$44,815,036	$66,521,728	$44,913,853
Less: stock based compensation expense using fair value method, net of related tax effects	(1,625,000)	(1,200,000)	(2,100,000)

Pro forma net income	$43,190,036	$65,321,728	$42,813,853

Earnings per share
Basic, as reported	$2.01	$2.46	$1.63
Basic, pro forma	$1.94	$2.42	$1.55
Diluted, as reported	$1.95	$2.39	$1.59
Diluted, pro forma	$1.88	$2.35	$1.51

The fair value of each option grant in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected lives of 6 years, expected stock price volatility of approximately 40%, dividend yield of 0.7% and a risk-free interest rate of approximately 3.9%. The weighted average fair value per share of options granted during 2004 was $11.83. There were no stock options granted during 2005 and only 16,000 options were granted in 2003 which were not deemed material for the above calculations.

Cash Equivalents

We consider investments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and services.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” which amended ARB 43. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges, effective for fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” This statement requires the expensing of stock options in the financial statements for periods no later than annual periods beginning after June 15, 2005. SFAS No. 123R requires companies to use either the modified-prospective or modified-retrospective transition method. We will implement the statement during the first quarter of 2006 using the modified-prospective transition method and we expect that the recognition requirements under SFAS No. 123 will be reasonably similar to the fair value results included in our pro forma disclosures assuming similar assumptions, stock prices and number of grants. Additional grants would increase compensation expense.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to simplify some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation costs, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with the adoption of SFAS 123R.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (APB) No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting a change in accounting principles. FAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. FAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  ACQUISITIONS

On September 27, 2005, we completed the acquisition of 100 percent of the capital stock of GN, owner of the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada, for approximately $163.0 million in cash, the assumption of $155.0 million of 8.75% Senior Secured Notes due 2011 and $27.0 million under an existing Senior Revolving Credit facility and the further assumption of certain working capital, including $27.5 million in cash. The results of GN’s operations have been included in our consolidated financial statements since the acquisition date. The assets acquired and liabilities assumed are included in the accompanying balance sheet as of December 31, 2005 at estimated fair values as determined by third party appraisals and management estimates based on currently available information and preliminary plans for future operations. The allocation of purchase price is preliminary and is subject to revision based on the final determination of fair values. A summary of the assets acquired and liabilities assumed in the acquisition follows:

Current assets	$42,597,414
Property and equipment	319,770,221
Intangible assets	29,620,000
Other long-term assets	11,156,347

Total assets acquired	403,143,982
Current liabilities	(54,239,750)
Long-term debt	(185,904,232)

Total liabilities assumed or created	(240,143,982)
Net assets acquired	163,000,000
Less: Cash acquired	(27,512,502)

Net cash paid	$135,487,498

Acquired intangible assets include $26.2 million assigned to the trademark “Golden Nugget,” which has been in use for more than 50 years and is one of the most recognizable names in the casino industry. Also included is $3.4 million assigned to customer lists underlying the slot player clubs at each of the casinos. There was no goodwill recorded in connection with the transaction.

As a result of the acquisition, we have recorded direct acquisition costs for the estimated incremental costs to rationalize activities at the two locations and for associated employee contract terminations and severance costs. Accounting principles generally accepted in the United States, provide that these direct acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The acquisition liabilities included in the purchase price allocation aggregate approximately $4.9 million.

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition occurred on January 1, 2005, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes.

	Year ended December 31,
	2005	2004
Revenue	$1,441,586,485	$1,424,936,787
Net income	$43,588,282	$62,186,411
Basic earnings per share	$1.95	$2.30
Diluted earnings per share	$1.90	$2.24

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma financial information is not necessarily indicative of the combined results of operations had the transaction occurred on January 1, 2005 or the results of operations that may be obtained in the future.

During 2003, we made several individual property acquisitions that aggregated $27.0 million, plus $11.4 million of assumed debt, and included $5.1 million in goodwill.

3. PROPERTY AND EQUIPMENT AND OTHER ASSETS

Property and equipment is comprised of the following:

	December 31,
	2005	2004
Land	$304,029,054	$178,365,122
Buildings and improvements	476,878,646	272,152,965
Furniture, fixtures and equipment	334,459,193	273,446,996
Leasehold improvements	563,172,902	545,402,565
Construction in progress	33,975,852	16,209,718

	1,712,515,647	1,285,577,366
Less—accumulated depreciation	(332,256,963)	(278,280,430)

Property and equipment, net	$1,380,258,684	$1,007,296,936

We continually evaluate unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. We recorded asset impairment depreciation charges of approximately $1.7 million and $13.1 million in 2004 and 2003, respectively, representing the difference between the estimated fair value and carrying value for those restaurant properties. The impairment in 2004 related to one under performing unit and the 2003 impairment related to six underperforming and three closed restaurants.

These impairment charges resulted from sales declines, deterioration in the specific restaurant’s profitability, perceived continued deterioration of the market area and/or specific location, and management’s lowered outlook for further opportunity and/or improvement in forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment. The following is a summary of related charges:

	Year ended December 31,
	2005	2004	2003
Asset Impairment	$—	$1,700,000	$13,100,000
Accrued Estimated Lease Termination Payments	$—	$—	$1,300,000

	$—	$1,700,000	$14,400,000

We consider the asset impairment expense as additional depreciation and amortization, although shown as a separate line item in the Consolidated Statements of Income. Estimated fair values of impaired properties are based on comparable valuations, cash flows and management judgement.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other current assets are comprised of the following:

	December 31,
	2005	2004
Prepaid expenses	$5,847,792	$4,673,319
Assets held for sale (expected to be sold within one year)	2,941,507	5,390,648
Deposits	3,979,312	1,566,560

	$12,768,611	$11,630,527

Other expense (income) for 2005 is not material. Other expense (income) for 2004 is primarily make whole payments and related fees aggregating $14.6 million associated with the pre-payment of our $150.0 million in senior notes and Former Bank Credit Facility offset by $1.1 million in business interruption recoveries related to storm damage. Other expense (income) for 2003 is primarily expenses related to abandoned development projects.

4.  ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	2005	2004
Payroll and related costs	$27,174,355	$16,468,491
Rent and insurance	30,112,058	25,753,353
Taxes, other than payroll and income taxes	22,250,385	19,064,713
Deferred revenue (gift cards and certificates)	15,308,080	12,751,757
Accrued interest	2,805,847	507,532
Casino deposits, outstanding chips and other gaming	9,851,072	—
Other	15,596,694	10,409,642

	$123,098,491	$84,955,488

5.  DEBT

In connection with the acquisition of GN, one of our unrestricted subsidiaries assumed $155.0 million in 8.75% senior secured notes due December 2011 with a fair value of $159.3 million. The notes pay interest on a semi-annual basis in June and December. The notes are guaranteed, jointly and severally, by all of GN’s current and future restricted subsidiaries on a senior secured basis. The notes are collateralized by a pledge of capital stock of GN’s future restricted subsidiaries and a security interest in substantially all of GN’s and the guarantors’ current and future assets that is junior to the security interest granted to the lenders under GN’s senior revolving credit facility. We are filing the results of operations of GN in a separate report on Form 10-K in order to comply with the reporting requirements set forth in the indenture governing these notes.

Also, as a result of the acquisition of GN, we assumed $27.0 million in debt under a $43.0 million bank senior secured revolving credit facility. The revolving credit facility bears interest at Libor or at bank’s base rate plus a financing spread, 2.0% for Libor and 1.0% for base rate borrowings at December 31, 2005 and matures in January 2009. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. As of December 31, 2005, $2.5 million in letters of credit were outstanding with $18.5 million of available borrowing capacity.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The GN debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of December 31, 2005, GN was in compliance with all such covenants.

In December 2004, we entered into a $450.0 million “Bank Credit Facility” and “Term Loan” consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. The revolving credit facility matures in December 2009 and bears interest at Libor or the bank’s base rate plus a financing spread, 1.50% for Libor and 0.50% for base rate borrowings at December 31, 2005. In addition, the revolving credit facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement. The term loan matures in December 2010 and, at December 31, 2005, bears interest at Libor plus 1.75% or the bank’s base rate plus 0.75%. Quarterly principal payments of $375,000 are due through December 2009 with the remaining balance payable in equal quarterly installments of $35,625,000 in 2010. We and certain of our guarantor subsidiaries granted liens on substantially all real and personal property as security under the Bank Credit Facility and Term Loan. As of December 31, 2005 our average interest rate or floating-rate debt was 6.3%, we had approximately $10.1 million in letters of credit outstanding and available borrowing capacity of $215.9 million.

Concurrently, we issued $400.0 million in 7.5% senior notes through a private placement which are due in December 2014. The notes are general unsecured obligations and require semi-annual interest payments in June and December. On June 16, 2005, we completed an exchange offering whereby substantially all of the senior notes issued under the private placement were exchanged for senior notes registered under the Securities Act of 1933.

Net proceeds from the $450.0 million Bank Credit Facility and Term Loan and $400 million in 7.5% senior notes totaled $536.6 million and were used to repay all outstanding liabilities under the Former Bank Credit Facility and $150 million in senior notes. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

In connection with the 7.5% senior notes, we entered into two interest swap agreements with the objective of managing our exposure to interest rate risk and lowering interest expense. The first agreement was effective December 28, 2004, maturing in December 2014, for a notional amount of $50.0 million and interest at Libor plus 2.38%. The second agreement was effective March 10, 2005, also maturing December 2014, for a notional amount of $50.0 million and interest at Libor plus 2.34%. Our interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The aggregate estimated fair value of these swaps at December 31, 2005 was a liability of $1.1 million, which is included in other liabilities with an offsetting adjustment to the carrying value of the debt on our consolidated balance sheet.

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At December 31, 2005, we were in compliance with all such covenants.

We assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

Principal payments for all long-term debt aggregate $1,852,000 in 2006, $1,883,000 in 2007, $1,762,000 in 2008, $97,740,000 in 2009, $156,671,000 in 2010 and $555,000,000 thereafter.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt is comprised of the following:

	December 31,
	2005	2004
$300.0 million Bank Syndicate Credit Facility, Libor + 1.50% interest only, due December 2009	$74,000,000	$—
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $375,000 principal paid quarterly, due December 2010	148,500,000	150,000,000
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	400,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	11,007,078	11,171,760
Other long-term notes payable with various interest rates, principal and interest paid monthly	399,004	163,057
$155.0 million GN senior secured notes, 8.75% interest only, due December 2011	159,081,197	—
$43.0 million GN senior secured revolving credit facility, Libor + 2.0%, interest only, due January 2009	22,001,719	—
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	—
Interest rate swap	(1,093,458)	(89,229)

Total debt	817,895,540	561,245,588
Less current portion	(1,851,741)	(1,700,496)

Long-term portion	$816,043,799	$559,545,092

6.  STOCKHOLDERS’ EQUITY

In connection with our stock buy back programs, we repurchased into treasury approximately 4,824,000, 2,292,000, and 469,000 shares of common stock for approximately $133.8 million, $62.8 million and $8.4 million in 2005, 2004 and 2003, respectively. Cumulative repurchases as of December 31, 2005 were 17.6 million shares at a cost of approximately $290.5 million.

Commencing in 2000, we began to pay an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. In April 2004, this was increased to $0.20 per share, paid in quarterly installments of $0.05 per share.

We maintain two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options may be granted to our eligible employees and non-employee directors for the purchase of an aggregate of 2,750,000 shares of our common stock. The Stock Option Plans are administered by the Compensation Committee of the Board of Directors (the Committee), which determines at its discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. The Committee may grant either non-qualified stock options or incentive stock options, as defined by the Internal Revenue Code of 1986, as amended.

We also maintain the 1995 Flexible Incentive Plan, which was adopted in 1995, (Flex Plan), as amended, for our key employees. Under the Flex Plan eligible employees may receive stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or the Compensation Committee. The aggregate number of shares of common stock which may be issued under the Flex Plan (or with respect to which awards may be granted) may not exceed 2,000,000 shares.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2003, we established the 2002 Employee/Rainforest Conversion Plan pursuant to which stock options may be granted to employees, non-employee directors and consultants for up to an aggregate of 2,162,500 shares of common stock. The Compensation Committee of the Board of Directors determines the number of shares, prices and vesting schedule of individual grants.

In June 2003, we established an Equity Incentive Plan pursuant to which stock options or restricted stock may be granted to eligible employees for an aggregate of 700,000 shares. The Compensation Committee of the Board of Directors determines the number of shares, prices, and vesting schedule of individual grants. In addition, we will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, with a 10 year vest from grant date, and a minimum of 800,000 stock options. In August 2004, 100,000 restricted common shares were issued subject to vesting on the tenth anniversary. In February 2005, an additional 100,000 restricted common shares were issued with similar vesting terms. In February 2006, an additional 100,000 restricted common shares were also issued with similar vesting terms. The unamortized balance of non-vested restricted common stock grants is reflected as deferred compensation included in stockholders’ equity and the related expense is amortized over the vesting periods.

In connection with the acquisition of Rainforest Cafe, we issued approximately 500,000 vested stock options to employees of Rainforest Cafe as replacement for existing options outstanding at the date of the merger. The fair value of these options was included in the purchase price of Rainforest Cafe.

At December 31, 2005, options for 1,897,252 shares were outstanding at prices ranging from $6.00 to $27.50 per share. As of December 31, 2005, all options have been granted at the stock price on the grant date and are generally exercisable beginning one year from the date of grant with annual vesting periods over three to five years.

The following table provides certain information with respect to stock options outstanding as of December 31:

	2005		2004		2003
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding beginning of year	2,638,323	$15.12	2,410,874	$11.97	2,694,470	$11.57
Granted	—	$—	501,500	$27.50	16,000	$20.26
Exercised	(710,236)	$12.11	(169,851)	$10.30	(251,196)	$7.28
Terminated	(30,835)	$16.29	(104,200)	$11.69	(48,400)	$14.36

Options outstanding end of year	1,897,252	$16.22	2,638,323	$15.12	2,410,874	$11.97

Options exercisable end of year	1,356,852	$13.44	1,843,114	$12.04	1,902,274	$11.82

The following table provides certain information with respect to stock options outstanding as of December 31, 2005:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life Outstanding
< $9.00	688,682	$7.73	4.5
$9.00-$13.50	164,996	$13.53	1.7
$13.51-$20.25	519,949	$17.19	6.6
> $20.25	523,625	$27.26	8.3

	1,897,252	$16.22	5.9

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  INCOME TAXES

An analysis of the provision for income taxes for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Tax Provision:
Current income taxes	$10,909,845	$7,481,954	$267,490
Deferred income taxes	9,698,299	(3,937,176)	10,621,027

Total provision	$20,608,144	$3,544,778	$10,888,517

Our effective tax rate, for the years ended December 31, 2005, 2004, and 2003, differs from the federal statutory rate as follows:

	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
FICA tax credit	(9.8)	(8.2)	(9.3)
State income tax, net of federal tax benefit	4.5	2.5	3.7
Recognition of tax carryforward assets and other tax attributes	(0.8)	(26.4)	(11.3)
Other	2.6	2.2	1.4

	31.5%	5.1%	19.5%

Deferred income tax assets and liabilities as of December 31 are comprised of the following:

	2005	2004
Deferred Income Taxes:
Current assets—accruals and other	$12,764,000	$10,859,000

Non-current assets:
AMT credit, FICA credit carryforwards, and other	$32,870,000	$32,488,000
Net operating loss carryforwards	27,777,000	28,317,000
Deferred rent and unfavorable leases	8,123,000	8,543,000
Valuation allowance for NOL and credit carryforwards	(8,713,000)	(7,220,000)

Non-current deferred tax asset	60,057,000	62,128,000
Non-current liabilities—property and other	(81,693,000)	(75,471,000)

Net non-current tax asset (liability)	$(21,636,000)	$(13,343,000)

Total net deferred tax asset (liability)	$(8,872,000)	$(2,484,000)

At December 31, 2005 and 2004, we had operating loss carryovers for Federal Income Tax purposes of $75.2 million and $76.3 million, respectively, which expire in 2018 through 2025. These operating loss carryovers, credits, and certain other deductible temporary differences, are related to the acquisitions of Rainforest Cafe and Saltgrass Steak House, and their utilization is subject to Section 382 limits. Because of these limitations, we established a valuation allowance against a portion of these deferred tax assets to the extent it was more likely than not that these tax benefits will not be realized. In 2005 and 2004, there was a reduction of the valuation allowance and deferred tax liabilities aggregating $1.1 million and $18.5 million, respectively. The valuation allowance and certain deferred tax liabilities were reduced for the following reasons: NOL utilizations; the strength of the 2004 earnings; our future forecasted taxable income profitability; the completion of a successful integration of Rainforest Café from a stand-alone loss entity to a profitable wholly-owned subsidiary

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company; the approaching end-specific recognition limitations (i.e. built-in-loss limitations) on allowable deductions; and the closing of audits with favorable results. Management believes that the combination of the above factors indicates that a portion of the deferred tax assets previously reserved will more likely than not be realized.

The 2005 state rate increased over prior year due to certain state income tax filing positions. This increase in the state rate was partially offset by a reduction in our overall state effective tax rate realized primarily due to the acquisition of GN in Nevada, a jurisdiction with no income tax. We are currently being audited by several states with regard to state income and franchise tax for periods prior to 2005.

At December 31, 2005 and 2004, we have general business tax credit carryovers and minimum tax credit carryovers of $28.0 million and $31.0 million, respectively. The general business carryover includes $1.5 million from Saltgrass Steak House, which is fully reserved. The general business credit carryovers expire in 2012 through 2025, while the minimum tax credit carryovers have no expiration date. The use of these credits is limited if we are subject to the alternative minimum tax. We believe it is more likely than not that we will generate sufficient income in future years to utilize the non-reserved credits.

The Internal Revenue Service (IRS) has examined our Federal Income Tax Returns and certain pre-acquisition returns for Rainforest Cafe for years 1997 through 2001. In 2004, these examinations were completed and closed without adjustment. The IRS has examined the Federal Income Tax Return of a 2001 pre-acquisition return for Saltgrass Steak House. The examination has been completed and closed with no material adjustment.

8.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, we pays taxes, insurance and maintenance costs in addition to the rent payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $57.5 million, $56.4 million and $55.2 million, during the years ended December 31, 2005, 2004, and 2003, respectively. Percentage rent included in rent expense was $13.8 million, $13.6 million, and $12.3 million, for 2005, 2004 and 2003, respectively.

In 2004, we entered into an aggregate $25.5 million equipment operating lease agreement replacing two existing agreements and including additional equipment. The lease expires in 2014. We guarantee a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. We may purchase the leased equipment throughout the lease term for an amount equal to the unamortized lease balance. We believe that the equipment’s fair value is sufficient such that no amounts will be due under the residual value guarantee.

In connection with substantially all of the Rainforest Cafe leases, amounts are provided for unfavorable leases, rent abatements, and scheduled increases in rent. Such amounts are recorded as other long-term liabilities in our consolidated balance sheets, and amortized or accrued as an adjustment to rent expense, included in other restaurant operating expenses, on a straight-line basis over the lease term, including options where failure to exercise such options would result in economic penalty.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 2005 are as follows:

2006	$47,758,691
2007	46,172,751
2008	40,814,345
2009	37,320,509
2010	34,190,353
Thereafter	290,208,754

Total minimum rentals	$496,465,403

Building Commitments

As of December 31, 2005, we had future development, land purchases and construction commitments expected to be expended within the next twelve months of approximately $21.6 million, including completion of construction of certain new restaurants. In addition, we have committed $4.9 million through 2006 for the renovation of the Tower of the Americas in San Antonio, Texas which we will operate for at least the next 15 years.

In connection with our purchase of an 80% interest in the restaurant concept T-Rex in February 2006, we have committed to spend an estimated $48.0 million during 2006, 2007 and 2008 to complete one T-Rex restaurant in Kansas City, Kansas, construct one T-Rex restaurant as well as an Asian themed restaurant in Walt Disney World Florida theme parks and construct an additional T-Rex restaurant in the northeast.

In 2003, we purchased the Flagship Hotel and Pier from the City of Galveston, Texas, subject to an existing lease. Under this agreement, we have committed to spend an additional $15.0 million to transform the hotel and pier into a 19th century style Inn and entertainment complex complete with rides and carnival type games. The property is currently occupied by a tenant and renovations are not expected to begin until 2009.

During November 2003, we purchased two casual Italian restaurants. Under the purchase agreement, we are committed to building an additional four casual Italian restaurants by the end of 2008, or make certain payments in lieu of development. In conjunction with the agreement to develop additional restaurants, the seller agrees to provide consulting services to ensure the consistency and the quality of the food and service are maintained through this expansion period.

Employee Benefits and Other

We sponsor qualified defined contribution retirement plans (401(k) Plan) covering eligible salaried employees. The 401(k) Plans allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 100% of their base compensation as defined in the 401(k) Plans, to various investment funds. We match in cash at a discretionary rate which totalled $.3 million in 2005. Employee contributions vest immediately while our contributions vest 20% annually beginning in the participant’s second year of eligibility for restaurant and hospitality employees and in the participant’s first year of eligibility for casino employees.

We also initiated non-qualified defined contribution retirement plans (the “Plans”) covering certain management employees. The Plans allow eligible employees to defer receipt of their base compensation and of their eligible bonuses, as defined in the Plans. We match in cash at a discretionary rate which totalled $.3 million in 2005. Employee contributions vest immediately while our contributions vest 20% annually. We established a Rabbi Trust to fund the Plan’s obligation for the restaurant and hospitality employees. The market value of the trust assets is included in other assets, and the liability to the Plans’ participants is included in other liabilities.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our casino employees at the Golden Nugget in Las Vegas, Nevada that are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. We recorded an expense of $2.2 million for our obligation to these plans since the September 27, 2005 acquisition date of GN (Note 2). The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheet as of December 31, 2005.

In connection with the Galveston Convention Center Management Contract, we agreed to fund operating losses, if any, subject to certain rights of reimbursement. Under the agreements, we have the right to one-half of any profits generated by the operation of the Convention Center.

Litigation and Claims

One February 18, 2005, and subsequently amended, a purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in San Bernardino by Michael D. Harrison, et. al. Subsequently, on September 20, 2005, another purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in Los Angeles by Dustin Steele, et. al. On January 26, 2006, both lawsuits were consolidated into one action by the state Superior Court in San Bernardino. The lawsuits allege that Rainforest Cafe violated wage and hour laws, including not providing meal and rest breaks, uniform violations and failure to pay overtime. The Plaintiffs seek to recover damages, including unpaid wages, reimbursement for uniform expenses and penalties imposed by state law. The Company denies Plaintiff’s claims and intends to vigorously defend this matter.

We are subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

9.  SEGMENT INFORMATION

Our operating segments are aggregated into reportable business segments based primarily on the similarity of their economic characteristics, products, services, and delivery methods. Following the acquisition of the Golden Nugget Hotels and Casinos on September 27, 2005 (Note 2), it was determined that we operate two reportable business segments as follows:

Restaurant and Hospitality

Our restaurants operate primarily under the names of Joe’s Crab Shack, Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, The Crab House, Charley’s Crab and The Chart House. As of December 31, 2005, we owned and operated 311 full-service and limited-service restaurants in 35 states and were the second largest full-service seafood restaurant operator in the United States. We are also engaged in the ownership and operation of select hospitality and entertainment businesses that complement our restaurant operations and provide our customers with unique dining, leisure and entertainment experiences.

Gaming

We operate the Golden Nugget Hotels and Casinos in Las Vegas and Laughlin, Nevada. These locations emphasize the creation of the best possible gaming and entertainment experience for their customers by providing a combination of comfortable and attractive surroundings. This is accomplished through luxury rooms and amenities coupled with competitive gaming tables and superior player rewards programs.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the segments are the same as described in Note 1. We evaluate segment performance based on unit level profit, which excludes general and administrative expense, depreciation expense, net interest expense and other non-operating income or expense. Financial information by reportable business segment is as follows:

	2005	2004	2003
Revenue:
Restaurant and Hospitality	$1,189,164,944	$1,167,475,165	$1,105,755,057
Gaming	65,640,727	—	—

Consolidated revenue	$1,254,805,671	$1,167,475,165	$1,105,755,057

Unit level profit:
Restaurant and Hospitality	$221,099,886	$221,321,674	$189,416,411
Gaming	11,814,925	—	—

Total unit level profit	$232,914,811	$221,321,674	$189,416,411

Depreciation, amortization and impairment:
Restaurant and Hospitality	$60,737,897	$59,002,777	$62,235,831
Gaming	2,754,850	—	—

	$63,492,747	$59,002,777	$62,235,831

Segment assets:
Restaurant and Hospitality	$1,018,786,122	$977,299,092	$939,427,297
Gaming	399,255,216	—	—
Corporate and other(1)	194,537,475	367,653,179	165,456,188

	$1,612,578,813	$1,344,952,271	$1,104,883,485

Capital expenditures:
Restaurant and Hospitality	85,033,748	105,331,189	140,837,348
Gaming	11,391,309	—	—
Corporate and other	22,061,998	5,339,182	22,539,274

	118,487,055	110,670,371	163,376,622

Income before taxes:
Unit level profit	$232,914,811	$221,321,674	$189,416,411
Depreciation, amortization and impairment	63,492,747	59,002,777	62,235,831
General and administrative	62,465,898	63,523,160	60,354,278
Interest expense, net	41,437,790	15,185,605	9,561,482
Other expenses (income)	95,196	13,543,626	1,462,450

Consolidated income before taxes	$65,423,180	$70,066,506	$55,802,370

(1)	Includes intersegment eliminations

10.  SUPPLEMENTAL GUARANTOR INFORMATION

In December 2004, we issued, in a private offering, $400.0 million of 7.5% senior notes due in 2014 (see “Debt”). In June 2005, substantially all of these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by us and certain of our subsidiaries, “Guarantor Subsidiaries”.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,655,367	$10,372,914	$25,187,281	$—	$39,215,562
Accounts receivable—trade and other, net	7,339,839	9,334,310	5,299,079	—	21,973,228
Inventories	38,668,993	17,346,920	3,701,007	—	59,716,920
Deferred taxes	12,763,948	—	—	—	12,763,948
Other current assets	1,384,892	3,704,169	7,679,550	—	12,768,611

Total current assets	63,813,039	40,758,313	41,866,917	—	146,438,269

PROPERTY AND EQUIPMENT, net	74,902,018	902,795,708	402,560,958	—	1,380,258,684
GOODWILL AND TRADEMARKS	1,968,604	18,527,547	26,220,000	—	46,716,151
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,077,872,314	(515,463,662)	(236,587,317)	(325,821,335)	—
OTHER INTANGIBLE ASSETS, net	—	148,195	3,311,222	—	3,459,417
OTHER ASSETS, net	22,274,045	1,963,384	11,468,863	—	35,706,292

Total assets	$1,240,830,020	$448,729,485	$248,840,643	$(325,821,335)	$1,612,578,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,264,012	$31,848,310	$10,376,868	$—	$90,489,190
Accrued liabilities	15,240,460	74,142,174	33,715,857	—	123,098,491
Income taxes payable	3,294,035	—	1,766,850	—	5,060,885
Current portion of long-term notes and other obligation	1,538,930	—	312,811	—	1,851,741

Total current liabilities	68,337,437	105,990,484	46,172,386	—	220,500,307

LONG-TERM NOTES, NET OF CURRENT PORTION	619,994,855	—	196,048,944	—	816,043,799
DEFERRED TAXES	21,635,903	—	—	—	21,635,903
OTHER LIABILITIES	14,091,364	21,858,169	1,678,810	—	37,628,343

Total liabilities	724,059,559	127,848,653	243,900,140	—	1,095,808,352

COMMITMENTS AND CONTINGENCIES:
TOTAL STOCKHOLDERS’ EQUITY	516,770,461	320,880,832	4,940,503	(325,821,335)	516,770,461

Total liabilities and stockholders’ equity	$1,240,830,020	$448,729,485	$248,840,643	$(325,821,335)	$1,612,578,813

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192,679,301	$5,923,478	$2,791,253	$—	$201,394,032
Accounts receivable—trade and other, net	10,256,627	8,114,520	224,384	—	18,595,531
Inventories	37,824,160	16,878,980	301,013	—	55,004,153
Deferred taxes	10,859,160	—	—	—	10,859,160
Other current assets	2,855,754	3,329,122	5,445,651	—	11,630,527

Total current assets	254,475,002	34,246,100	8,762,301	—	297,483,403

PROPERTY AND EQUIPMENT, net	73,767,370	887,811,651	45,717,915	—	1,007,296,936
GOODWILL AND TRADEMARKS	1,697,750	18,527,547	—	—	20,225,297
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	864,745,965	(610,127,864)	(40,284,199)	(214,333,902)	—
OTHER INTANGIBLE ASSETS, net	—	216,806			216,806
OTHER ASSETS, net	17,538,832	2,190,997	—	—	19,729,829

Total assets	$1,212,224,919	$332,865,237	$14,196,017	$(214,333,902)	$1,344,952,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,160,088	$24,544,797	$636,433	$—	$48,341,318
Accrued liabilities	12,925,743	70,441,426	1,588,319	—	84,955,488
Income taxes payable	971,175	—	—	—	971,175
Current portion of long-term notes and other obligation	1,535,814	—	164,682	—	1,700,496

Total current liabilities	38,592,820	94,986,223	2,389,434	—	135,968,477

LONG-TERM NOTES, NET OF CURRENT PORTION	548,538,015	—	11,007,077	—	559,545,092
DEFERRED TAXES	13,343,631	—	—	—	13,343,631
OTHER LIABILITIES	10,853,487	24,344,618	—	—	35,198,105

Total liabilities	611,327,953	119,330,841	13,396,511	—	744,055,305

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	600,896,966	213,534,396	799,506	(214,333,902)	600,896,966

Total liabilities and stockholders’ equity	$1,212,224,919	$332,865,237	$14,196,017	$(214,333,902)	$1,344,952,271

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$4,703,194	$1,155,158,002	$94,944,475	$—	$1,254,805,671
OPERATING COSTS AND EXPENSES:
Cost of revenues	—	322,306,751	10,720,942	—	333,027,693
Labor	—	340,091,882	37,123,407	—	377,215,289
Other operating expenses	2,875,014	277,459,378	31,313,486	—	311,647,878
General and administrative expenses	57,693,473	—	—	—	57,693,473
Depreciation and amortization	3,224,100	56,532,940	3,735,707	—	63,492,747
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	4,089,683	682,742	—	4,772,425

Total operating costs and expenses	63,792,587	1,000,480,634	83,576,284	—	1,147,849,505
OPERATING INCOME	(59,089,393)	154,677,368	11,368,191	—	106,956,166
OTHER EXPENSES (INCOME):
Interest expense, net	36,568,825	—	4,868,965	—	41,437,790
Other, net	58,421	124,135	(87,360)	—	95,196

	36,627,246	124,135	4,781,605	—	41,532,986
INCOME (LOSS) BEFORE INCOME TAXES	(95,716,639)	154,553,233	6,586,586	—	65,423,180
PROVISION (BENEFIT) FOR INCOME TAXES	(29,044,243)	47,880,392	1,771,995	—	20,608,144
EQUITY IN EARNINGS OF SUBSIDIARIES	111,487,432	—	—	(111,487,432)	—

NET INCOME	$44,815,036	$106,672,841	$4,814,591	$(111,487,432)	$44,815,036

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,815,036	$106,672,841	$4,814,591	$(111,487,432)	$44,815,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,224,100	56,532,940	3,735,707	—	63,492,747
Impairment	—	—	—	—	—
Deferred tax provision (benefit)	9,698,299	—	—	—	9,698,299
Deferred rent and other charges (income)	2,935,245	(2,620,941)	213,987	—	528,291
Changes in assets and liabilities, net and other, net of acquisitions	(183,144,942)	(84,699,317)	188,878,472	111,487,432	32,521,645

Total adjustments	(167,287,298)	(30,787,318)	192,828,166	111,487,432	106,240,982

Net cash provided by (used in) operating activities	(122,472,262)	75,885,523	197,642,757	—	151,056,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and / or transfers	(8,759,223)	(73,436,087)	(36,291,745)	—	(118,487,055)
Proceeds from disposition of property and equipment	364,466	2,000,000	1,685,298	—	4,049,764
Business acquisitions, net of cash acquired	—	—	(135,487,498)	—	(135,487,498)

Net cash used in investing activities	(8,394,757)	(71,436,087)	(170,093,945)	—	(249,924,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(125,651,865)	—	—	—	(125,651,865)
Proceeds from exercise of stock options	451,775	—	—	—	451,775
Payments on other debt and related expenses, net	(2,345,461)	—	(16,664,682)	—	(19,010,143)
Proceeds from credit facility, net	74,000,000	—	11,511,898	—	85,511,898
Dividends paid	(4,611,364)	—	—	—	(4,611,364)

Net cash used in financing activities	(58,156,915)	—	(5,152,784)	—	(63,309,699)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,023,934)	4,449,436	22,396,028	—	(162,178,470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	192,679,301	5,923,478	2,791,253	—	201,394,032

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,655,367	$10,372,914	$25,187,281	$—	$39,215,562

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,521,728	$149,616,538	$286,780	$(149,903,318)	$66,521,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,162,151	53,635,890	496,082	—	57,294,123
Asset impairment expense	—	1,708,654	—	—	1,708,654
Deferred tax provision (benefit)	(3,937,176)	—	—	—	(3,937,176)
Deferred rent and other charges (income), net	1,540,225	1,611,326	—	—	3,151,551
Financing prepayment expenses	16,649,009	—	—	—	16,649,009
Change in assets and liabilities, net and other, net of acquisitions	(137,439,971)	(65,754,095)	23,515,741	149,903,318	(29,775,007)

Total adjustments	(120,025,762)	(8,798,225)	24,011,823	149,903,318	45,091,154

Net cash provided (used) by operating activities	(53,504,034)	140,818,313	24,298,603	—	111,612,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	52,291,808	(141,495,080)	(21,467,099)	—	(110,670,371)
Proceeds from disposition of property and equipment	3,925,733	2,170,000	—	—	6,095,733
Business acquisitions, net of cash acquired	(12,930,565)	—	—	—	(12,930,565)

Net cash provided (used) in investing activities	43,286,976	(139,325,080)	(21,467,099)	—	(117,505,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(62,780,817)	—	—	—	(62,780,817)
Proceeds from exercise of stock options	1,349,771	—	—	—	1,349,771
Payments of debt and related expenses, net	(176,149,022)	—	(164,683)	—	(176,313,705)
Payments on credit facility, net	(122,000,000)	—	—	—	(122,000,000)
Financing proceeds, net	536,603,189	—	—	—	536,603,189
Dividends paid	(4,783,404)	—	—	—	(4,783,404)

Net cash provided (used) in financing activities	172,239,717	—	(164,683)	—	172,075,034
NET INCREASE IN CASH AND CASH EQUIVALENTS	162,022,659	1,493,233	2,666,821	—	166,182,713
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,656,642	4,430,245	124,432	—	35,211,319

CASH AND CASH EQUIVALENTS AT END OF YEAR	$192,679,301	$5,923,478	$2,791,253	$—	$201,394,032

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2003

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,913,853	$95,179,380	$503,610	$(95,682,990)	$44,913,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,485,665	44,630,494	975,307	—	49,091,466
Asset impairment expense	—	13,144,365	—	—	13,144,365
Deferred tax provision (benefit)	10,621,027	—	—	—	10,621,027
Deferred rent and other charges (income), net	1,776,991	(789,343)	—	—	987,648
Change in assets and liabilities, net and other, net of acquisitions	(121,070,081)	19,725,523	10,838,779	95,682,990	5,177,211

Total adjustments	(105,186,398)	76,711,039	11,814,086	95,682,990	79,021,717

Net cash provided (used) by operating activities	(60,272,545)	171,890,419	12,317,696	—	123,935,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	15,641,256	(166,818,219)	(12,199,659)	—	(163,376,622)
Proceeds from disposition of property and equipment	—	—	—	—	—
Business acquisitions, net of cash acquired	(27,035,893)	—	—	—	(27,035,893)

Net cash provided used in investing activities	(11,394,637)	(166,818,219)	(12,199,659)	—	(190,412,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(8,417,411)	—	—	—	(8,417,411)
Proceeds from exercise of stock options	1,826,816	—	—	—	1,826,816
Payments of debt and related expenses, net	(1,806,595)	—	(99,908)	—	(1,906,503)
Payments on credit facility, net	(49,000,000)	—	—	—	(49,000,000)
Financing proceeds, net	148,076,160	—	—	—	148,076,160
Dividends paid	(2,768,997)	—	—	—	(2,768,997)

Net cash provided (used) in financing activities	87,909,973	—	(99,908)	—	87,810,065
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,242,791	5,072,200	18,129	—	21,333,120
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,413,851	(641,955)	106,303	—	13,878,199

CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,656,642	$4,430,245	$124,432	$—	$35,211,319

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  CERTAIN TRANSACTIONS

In 1996, we entered into a Consulting Service Agreement (the “Agreement”) with Fertitta Hospitality, LLC (“Fertitta Hospitality”), which is jointly owned by the Chairman and Chief Executive Officer of the Company and his wife. Pursuant to the Agreement, the Company provided to Fertitta Hospitality management and administrative services. Under the Agreement, the Company received a fee of $2,500 per month plus the reimbursement of all out-of-pocket expenses and such additional compensation as agreed upon. In 2003, a new agreement was signed (“Management Agreement”). Pursuant to the Management Agreement, the Company receives a monthly fee of $7,500, plus reimbursement of expenses. The Management Agreement provides for a renewable three-year term.

In 1999, we entered into a ground lease with 610 Loop Venture, LLC, a company wholly owned by the Chairman and Chief Executive Officer of the Company, on land owned by the Company adjacent to the Company’s corporate headquarters. Under the terms of the ground lease, 610 Loop Venture pays the Company base rent of $12,000 per month plus pro-rata real property taxes and insurance. 610 Loop Venture also has the option to purchase certain property based upon a contractual agreement. In 2004, the ground lease was extended for a 5 year term.

In 2002, the Company entered into an $8,000 per month, 20 year, with option renewals, ground lease agreement with Fertitta Hospitality for a new Rainforest Cafe on prime waterfront land in Galveston, Texas. The annual rent is equal to the greater of the base rent or percentage rent up to six percent, plus taxes and insurance. In 2005 and 2004, the Company paid base and percentage rent aggregating $507,000 and $514,000, respectively.

As permitted by the employment contract between the Company and the Chief Executive Officer, charitable contributions were made by the Company to a charitable Foundation that the Chief Executive Officer served as Trustee in the amount of $135,000, $146,000 and $170,000 in 2005, 2004 and 2003, respectively. The contributions were made in addition to the normal salary and bonus permitted under the employment contract.

The Company, on a routine basis, holds or hosts promotional events, training seminars and conferences for its personnel. In connection therewith, the Company incurred in 2005, 2004 and 2003 expenses in the amount of $279,000, $68,000 and $138,000, respectively, at resort hotel properties owned by the Company’s Chief Executive Officer and managed by the Company.

The Company and Fertitta Hospitality jointly sponsored events and promotional activities in 2005, 2004 and 2003 which resulted in shared costs and use of Company personnel or Fertitta Hospitality employees and assets.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable to the Company than might have been obtained from unaffiliated third parties.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly consolidated results of operations (in thousands, except per share data).

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Quarter Ended:
Revenues	$281,345	$325,152	$319,511	$328,798
Cost of revenues	$78,584	$89,915	$86,604	$77,924
Operating income	$19,871	$34,414	$32,698	$19,973
Net income	$7,378	$17,543	$15,978	$3,917
Net income per share (basic)	$0.30	$0.80	$0.75	$0.18
Net income per share (diluted)	$0.29	$0.78	$0.73	$0.18

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Quarter Ended:
Revenues	$275,676	$317,616	$314,378	$259,805
Cost of revenues	$77,720	$89,109	$86,747	$72,533
Operating income	$19,326	$34,108	$32,686	$12,676
Net income	$11,102	$21,596	$20,782	$13,042
Net income per share (basic)	$0.40	$0.78	$0.76	$0.51
Net income per share (diluted)	$0.39	$0.76	$0.74	$0.49

LANDRY’S RESTAURANTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 16th day of March, 2006.

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

Name	Title	Date

/s/ Tilman J. Fertitta Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ Rick H. Liem Rick H. Liem	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ Steven L. Scheinthal Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	March 16, 2006

/s/ Michael S. Chadwick Michael S. Chadwick	Director	March 16, 2006

/s/ Michael Richmond Michael Richmond	Director	March 16, 2006

/s/ Joe Max Taylor Joe Max Taylor	Director	March 16, 2006

/s/ Kenneth Brimmer Kenneth Brimmer	Director	March 16, 2006

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino. (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers. (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

Exhibit No.	Exhibit
10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.2	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

Exhibit No.	Exhibit

10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

*10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Feritta

*10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Grant Thornton LLP

*23.2	Consent of Ernst & Young LLP

*31.1	Certification of Chief Executive Officer pursuant to rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13(a)-14(a)

*	Filed herewith