Form 10-Q
period 2006-03-31
LANDRYS RESTAURANTS INC
filed 2006-05-10
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

AS OF MAY 4, 2006 THERE WERE

22,121,926 SHARES OF $0.01 PAR VALUE

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, restaurant concepts, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	same store sales;

•	earnings guidance;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors contained on our Annual Report on Form 10-K.”

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K and elsewhere in this report, or in the documents incorporated by reference herein.

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,920,474	$39,215,562
Accounts receivable - trade and other, net	26,039,202	21,973,228
Inventories	59,807,207	59,716,920
Deferred taxes	15,566,765	12,763,948
Other current assets	10,956,911	12,768,611

Total current assets	153,290,559	146,438,269

PROPERTY AND EQUIPMENT, net	1,421,025,078	1,380,258,684
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	40,043,628	31,648,021
OTHER ASSETS, net	39,317,954	35,706,292

Total assets	$1,672,204,766	$1,612,578,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$100,580,218	$90,489,190
Accrued liabilities	131,972,081	123,098,491
Income taxes payable	7,093,696	5,060,885
Current portion of long-term notes and other obligations	1,898,026	1,851,741

Total current liabilities	241,544,021	220,500,307

LONG-TERM NOTES, NET OF CURRENT PORTION	830,999,236	816,043,799
DEFERRED TAXES	24,884,612	21,635,903
OTHER LIABILITIES	50,989,564	37,628,343

Total liabilities	1,148,417,433	1,095,808,352

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 22,005,096 and 21,593,823, shares issued and outstanding, respectively	220,051	215,938
Additional paid-in capital	319,318,286	318,178,229
Retained earnings	204,248,996	198,376,294

Total stockholders’ equity	523,787,333	516,770,461

Total liabilities and stockholders’ equity	$1,672,204,766	$1,612,578,813

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2006	2005
REVENUES	$356,998,879	$281,344,585
OPERATING COSTS AND EXPENSES:
Cost of revenues	86,068,679	78,583,533
Labor	117,930,899	83,532,423
Other operating expenses	90,666,750	69,996,905
General and administrative expense	17,053,386	13,686,407
Depreciation and amortization	18,453,639	14,755,204
Asset impairment expense	887,548	—
Pre-opening expenses	2,071,504	919,521

Total operating costs and expenses	333,132,405	261,473,993

OPERATING INCOME	23,866,474	19,870,592

OTHER EXPENSE (INCOME):
Interest expense, net	14,877,347	8,565,599
Other, net	(1,234,835)	455,691

Total other expense	13,642,512	9,021,290

INCOME BEFORE INCOME TAXES	10,223,962	10,849,302
PROVISION FOR INCOME TAXES	3,271,668	3,471,777

NET INCOME	$6,952,294	$7,377,525

EARNINGS PER SHARE INFORMATION:
BASIC

Net income	$0.33	$0.30
Weighted average number of common shares outstanding	21,300,000	24,600,000

DILUTED
Net income	$0.32	$0.29
Weighted average number of common and common share equivalents outstanding	22,050,000	25,500,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance, December 31, 2005	21,593,823	$215,938	$318,178,229	$198,376,294	$516,770,461
Net income	—	—	—	6,952,294	$6,952,294
Dividends paid	—	—	—	(1,079,592)	$(1,079,592)
Exercise of stock options and income tax benefit	36,273	363	304,096	—	$304,459
Issuance of restricted stock	375,000	3,750	(3,750)	—	$—
Stock based compensation expense	—	—	839,711	—	$839,711

Balance, March 31, 2006	22,005,096	$220,051	$319,318,286	$204,248,996	$523,787,333

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,952,294	$7,377,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,453,639	14,755,204
Asset impairment expense	887,548	—
Change in assets and liabilities, net and other	17,255,398	13,152,440

Total adjustments	36,596,585	27,907,644

Net cash provided by operating activities	43,548,879	35,285,169
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(55,135,117)	(20,317,587)
Proceeds from disposition of property and equipment	4,391,896	—
Business acquisitions and related payments, net of cash acquired	(7,860,857)	(25,484,613)

Net cash used in investing activities	(58,604,078)	(45,802,200)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	—	(56,563,965)
Proceeds from exercise of stock options	262,204	53,000
Payments of debt	(422,501)	(648,679)
Proceeds from bank credit facility	42,000,000	27,000,000
Payments on bank credit facility	(24,000,000)	(27,000,000)
Dividends paid	(1,079,592)	(1,280,269)

Net cash provided by (used in) financing activities	16,760,111	(58,439,913)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,704,912	(68,956,944)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,215,562	201,394,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,920,474	$132,437,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments during the period for:
Income taxes	$237,356	$430,109
Interest	$3,880,703	$2,069,876

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Landry’s Restaurants, Inc. is a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names Landry’s Seafood House, Joe’s Crab Shack, Rainforest Cafe, The Crab House, Charley’s Crab, The Chart House and Saltgrass Steak House. In addition, we own and operate the Golden Nugget Hotels and Casinos.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, except for the consolidated balance sheet as of December 31, 2005. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which we consider necessary for fair presentation of our financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in our December 31, 2005, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

Restaurant and hospitality revenues are recognized when the goods and services are delivered. Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers possession (“outstanding chip liability”). Revenues are recognized net of certain sales incentives as well as accruals for the cost of points earned in cash back point-loyalty programs. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is deducted from revenue as promotional allowances. Proceeds from the sale of gift cards are deferred and recognized as revenue when redeemed by the holder.

Accounts receivable is comprised primarily of amounts due from our credit card processor, receivables from national storage and distribution companies and casino and hotel receivables. Accounts receivable are reduced to reflect estimated fair values by an allowance for doubtful accounts based on historical collection experience and specific review of individual accounts. Receivables are written off when they are deemed to be uncollectible.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation in the current year.

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

As a result of the acquisition, we have recorded direct acquisition costs for the estimated incremental costs to rationalize activities at the two locations and for associated employee contract terminations and severance costs. Accounting principles generally accepted in the United States, provide that these direct acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The acquisition liabilities included in the purchase price allocation aggregate approximately $4.9 million with $1.1 million remaining as of March 31, 2006.

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition occurred on January 1, 2005, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes.

March 31, 2005
Revenue	$336,264,585
Net income	$8,923,975
Basic earnings per share	$0.36
Diluted earnings per share	$0.35

The pro forma financial information is not necessarily indicative of the combined results of operations had the transaction occurred on January 1, 2005 or the results of operations that may be obtained in the future.

On February 24, 2006, one of our unrestricted subsidiaries acquired 80% of T-Rex Cafe, Inc. from Schussler Creative, Inc. (SCI). The Agreement further provides that Landry’s can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to Landry’s upon certain conditions for up to $35.0 million. In such event, combined profits from all stores would have to exceed $20.0 million. In addition, Landry’s has agreed to guarantee the funding for the construction, development and pre-opening of at least three T-Rex Cafes and one Asian themed eatery over the next three to four years in an amount estimated to be approximately $48.0 million.

T-Rex Cafe, Inc. (T-Rex), through a wholly-owned subsidiary, on February 24, 2006, signed two lease agreements with Walt Disney World Hospitality and Recreation Corporation, one for T-Rex at Downtown Disney World (expected to open by early 2008) and the other for the Asian themed eatery at Disney’s Animal Kingdom Theme Park (expected to open by summer 2007).

3. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2006	December 31, 2005
Payroll and related costs	$27,737,764	$27,174,355
Rent and insurance	30,329,011	30,112,058
Taxes, other than payroll and income taxes	18,403,868	22,250,385
Deferred revenue (gift cards and certificates)	12,691,027	15,308,080
Accrued interest	14,149,764	2,805,847
Casino deposits, outstanding chips and other gaming related	10,438,258	9,851,072
Other	18,222,389	15,596,694

	$131,972,081	$123,098,491

4. DEBT

In connection with the acquisition of GN, one of our unrestricted subsidiaries assumed $155.0 million in 8.75% senior secured notes due December 2011 with a fair value of $159.3 million. The notes pay interest on a semi-annual basis in June and December. The notes are guaranteed, jointly and severally, by all of GN’s current and future restricted subsidiaries on a senior secured basis. The notes are collateralized by a pledge of capital stock of GN’s future restricted subsidiaries and a security interest in substantially all of GN’s and the guarantors’ current and future assets that are junior to the security interest granted to the lenders under GN’s senior revolving credit facility. We are filing the results of operations of GN in a separate report on Form 10-Q in order to comply with the reporting requirements set forth in the indenture governing these notes.

As a result of the acquisition of GN, we assumed $27.0 million in debt under a $43.0 million bank senior secured revolving credit facility. The revolving credit facility bears interest at Libor or at bank’s base rate plus a financing spread, 2.0% for Libor and 1.0% for base rate borrowings at March 31, 2006 and matures in January 2009. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. As of March 31, 2006, the average interest rate on the facility was 6.7%, and $2.5 million in letters of credit were outstanding with $28.5 million of available borrowing capacity.

The GN debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of March 31, 2006, GN was not in default of such covenants.

In December 2004, we entered into a $450.0 million “Bank Credit Facility” and “Term Loan” consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. The revolving credit facility matures in December 2009 and bears interest at Libor or the bank’s base rate plus a financing spread, 1.50% for Libor and 0.50% for base rate borrowings at December 31, 2005. In addition, the revolving credit facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit facility. The term loan matures in December 2010 and, at March 31, 2006, bears interest at Libor plus 1.75% or the bank’s base rate plus 0.75%. Quarterly principal payments of $375,000 are due through December 2009 with the remaining balance payable in equal quarterly installments of $35,625,000 in 2010. We and certain of our guarantor subsidiaries granted liens on substantially all real and personal property as security under the Bank Credit Facility and Term Loan. As of March 31, 2006 our average interest rate or floating-rate debt was 6.9%, we had approximately $9.7 million in letters of credit outstanding and available borrowing capacity of $188.3 million.

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

Net proceeds from the $450.0 million Bank Credit Facility and Term Loan and $400.0 million in 7.5% senior notes totaled $536.6 million and were used to repay all outstanding liabilities under our former bank credit facility and $150.0 million in senior notes. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

In connection with the 7.5% senior notes, we entered into two interest swap agreements with the objective of managing our exposure to interest rate risk and lowering interest expense. The first agreement was effective December 28, 2004, maturing in December 2014, for a notional amount of $50.0 million and interest at Libor plus 2.38%. The second agreement was effective March 10, 2005, also maturing December 2014, for a notional amount of $50.0 million and interest at Libor plus 2.34%. Our interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The aggregate estimated fair value of these swaps at March 31, 2006 was a liability of $3.5 million, which is included in other liabilities with an offsetting adjustment to the carrying value of the debt on our consolidated balance sheets.

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At March 31, 2006, we were not in default of such covenants.

We assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

Long-term debt is comprised of the following:

	March 31, 2006	December 31, 2005
$300.0 million Bank Syndicate Credit Facility, Libor + 1.50% interest only, due December 2009	$102,000,000	$74,000,000
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $375,000 principal paid quarterly, due December 2010	148,125,000	148,500,000
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	400,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,959,891	11,007,078
Other long-term notes payable with various interest rates, principal and interest paid monthly	399,004	399,004
$155.0 million GN senior secured notes, 8.75% interest only, due December 2011	158,911,225	159,081,197
$43.0 million GN senior secured revolving credit facility, Libor + 2.0%, interest only, due January 2009	12,001,404	22,001,719
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000
Interest rate swap	(3,499,263)	(1,093,458)

Total debt	832,897,261	817,895,540
Less current portion	(1,898,026)	(1,851,741)

Long-term portion	$830,999,235	$816,043,799

5. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of March 31, 2006, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $10.9 million, including completion of construction on certain new restaurants and the renovation of the Tower of the Americas in San Antonio, Texas, which we will operate for at least the next 15 years. In addition, we expect to spend an estimated $85.0 million for the renovation of the Golden Nugget – Las Vegas during 2006.

In connection with our purchase of an 80% interest in T-Rex Cafe, Inc. in February 2006, we have committed to spend an estimated $48.0 million during 2006, 2007 and 2008 to complete one T-Rex restaurant in Kansas City, Kansas, construct one T-Rex restaurant, as well as an Asian themed restaurant in Walt Disney World Florida theme parks and construct an additional T-Rex restaurant in the northeast.

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

During November 2003, we purchased two casual Italian restaurants. Under the purchase agreement, we are committed to building an additional three casual Italian restaurants by the end of 2008, or make certain payments in lieu of development. In conjunction with the agreement to develop additional restaurants, the seller agreed to provide consulting services to ensure the consistency and the quality of the food and service are maintained through this expansion period

Other Commitments

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. We recorded an expense of $2.2 million for our obligation to these plans during the three months ended March 31, 2006. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

We manage and operate the Galveston Island Convention Center in Galveston, Texas. In connection with the Galveston Island Convention Center Management Contract, we agreed to fund operating losses, if any, subject to certain rights of reimbursement. Under the agreements, we have the right to one-half of any profits generated by the operation of the Convention Center.

Litigation and Claims

On April 4, 2006, a purported class action lawsuit was filed against Joe’s Crab Shack – San Diego, Inc. in the Superior Court of California in San Diego by Kyle Pietrzak and others similarly situated. The lawsuit alleges that the defendants violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide minimum reporting time pay, failing to compensate employee for required expenses, including the expense to maintain uniforms, and violations of the Unfair Competition Law. The Company denies Plaintiff’s claims and intends to vigorously defend this matter. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

On March 2, 2006, and subsequently amended, a purported class action lawsuit was filed against Crab Addison, Inc. and Landry’s Seafood House – Arlington, Inc. in the Superior Court of California in Los Angles by Kristina Brask and others similarly situated. The lawsuit alleges that the defendants violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide and maintain uniforms, the failure to provide correct itemized statements to the employee, the taking of unlawful deductions, and violations of the Unfair Competition Law. The Company denies Plaintiff’s claims and intends to vigorously defend this matter. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

On February 18, 2005, and subsequently amended, a purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in San Bernardino by Michael D. Harrison, et. al. Subsequently, on September 20, 2005, another purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in Los Angeles by Dustin Steele, et. al. On January 26, 2006, both lawsuits were consolidated into one action by the state Superior Court in San Bernardino. The lawsuits allege that Rainforest Cafe violated wage and hour laws, including not providing meal and rest breaks, uniform violations and failure to pay overtime. The Plaintiffs seek to recover damages, including unpaid wages, reimbursement for uniform expenses and penalties imposed by state law. The Company denies Plaintiff’s claims and intends to vigorously defend this matter. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

We are subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

6. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings per share is as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$6,952,294	$7,377,525

Weighted average common shares outstanding - basic	21,300,000	24,600,000
Dilutive common stock equivalents:
Stock options	725,000	890,000
Restricted stock	25,000	10,000

Weighted average common and common share equivalents outstanding - diluted	22,050,000	25,500,000

Net income per share - basic	$0.33	$0.30
Net income per share - diluted	$0.32	$0.29

7. STOCK-BASED COMPENSATION

In June 2003, we established an equity incentive plan pursuant to which our stock options or restricted stock may be granted to eligible employees for an aggregate of 700,000 shares of our common stock. The Compensation Committee of the Board of Directors determines the number of shares, prices, and vesting schedule of individual grants. In addition, we will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, which will vest with 10 years from the grant date.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R requires the recognition of the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. We adopted SFAS No. 123R effective January 1, 2006 using the modified-prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, we followed the intrinsic value method of accounting for stock options, and as such did not record compensation expense related to grants where the exercise price was at or above our share price on the date of grant.

Stock-based compensation expense totaling $0.8 million is included in general and administrative expense for the three months ended March 31, 2006. As a result of adopting SFAS No. 123R on January 1, 2006, incremental stock-based compensation expense recognized was $.6 million ($.5 million after tax), which impacted basic and diluted earnings per share by $.02 for the three months ended March 31, 2006. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

Had we adopted the fair value method of SFAS No. 123R prior to January 1, 2006, our net income and earnings per share would have been as follow:

Three Months Ended March 31, 2005
Net income, as reported	$7,377,525
Less: pro forma stock option compensation expense, net of tax	(440,000)

Pro forma net income	$6,937,525

Earnings per share:

Basic - as reported	$0.30
Basic - pro forma	$0.28
Diluted - as reported	$0.29
Diluted - pro forma	$0.27

Restricted stock activity for the three months ended March 31, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards, January 1, 2006	300,000	$25.32
Granted	375,000	$30.43
Vested	—	$—
Canceled or expired	—	$—

Restricted stock awards, March 31, 2006	675,000	$28.16

Stock option plan activity for the three months ended March 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding January 1, 2006	1,897,252	$16.22	5.9	$—
Granted	—	$—	—	—
Exercised	(36,273)	$7.23	—	—
Canceled or expired	—	$—	—	—

Options outstanding March 31, 2006	1,860,979	$16.39	5.6	$26,064,491
Options exercisable March 31, 2006	1,242,379	$12.53	4.6	$22,143,159

No options were granted during 2006 or 2005. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.9 million. As of March 31, 2006, there was $17.5 million and $4.7 million of unrecognized compensation expense related to non-vested restricted stock awards and options, respectively, which will be recognized over the remaining requisite service period. Cash proceeds received from options exercised for the three months ended March 31, 2006 and 2005 were $0.3 million and $0.1 million, respectively.

8. SEGMENT INFORMATION

The following table sets forth certain financial information with respect to our reportable segments:

	Three Months Ended March 31,
	2006	2005
Revenue:
Restaurant and Hospitality	$293,524,096	$281,344,585
Gaming	63,474,783	—

Total revenue	$356,998,879	$281,344,585

Unit level profit:
Restaurant and Hospitality	$46,046,126	$49,231,724
Gaming	16,286,425	—

Total unit level profit	$62,332,551	$49,231,724

Income before taxes:
Unit level profit	$62,332,551	$49,231,724
General and administrative	17,053,386	13,686,407
Depreciation, amortization and impairment expense	19,341,187	14,755,204
Pre-opening expenses	2,071,504	919,521
Interest expense, net	14,877,347	8,565,599
Other expense (income), net	(1,234,835)	455,691

Consolidated income before taxes	$10,223,962	$10,849,302

	March 31, 2006	December 31, 2005
Segment assets:
Restaurant and Hospitality	$1,024,240,742	$1,018,786,122
Gaming	419,652,025	399,255,216
Corporate and other (1)	228,311,999	194,537,475

Total assets	$1,672,204,766	$1,612,578,813

(1)	Includes intersegment eliminations

9. SUPPLEMENTAL GUARANTOR INFORMATION

In December 2004, we issued, in a private offering, $400.0 million of 7.5% senior notes due in 2014 (see “Debt”). In June 2005, substantially all of these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

March 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,455,862	$5,552,175	$23,912,437	$—	$40,920,474
Accounts receivable - trade and other, net	12,073,935	9,011,938	4,953,329	—	26,039,202
Inventories	37,454,279	18,732,084	3,620,844	—	59,807,207
Deferred taxes	14,451,439	—	1,115,326	—	15,566,765
Other current assets	1,254,534	4,156,901	5,545,476	—	10,956,911

Total current assets	76,690,049	37,453,098	39,147,412	—	153,290,559

PROPERTY AND EQUIPMENT, net	59,976,799	919,381,567	441,666,712	—	1,421,025,078
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,992,280	136,945	37,914,403	—	40,043,628
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,120,702,259	(503,162,899)	(265,357,737)	(352,181,623)	—
OTHER ASSETS, net	25,197,531	1,671,026	12,449,397	—	39,317,954

Total assets	$1,284,558,918	$474,007,284	$265,820,187	$(352,181,623)	$1,672,204,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,057,272	$40,031,578	$12,491,368	$—	$100,580,218
Accrued liabilities	24,787,967	71,911,158	35,272,956	—	131,972,081
Income taxes payable	2,096,626	—	4,997,070	—	7,093,696
Current portion of long-term debt and other obligation	1,581,247	—	316,779	—	1,898,026

Total current liabilities	76,523,112	111,942,736	53,078,173	—	241,544,021

LONG-TERM NOTES, NET OF CURRENT PORTION	645,171,734	—	185,827,502	—	830,999,236
DEFERRED TAXES	21,873,351	—	3,011,261	—	24,884,612
OTHER LIABILITIES	17,203,388	21,308,392	12,477,784	—	50,989,564

Total liabilities	760,771,585	133,251,128	254,394,720	—	1,148,417,433

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	523,787,333	340,756,156	11,425,467	(352,181,623)	523,787,333

Total liabilities and stockholders’ equity	$1,284,558,918	$474,007,284	$265,820,187	$(352,181,623)	$1,672,204,766

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,655,367	$10,372,914	$25,187,281	$—	$39,215,562
Accounts receivable - trade and other, net	7,339,839	9,334,310	5,299,079	—	21,973,228
Inventories	38,668,993	17,346,920	3,701,007	—	59,716,920
Deferred taxes	12,763,948	—	—	—	12,763,948
Other current assets	1,384,892	3,704,169	7,679,550	—	12,768,611

Total current assets	63,813,039	40,758,313	41,866,917	—	146,438,269

PROPERTY AND EQUIPMENT, net	74,902,018	902,795,708	402,560,958	—	1,380,258,684
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,968,604	148,195	29,531,222	—	31,648,021
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,077,872,314	(515,463,662)	(236,587,317)	(325,821,335)	—
OTHER ASSETS, net	22,274,045	1,963,384	11,468,863	—	35,706,292

Total assets	$1,240,830,020	$448,729,485	$248,840,643	$(325,821,335)	$1,612,578,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,264,012	$31,848,310	$10,376,868	$—	$90,489,190
Accrued liabilities	15,240,460	74,142,174	33,715,857	—	123,098,491
Income taxes payable	3,294,035	—	1,766,850	—	5,060,885
Current portion of long-term debt and other obligation	1,538,930	—	312,811	—	1,851,741

Total current liabilities	68,337,437	105,990,484	46,172,386	—	220,500,307

LONG-TERM NOTES, NET OF CURRENT PORTION	619,994,855	—	196,048,944	—	816,043,799
DEFERRED TAXES	21,635,903	—	—	—	21,635,903
OTHER LIABILITIES	14,091,364	21,858,169	1,678,810	—	37,628,343

Total liabilities	724,059,559	127,848,653	243,900,140	—	1,095,808,352

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	516,770,461	320,880,832	4,940,503	(325,821,335)	516,770,461

Total liabilities and stockholders’ equity	$1,240,830,020	$448,729,485	$248,840,643	$(325,821,335)	$1,612,578,813

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

March 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$711,232	$285,713,302	$70,574,345	$—	$356,998,879

OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	81,111,990	4,956,689	—	86,068,679
Labor	—	89,635,176	28,295,723	—	117,930,899
Other operating expenses	492,664	69,946,947	20,227,139	—	90,666,750
General and administrative expenses	17,053,386	—	—	—	17,053,386
Depreciation and amortization	866,382	14,485,894	3,101,363	—	18,453,639
Asset impairment expense	—	887,548	—	—	887,548
Pre-opening expenses	—	1,721,399	350,105	—	2,071,504

Total operating costs and expenses	18,412,432	257,788,954	56,931,019	—	333,132,405

OPERATING INCOME	(17,701,200)	27,924,348	13,643,326	—	23,866,474

OTHER EXPENSES(INCOME):
Interest expense, net	11,002,979	—	3,874,368	—	14,877,347
Other, net	(163,010)	(1,304,071)	232,246	—	(1,234,835)

	10,839,969	(1,304,071)	4,106,614	—	13,642,512

INCOME (LOSS) BEFORE INCOME TAXES	(28,541,169)	29,228,419	9,536,712	—	10,223,962
PROVISION (BENEFIT) FOR INCOME TAXES	(9,133,174)	9,353,094	3,051,748	—	3,271,668
EQUITY IN EARNINGS OF SUBSIDIARIES	26,360,289	—	—	(26,360,289)	—

NET INCOME	$6,952,294	$19,875,325	$6,484,964	$(26,360,289)	$6,952,294

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Income Statement

March 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,201,505	$273,849,874	$6,293,206	$—	$281,344,585

OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	77,136,160	1,447,373	—	78,583,533
Labor	—	81,688,388	1,844,035	—	83,532,423
Other operating expenses	1,285,163	66,329,861	2,381,881	—	69,996,905
General and administrative expenses	13,686,407	—	—	—	13,686,407
Depreciation and amortization	791,237	13,764,034	199,933	—	14,755,204
Pre-opening expenses	—	915,785	3,736	—	919,521

Total operating costs and expenses	15,762,807	239,834,228	5,876,958	—	261,473,993

OPERATING INCOME	(14,561,302)	34,015,646	416,248	—	19,870,592

OTHER EXPENSES(INCOME):
Interest expense, net	8,270,661	820	294,118	—	8,565,599
Other, net	444,119	10,844	728	—	455,691

	8,714,780	11,664	294,846	—	9,021,290

INCOME (LOSS) BEFORE INCOME TAXES	(23,276,082)	34,003,982	121,402	—	10,849,302

PROVISION (BENEFIT) FOR INCOME TAXES	(7,448,347)	10,881,275	38,849	—	3,471,777
EQUITY IN EARNINGS OF SUBSIDIARIES	23,205,260	—	—	(23,205,260)	—

NET INCOME	$7,377,525	$23,122,707	$82,553	$(23,205,260)	$7,377,525

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

March 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,952,294	$19,875,325	$6,484,964	$(26,360,289)	$6,952,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	866,382	14,485,894	3,101,363	—	18,453,639
Asset impairment expense	—	887,548	—	—	887,548
Change in assets and liabilities, net and other	(36,956,284)	(9,465,803)	37,317,196	26,360,289	17,255,398

Total Adjustments	(36,089,902)	5,907,639	40,418,559	26,360,289	36,596,585

Net cash provided by (used in) operating activities	(29,137,608)	25,782,964	46,903,523	—	43,548,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	10,130,491	(32,053,703)	(33,211,905)	—	(55,135,117)
Proceeds from disposition of property and equipment	—	1,450,000	2,941,896	—	4,391,896
Business acquisitions and related payments, net of cash acquired	—	—	(7,860,857)	—	(7,860,857)

Net cash provided by (used in) investing activities	10,130,491	(30,603,703)	(38,130,866)	—	(58,604,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	262,204	—	—	—	262,204
Payments of debt and related expenses, net	(375,000)	—	(47,501)	—	(422,501)
Payments on credit facility	(14,000,000)	—	(10,000,000)	—	(24,000,000)
Proceeds from credit facility	42,000,000	—	—	—	42,000,000
Dividends paid	(1,079,592)	—	—	—	(1,079,592)

Net cash provided by (used in) financing activities	26,807,612	—	(10,047,501)	—	16,760,111

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,800,495	(4,820,739)	(1,274,844)	—	1,704,912
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,655,367	10,372,914	25,187,281	—	39,215,562

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,455,862	$5,552,175	$23,912,437	$—	$40,920,474

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

March 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,377,525	$23,122,707	$82,553	$(23,205,260)	$7,377,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	791,237	13,764,034	199,933	—	14,755,204
Change in assets and liabilities, net and other	3,877,119	(13,830,678)	(99,261)	23,205,260	13,152,440

Total adjustments	4,668,356	(66,644)	100,672	23,205,260	27,907,644

Net cash provided by (used in) by operating activities	12,045,881	23,056,063	183,225	—	35,285,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	3,908,289	(23,653,139)	(572,737)	—	(20,317,587)
Business acquisitions and related payments, net of cash acquired	(25,484,613)	—	—	—	(25,484,613)

Net cash provided by (used in) investing activities	(21,576,324)	(23,653,139)	(572,737)	—	(45,802,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(56,563,965)	—	—	—	(56,563,965)
Proceeds from exercise of stock options	53,000	—	—	—	53,000
Payments of debt and related expenses, net	(605,390)	—	(43,289)	—	(648,679)
Proceeds from bank credit facility	27,000,000	—	—	—	27,000,000
Payments on bank credit facility	(27,000,000)	—	—	—	(27,000,000)
Dividends paid	(1,280,269)	—	—	—	(1,280,269)

Net cash provided by (used in) financing activities	(58,396,624)	—	(43,289)	—	(58,439,913)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,927,067)	(597,076)	(432,801)	—	(68,956,944)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	192,679,301	5,923,478	2,791,253	—	201,394,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,752,234	$5,326,402	$2,358,452	$—	$132,437,088

LANDRY’S RESTAURANTS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants. As of March 31, 2006, we operated 317 such restaurants as well as several limited menu restaurants and other properties including the Golden Nugget Hotels and Casinos in Las Vegas and Laughlin, Nevada.

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

The restaurant, hospitality and entertainment industries are intensely competitive and affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual locations may be affected by factors such as: traffic patterns, demographic considerations, marketing, weather conditions, and the type, number, and location of competing operations.

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

On September 27, 2005, Landry’s Gaming, Inc., an unrestricted subsidiary, acquired the outstanding capital stock of Golden Nugget, Inc. (GN, formerly Poster Financial Group), and purchased the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada for $163.0 million in cash, the assumption of $155.0 million of Senior Secured Notes due 2011, approximately $27.0 million in bank debt, and the assumption of certain working capital including $27.5 million in cash. The Golden Nugget – Las Vegas occupies over eight acres in downtown Las Vegas with approximately 38,000 square feet of gaming area. The property also features three towers containing 1,907 rooms, the largest number of guestrooms in downtown Las Vegas. The Golden Nugget – Laughlin is located on 13 acres on the Colorado River with 32,000 square feet of gaming space and 300 rooms. The results of operations for these properties are included in our financial statements from the date of acquisition.

In this report, we have made forward-looking statements. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to successfully complete the Golden Nugget renovation, our ability to obtain adequate capital at an acceptable cost, our ability to make projected capital expenditures, as well as potential acquisitions of other restaurants, restaurant concepts, hotels, casinos and lines of businesses in other sectors of the hospitality and entertainment industries, general market conditions, competition, and pricing. Forward-looking statements include statements regarding: future capital expenditures (including the amount and nature thereof); business strategy and measures to implement that strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; the effectiveness of our marketing efforts; changing demographics surrounding our businesses; the effect of tax laws, and any changes therein; same store sales; earnings guidance; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success; as well as other statements which include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

	Three Months Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	24.1%	27.9%
Labor	33.0%	29.7%
Other operating expenses (1)	25.4%	24.9%

Unit level profit (1)	17.5%	17.5%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenues increased $75,654,294, or 26.9%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Restaurant and hospitality revenues increased $12,179,511, or 4.3%, as result of the following approximate amounts: 2006 restaurant openings—increase $10.5 million; same store sales (restaurants open all of the first quarter of 2006 and 2005) – increased $4.9 million, restaurant closings-decrease $2.1 million; units closed for an extended period as a result of the hurricanes—decreased $1.8 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of March 31, 2006 and 2005 were 317 and 301, respectively.

Gaming revenues increased $63,474,783 for the three months ended March 31, 2006 as a result of the acquisition of the Golden Nugget. The results of the Golden Nugget are included from the September 27, 2005 acquisition date.

Cost of revenues increased $7,485,146, or 9.5%, from $78,583,533 to $86,068,679 in the three months ended March 31, 2006, compared to the same period in the prior year primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the three months ended March 31, 2006 decreased to 24.1% from 27.9% in 2005. The decrease in cost of revenues as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Labor expense increased $34,398,476, or 41.2%, from $83,532,423 to $117,930,899 for the three months ended March 31, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the three months ended March 31, 2006 increased to 33.0% from 29.7% in 2005. The increase in labor as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Other operating expenses increased $20,669,845, or 29.5%, from $69,996,905 to $90,666,750 for the three months ended March 31, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 25.4% in 2006 from 24.9% in 2005. The increase in other operating expenses as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

General and administrative expenses increased $3,366,979, or 24.6%, from $13,686,407 to $17,053,386 for the three months ended March 31, 2006 as compared to the prior year but decreased as a percentage of revenues to 4.8% in 2006 from 4.9% in 2005. This decrease is primarily attributable to the increase in revenues, offset by increased stock-based compensation expense as compared to the prior year comparable period.

Combined depreciation and amortization expense and asset impairment expense increased an aggregate of $4,585,983, or 31.1%, from an aggregate of $14,755,204 to $19,341,187 in the three months ended March 31, 2006, compared to the same period in the prior year. The increase for 2006 was due to the acquisition of the Golden Nugget, the addition of new restaurants and equipment and asset impairment expense totaling $887,548 for 2006.

The impairment expense resulted from sales declines in one under performing restaurant, resulting from deterioration in the restaurant’s profitability and management’s downward revised outlook for improvement in forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements.

Pre-opening expenses were $2,071,504 for the three months ended March 31, 2006, compared to $919,521 for the same period in the prior year. The increase for the 2006 period was attributable to an increase in the number and the type of units opened in 2006 as compared to 2005.

The increase in net interest expense for the three months ended March 31, 2006, as compared to the prior year, is primarily due to increased borrowings related to the acquisition of the Golden Nugget and higher average borrowing rates as compared to the prior year period.

Other income, net of $1,234,835 for the three months ended March 31, 2006, consists primarily of a gain recognized for the sale of a restaurant property.

Provision for income taxes decreased due to the change in our pre-tax income.

Liquidity and Capital Resources

On September 27, 2005, we acquired all of the capital stock of GN for $163.0 million in cash, assumption of $155.0 million in 8.75% senior secured notes due 2011, assumption of $27.0 million in bank debt due 2009 and assumption of working capital, including $27.5 million in cash. The purchase price was funded from cash on hand and our revolving credit facility.

In December 2004, we refinanced our existing revolving credit facility and existing senior notes by entering into a new five year $300.0 million Bank Credit Facility and a six year $150.0 million Term Loan. The Bank Credit Facility matures in December 2009 and the Term Loan matures in December 2010. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Interest on the Term Loan is payable quarterly at Libor plus a financing spread. The financing spread under the Bank Credit Facility and the Term Loan is currently 1.50% and 1.75%, respectively, for Libor borrowings and 0.50% and 0.75% for base rate borrowings. As of March 31, 2006, we had approximately $188.3 million available under the existing revolving credit facility for expansion and working capital purposes.

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

Net proceeds from the Bank Credit Facility and Term Loan and senior notes totaled $536.6 million and were used to repay all outstanding liabilities under our then existing credit facility and senior notes. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

The Bank Credit Facility and Term Loan are secured by substantially all real and personal property of the guarantor subsidiaries and governed by certain financial covenants, including minimum fixed charge, net worth, and our financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements.

Capital expenditures for the three months ended March 31, 2006 were $55.1 million, including $13.6 million for land purchases in 2006. We expect capital expenditures to be approximately $140.0 million for the remainder of the year primarily for the renovation and expansion of the Golden Nugget and new restaurants.

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

Seasonality and Quarterly Results

Our business is seasonal in nature. Our reduced winter restaurant and hospitality volumes cause revenues and, to a greater degree, restaurant and hospitality operating profits to be lower in the first and fourth quarters than in other quarters. We have opened and continue to open restaurants in highly seasonal tourist markets. The Joe’s Crab Shack concept restaurants tend to experience even greater seasonality and sensitivity to weather than our other restaurant concepts. Periodically, our sales and profitability may be negatively affected by adverse weather. The timing of unit openings can and will affect quarterly results.

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

We operate approximately 317 properties and periodically expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, generally excluding the owned land component, of approximately $2.0 million, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; and costs to settle unpaid claims. Actual results may differ materially from those estimates and services.

Impact of Inflation

We do not believe that inflation has had a significant effect on our operations during the past several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in restaurant labor costs, including expected future increases in federal minimum wages, energy costs, rising interest rates and land and construction costs, could adversely affect our profitability and ability to expand.

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

Interest Rate Risk

Total debt at March 31, 2006 included $362.0 million of floating-rate debt attributed to borrowings at an average interest rate of 6.9%. As a result, our annual interest cost in 2006 will fluctuate based on short-term interest rates.

In connection with the 7.5% senior notes due 2014, the Company has entered into interest rate swap agreements with a total notional value of $100.0 million with the objective of managing our exposure to interest rate risk and lowering interest expense.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.7%) would be approximately $2.5 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2006, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006. During the three months ended March 31, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

General Litigation

On April 4, 2006, a purported class action lawsuit was filed against Joe’s Crab Shack – San Diego, Inc. in the Superior Court of California in San Diego by Kyle Pietrzak and others similarly situated. The lawsuit alleges that the defendants violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide minimum reporting time pay, failing to compensate employee for required expenses, including the expense to maintain uniforms, and violations of the Unfair Competition Law. The Company denies Plaintiff’s claims and intends to vigorously defend this matter. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

On March 2, 2006, and subsequently amended, a purported class action lawsuit was filed against Crab Addison, Inc. and Landry’s Seafood House – Arlington, Inc. in the Superior Court of California in Los Angles by Kristina Brask and others similarly situated. The lawsuit alleges that the defendants violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide and maintain uniforms, the failure to provide correct itemized statements to the employee, the taking of unlawful deductions, and violations of the Unfair Competition Law. The Company denies Plaintiff’s claims and intends to vigorously defend this matter. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

On February 18, 2005, and subsequently amended, a purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in San Bernardino by Michael D. Harrison, et. al. Subsequently, on September 20, 2005, another purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in Los Angeles by Dustin Steele, et. al. On January 26, 2006, both lawsuits were consolidated into one action by the state Superior Court in San Bernardino. The lawsuits allege that Rainforest Cafe violated wage and hour laws, including not providing meal and rest breaks, uniform violations and failure to pay overtime. The Plaintiffs seek to recover damages, including unpaid wages, reimbursement for uniform expenses and penalties imposed by state law. The Company denies Plaintiff’s claims and intends to vigorously defend this matter. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

We are subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes in our Risk Factors disclosed in our 2005 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. These programs have resulted in our aggregate repurchasing of approximately 17.6 million shares of common stock for approximately $290.5 million through March 31, 2006.

We made no purchases of our common stock during the first quarter of 2006 and have approximately $55.5 million that may yet be purchased under existing programs.

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

/s/ TILMAN I. FERTITTA

Tilman J. Fertitta

Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ RICK H. LIEM

Rick H. Liem

Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 10, 2006