Form 10-Q
period 2006-06-30
LANDRYS RESTAURANTS INC
filed 2006-08-09
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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

AS OF AUGUST 6, 2006 THERE WERE

22,132,817 SHARES OF $0.01 PAR VALUE

COMMON STOCK OUTSTANDING

LANDRY’S RESTAURANTS, INC.

LANDRY’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The accompanying condensed unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However in our opinion, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of our results of operations, financial position and changes therein for the periods presented have been included.

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2006.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to successfully complete the Golden Nugget renovation, our ability to obtain adequate capital at an acceptable cost, our ability to make projected capital expenditures, as well as potential acquisitions of other restaurants, restaurant concepts, hotels, casinos and lines of businesses in other sectors of the hospitality and entertainment industries, general market conditions, competition, and pricing. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, restaurant concepts, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;
•	future capital expenditures, including the amount and nature thereof;
•	business strategy and measures to implement such strategy;
•	competitive strengths;
•	goals;
•	expansion and growth of our business and operations;
•	future commodity prices;
•	availability of food products, materials and employees;
•	consumer perceptions of food safety;
•	changes in local, regional and national economic conditions;
•	the effectiveness of our marketing efforts;
•	changing demographics surrounding our restaurants, hotels and casinos;
•	the effect of changes in tax laws;
•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;
•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;
•	our expectations of the continued availability and cost of capital resources;
•	same store sales;
•	earnings guidance;
•	the seasonality of our business;
•	weather and acts of God;
•	food, labor, fuel and utilities costs;
•	plans;
•	references to future success; and
•	the risks described in “Risk Factors contained on our Annual Report on Form 10-K.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,381,665	$39,215,562
Accounts receivable - trade and other, net	23,814,354	21,973,228
Inventories	58,323,560	59,716,920
Deferred taxes	15,130,014	12,763,948
Other current assets	18,141,892	12,768,611

Total current assets	152,791,485	146,438,269

PROPERTY AND EQUIPMENT, net	1,440,556,210	1,380,258,684
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	39,947,378	31,648,021
OTHER ASSETS, net	42,225,052	35,706,292

Total assets	$1,694,047,672	$1,612,578,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$100,032,539	$90,489,190
Accrued liabilities	124,028,050	123,098,491
Income taxes payable	7,207,025	5,060,885
Current portion of long-term notes and other obligations	1,862,381	1,851,741

Total current liabilities	233,129,995	220,500,307

LONG-TERM NOTES, NET OF CURRENT PORTION	853,634,845	816,043,799
DEFERRED TAXES	21,057,817	21,635,903
OTHER LIABILITIES	52,624,715	37,628,343

Total liabilities	1,160,447,372	1,095,808,352

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 22,111,708 and 21,593,823, shares issued and outstanding, respectively	221,117	215,938
Additional paid-in capital	320,637,692	318,178,229
Retained earnings	212,741,491	198,376,294

Total stockholders’ equity	533,600,300	516,770,461

Total liabilities and stockholders’ equity	$1,694,047,672	$1,612,578,813

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES	$390,138,020	$325,151,858	$747,136,899	$606,496,443
OPERATING COSTS AND EXPENSES:
Cost of revenues	95,527,152	89,915,494	181,595,831	168,499,027
Labor	124,664,465	92,578,681	242,595,364	176,111,104
Other operating expenses	96,495,943	76,961,075	187,162,662	146,957,980
General and administrative expense	16,024,063	14,927,645	33,077,479	28,614,052
Depreciation and amortization	18,829,707	15,104,371	37,283,346	29,859,575
Asset impairment expense	7,413,433	—	8,300,981	—
Pre-opening expenses	1,368,476	1,250,649	3,439,980	2,170,170

Total operating costs and expenses	360,323,239	290,737,915	693,455,643	552,211,908

OPERATING INCOME	29,814,781	34,413,943	53,681,256	54,284,535

OTHER EXPENSE (INCOME):
Interest expense, net	15,478,023	8,611,228	30,355,370	17,176,827
Other, net	229,919	4,468	(1,004,915)	460,159

Total other expense	15,707,942	8,615,696	29,350,455	17,636,986

INCOME BEFORE INCOME TAXES	14,106,839	25,798,247	24,330,801	36,647,549
PROVISION FOR INCOME TAXES	4,514,188	8,255,439	7,785,857	11,727,216

NET INCOME	$9,592,651	$17,542,808	$16,544,944	$24,920,333

EARNINGS PER SHARE INFORMATION:
BASIC
Net income	$0.45	$0.80	$0.78	$1.07
Weighted average number of common shares outstanding	21,350,000	21,950,000	21,300,000	23,200,000
DILUTED
Net income	$0.43	$0.78	$0.75	$1.04
Weighted average number of common and common share equivalents outstanding	22,100,000	22,600,000	22,050,000	24,000,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2005	21,593,823	$215,938	$318,178,229	$198,376,294	$516,770,461
Net income	—	—	—	16,544,944	16,544,944
Dividends paid	—	—	—	(2,179,747)	(2,179,747)
Exercise of stock options and income tax benefit	42,885	429	418,567	—	418,996
Issuance of restricted stock	475,000	4,750	(4,750)	—	—
Stock based compensation expense	—	—	2,045,646	—	2,045,646

Balance, June 30, 2006	22,111,708	$221,117	$320,637,692	$212,741,491	$533,600,300

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,544,944	$24,920,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,283,346	29,859,575
Asset impairment expense	8,300,981	—
Change in assets and liabilities, net and other	8,570,905	17,715,122

Total adjustments	54,155,232	47,574,697

Net cash provided by operating activities	70,700,176	72,495,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(109,363,782)	(55,036,027)
Proceeds from disposition of property and equipment	4,391,896	—
Business acquisitions and related payments, net of cash acquired	(7,860,857)	(26,643,983)

Net cash used in investing activities	(112,832,743)	(81,680,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	—	(125,651,866)
Proceeds from exercise of stock options	354,188	222,991
Payments of debt	(875,771)	(1,576,319)
Proceeds from bank credit facility	98,000,000	27,000,000
Payments on bank credit facility	(55,000,000)	(27,000,000)
Dividends paid	(2,179,747)	(2,469,596)

Net cash provided by (used in) financing activities	40,298,670	(129,474,790)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,833,897)	(138,659,770)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,215,562	201,394,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,381,665	$62,734,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments during the period for:
Income taxes	$7,686,296	$4,166,926
Interest	$28,033,189	$17,442,150

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

On September 27, 2005, Landry’s Gaming Inc., an unrestricted subsidiary of ours, completed the acquisition of Golden Nugget, Inc. (GN, formerly Poster Financial Group, Inc.), owner of the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada as further described in Note 2.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this Interpretation on our financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

As a result of the acquisition, we have recorded direct acquisition costs for the estimated incremental costs to rationalize activities at the two locations and for associated employee contract terminations and severance costs. Accounting principles generally accepted in the United States, provide that these direct acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The acquisition liabilities included in the purchase price allocation aggregate approximately $4.9 million with $1.0 million remaining as of June 30, 2006.

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition occurred on January 1, 2005, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Revenue	$387,552,858	$737,215,443
Net income	$17,411,116	$26,185,515
Basic earnings per share	$0.79	$1.13
Diluted earnings per share	$0.77	$1.09

The pro forma financial information is not necessarily indicative of the combined results of operations had the transaction occurred on January 1, 2005 or the results of operations that may be obtained in the future.

On February 24, 2006, one of our unrestricted subsidiaries acquired 80% of T-Rex Cafe, Inc. (“T-Rex”) from Schussler Creative, Inc. (SCI). The Agreement further provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us upon certain conditions for up to $35.0 million. In such event, combined profits from all stores would have to exceed $20.0 million. In addition, we have agreed to guarantee the funding for the construction, development and pre-opening of at least three T-Rex Cafes and one Asian themed eatery over the next three to four years in an amount estimated to be approximately $48.0 million.

T-Rex, through a wholly-owned subsidiary, on February 24, 2006, signed two lease agreements with Walt Disney World Hospitality and Recreation Corporation, one for T-Rex at Downtown Disney World (expected to open in early 2008) and the other for an Asian themed eatery at Disney’s Animal Kingdom Theme Park (expected to open in summer 2007).

3. ASSET IMPAIRMENT

We continually evaluate unfavorable cash flows, if any, related to underperforming restaurants. Periodically we may conclude that certain properties have become impaired based on the existing and anticipated future

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

economic outlook for such properties in their respective market areas. We closed certain underperforming Joe’s Crab Shack restaurants and as a result, we recorded asset impairment charges of approximately $7.4 million and $8.3 million for the three months and six months ended June 30, 2006, respectively, representing the difference between the estimated fair value and carrying value for those restaurant properties. We expect to sell certain of the land and improvements or abandon these locations within the next 12 months.

These closures resulted from sales declines, deterioration in the specific restaurant’s profitability, perceived continued deterioration of the market area and/or specific location, and management’s lowered outlook for further opportunity and/or improvement in forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment. We also recorded an additional $1.3 million in estimated lease termination and store closure costs.

4. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2006	December 31, 2005
Payroll and related costs	$28,062,836	$27,174,355
Rent and insurance	29,848,916	30,112,058
Taxes, other than payroll and income taxes	19,928,412	22,250,385
Deferred revenue (gift cards and certificates)	12,528,502	15,308,080
Accrued interest	6,053,223	2,805,847
Casino deposits, outstanding chips and other gaming related	10,302,815	9,851,072
Other	17,303,346	15,596,694

	$124,028,050	$123,098,491

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

As a result of the acquisition of GN, we assumed $27.0 million in debt under a $43.0 million bank senior secured revolving credit facility. The revolving credit facility bears interest at Libor or at the bank’s base rate plus a financing spread, 1.75% for Libor and 1.0% for base rate borrowings at June 30, 2006 and matures in January 2009. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. As of June 30, 2006, the average interest rate on the facility was 7.2%, and $2.5 million in letters of credit were outstanding with $26.5 million of available borrowing capacity.

The GN debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of June 30, 2006, GN was not in default of such covenants.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In December 2004, we entered into a $450.0 million “Bank Credit Facility” and “Term Loan” consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. The Bank Credit Facility matures in December 2009 and bears interest at Libor or the bank’s base rate plus a financing spread, 1.75% for Libor and 0.75% for base rate borrowings at June 30, 2006. In addition, the Bank Credit Facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit facility. The Term Loan matures in December 2010 and, at June 30, 2006, bears interest at Libor plus 1.75% or the bank’s base rate plus 0.75%. Quarterly principal payments of $375,000 are due through December 2009 with the remaining balance payable in equal quarterly installments of $35,625,000 in 2010. We and certain of our guarantor subsidiaries granted liens on substantially all real and personal property as security under the Bank Credit Facility and Term Loan. As of June 30, 2006 our average interest rate on floating-rate debt was 7.2%. We had approximately $10.5 million in letters of credit outstanding and available borrowing capacity of $164.5 million.

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

In connection with the 7.5% senior notes, we entered into two interest swap agreements with the objective of managing our exposure to interest rate risk. The first agreement was effective December 28, 2004, maturing in December 2014, for a notional amount of $50.0 million and bears interest at Libor plus 2.38%. The second agreement was effective March 10, 2005, also maturing December 2014, for a notional amount of $50.0 million and bears interest at Libor plus 2.34%. Our interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The aggregate estimated fair value of these swaps at June 30, 2006 was a liability of $5.3 million, which is included in other liabilities with an offsetting adjustment to the carrying value of the notes on our consolidated balance sheets.

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At June 30, 2006, we were not in default of such covenants.

We assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Long-term debt is comprised of the following:

	June 30, 2006	December 31, 2005
$300.0 million Bank Syndicate Credit Facility, Libor + 1.75% interest only, due December 2009	$125,000,000	$74,000,000
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $375,000 principal paid quarterly, due December 2010	147,750,000	148,500,000
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	400,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,917,266	11,007,078
Other long-term notes payable with various interest rates, principal and interest paid monthly	360,075	399,004
$155.0 million GN senior secured notes, 8.75% interest only, due December 2011	158,739,365	159,081,197
$43.0 million GN senior secured revolving credit facility, Libor + 1.75%, interest only, due January 2009	14,004,688	22,001,719
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000
Interest rate swap	(5,274,168)	(1,093,458)

Total debt	855,497,226	817,895,540
Less current portion	(1,862,381)	(1,851,741)

Long-term portion	$853,634,845	$816,043,799

6. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of June 30, 2006, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $6.2 million, including completion of construction on certain new restaurants. In addition, we expect to spend an estimated $81.0 million for the renovation of the Golden Nugget – Las Vegas during the next twelve months.

In connection with our purchase of an 80% interest in T-Rex in February 2006, we committed to spend an estimated $48.0 million during 2006, 2007 and 2008 to complete one T-Rex restaurant in Kansas City, Kansas, construct two additional T-Rex restaurants, and also to construct an Asian themed restaurant in Walt Disney World Florida theme parks.

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

During November 2003, we purchased two casual Italian restaurants. Under the purchase agreement, we are committed to build an additional three casual Italian restaurants by the end of 2008, or make certain payments in lieu of development. In conjunction with the agreement to develop additional restaurants, the seller agreed to provide consulting services to ensure the consistency and the quality of the food and service are maintained through this expansion period.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Commitments

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded an expense of $2.1 million and $4.3 million for the three and six months ended June 30, 2006, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

We manage and operate the Galveston Island Convention Center in Galveston, Texas. In connection with the Galveston Island Convention Center Management Contract (“Contract”), we agreed to fund operating losses, if any, subject to certain rights of reimbursement. Under the Contract, we have the right to one-half of any profits generated by the operation of the Convention Center.

Litigation and Claims

On April 4, 2006, a purported class action lawsuit was filed against Joe’s Crab Shack – San Diego, Inc. in the Superior Court of California in San Diego by Kyle Pietrzak and others similarly situated. The lawsuit alleges that the defendant violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide minimum reporting time pay, failing to compensate employee for required expenses, including the expense to maintain uniforms, and violations of the Unfair Competition Law. In June 2006, the lawsuit was amended to include Kristina Brask as a named plaintiff and named Crab Addison, Inc. and Landry’s Seafood House – Arlington, Inc. as additional defendants. The Company denies Plaintiffs’ claims and intends to vigorously defend this matter. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We are subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

7. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$9,592,651	$17,542,808	$16,544,944	$24,920,333

Weighted average common shares outstanding - basic	21,350,000	21,950,000	21,300,000	23,200,000
Dilutive common stock equivalents:
Stock options	700,000	640,000	700,000	790,000
Restricted stock	50,000	10,000	50,000	10,000

Weighted average common and common share equivalents outstanding - diluted	22,100,000	22,600,000	22,050,000	24,000,000

Earnings per share - basic	$0.45	$0.80	$0.78	$1.07
Earnings per share - diluted	$0.43	$0.78	$0.75	$1.04

8. STOCK-BASED COMPENSATION

In June 2003, we established an equity incentive plan pursuant to which our stock options or restricted stock may be granted to eligible employees for an aggregate of 700,000 shares of our common stock. The Compensation Committee of the Board of Directors determines the number of shares, prices, and vesting schedule of individual grants. In addition, we will issue pursuant to an employment agreement, over its five year term, 500,000 shares of restricted stock, which will vest 10 years from the grant date.

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

Stock-based compensation expense totaling $1.2 million and $2.0 million is included in general and administrative expense for the three and six months ended June 30, 2006 respectively. As a result of adopting SFAS No. 123R on January 1, 2006, incremental stock-based compensation expense recognized was $0.5 million ($0.4 million after tax) and $1.1 million ($0.9 million after tax), which impacted basic and diluted earnings per share by $.02 and $.04, for the three and six months ended June 30 2006, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Had we adopted the fair value method of SFAS No. 123R prior to January 1, 2006, our net income and earnings per share would have been as follow:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$17,542,808	$24,920,333
Less: pro forma stock option compensation expense, net of tax	(400,000)	(840,000)

Pro forma net income	$17,142,808	$24,080,333

Earnings per share:
Basic - as reported	$0.80	$1.07
Basic - pro forma	$0.78	$1.04
Diluted - as reported	$0.78	$1.04
Diluted - pro forma	$0.76	$1.00

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding January 1, 2006	1,897,252	$16.22	5.9	$—
Granted	—	$—	—	$—
Exercised	(42,885)	$8.37	—	$980,725
Canceled or expired	(1,712)	$—	—	$—

Options outstanding June 30, 2006	1,852,655	$16.41	5.4	$29,722,392
Options exercisable June 30, 2006	1,336,055	$13.66	4.7	$25,058,314

No options were granted during 2006 or 2005. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $1.0 million. As of June 30, 2006, there was $20.3 million and $4.2 million of unrecognized compensation expense related to non-vested restricted stock awards and stock options, respectively, which will be recognized over the remaining requisite service period. Cash proceeds received from options exercised for the six months ended June 30, 2006 and 2005 were $0.4 million and $0.2 million, respectively. As the result of recent announcements associated with stock option activity, we, as well as many companies, are reviewing our historical stock option practices. We do not believe the results of this review will have a material effect on our financial position.

Restricted stock activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards, January 1, 2006	300,000	$25.32
Granted	475,000	$31.39
Vested	—	$—
Canceled or expired	—	$—

Restricted stock awards, June 30, 2006	775,000	$29.04

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. SEGMENT INFORMATION

The following table sets forth certain financial information with respect to our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Restaurant and Hospitality	$334,769,457	$325,151,858	$628,293,554	$606,496,443
Gaming	55,368,563	—	118,843,345	—

Total revenue	$390,138,020	$325,151,858	$747,136,899	$606,496,443

Unit level profit:
Restaurant and Hospitality	$60,895,382	$65,696,608	$106,940,976	$114,928,332
Gaming	12,555,078	—	28,842,066	—

Total unit level profit	$73,450,460	$65,696,608	$135,783,042	$114,928,332

Income before taxes:
Unit level profit	$73,450,460	$65,696,608	$135,783,042	$114,928,332
General and administrative	16,024,063	14,927,645	33,077,479	28,614,052
Depreciation, amortization and impairment expense	26,243,140	15,104,371	45,584,327	29,859,575
Pre-opening expenses	1,368,476	1,250,649	3,439,980	2,170,170
Interest expense, net	15,478,023	8,611,228	30,355,370	17,176,827
Other expense (income), net	229,919	4,468	(1,004,915)	460,159

Consolidated income before taxes	$14,106,839	$25,798,247	$24,330,801	$36,647,549

			June 30, 2006	December 31, 2005
Segment assets:
Restaurant and Hospitality			$1,033,993,054	$1,018,786,122
Gaming			418,068,674	399,255,216
Corporate and other (1)			241,985,944	194,537,475

Total assets			$1,694,047,672	$1,612,578,813

(1)	Includes intersegment eliminations

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

June 30, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,557,717	$5,989,230	$20,834,718	$—	$37,381,665
Accounts receivable - trade and other, net	12,630,956	7,989,746	3,193,652	—	23,814,354
Inventories	34,884,579	19,172,801	4,266,180	—	58,323,560
Deferred taxes	13,565,575	—	1,564,439	—	15,130,014
Other current assets	9,085,412	3,770,499	5,285,981	—	18,141,892

Total current assets	80,724,239	36,922,276	35,144,970	—	152,791,485

PROPERTY AND EQUIPMENT, net	51,138,565	910,935,031	478,482,614	—	1,440,556,210
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	2,054,484	125,695	37,767,199	—	39,947,378
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,149,467,857	(469,822,298)	(298,869,097)	(380,776,462)	—
OTHER ASSETS, net	28,116,887	1,693,531	12,414,634	—	42,225,052

Total assets	$1,311,502,032	$498,381,782	$264,940,320	$(380,776,462)	$1,694,047,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,242,686	$38,609,413	$9,180,440	$—	$100,032,539
Accrued liabilities	18,903,733	74,245,579	30,878,738	—	124,028,050
Income taxes payable	1,776,323	—	5,430,702	—	7,207,025
Current portion of long-term debt and other obligation	1,542,317	—	320,064	—	1,862,381

Total current liabilities	74,465,059	112,854,992	45,809,944	—	233,129,995

LONG-TERM NOTES, NET OF CURRENT PORTION	666,021,829	—	187,613,016	—	853,634,845
DEFERRED TAXES	17,867,139	—	3,190,678	—	21,057,817
OTHER LIABILITIES	19,547,704	20,313,206	12,763,805	—	52,624,715

Total liabilities	777,901,731	133,168,198	249,377,443	—	1,160,447,372

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	533,600,300	365,213,585	15,562,877	(380,776,462)	533,600,300

Total liabilities and stockholders’ equity	$1,311,502,031	$498,381,783	$264,940,320	$(380,776,462)	$1,694,047,672

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,212,439	$325,027,074	$63,898,507	$—	$390,138,020

OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	90,779,984	4,747,168	—	95,527,152
Labor	—	98,006,172	26,658,293	—	124,664,465
Other operating expenses	766,742	77,038,730	18,690,471	—	96,495,943
General and administrative expenses	16,024,028	181	(146)	—	16,024,063
Depreciation and amortization	866,820	14,721,969	3,240,918	—	18,829,707
Asset impairment expense	—	7,413,433	—	—	7,413,433
Pre-opening expenses	—	1,050,658	317,818	—	1,368,476

Total operating costs and expenses	17,657,590	289,011,127	53,654,522	—	360,323,239

OPERATING INCOME	(16,445,151)	36,015,947	10,243,985	—	29,814,781

OTHER EXPENSES (INCOME):
Interest expense, net	11,736,037	—	3,741,986	—	15,478,023
Other, net	(236,792)	49,139	417,572	—	229,919

	11,499,245	49,139	4,159,558	—	15,707,942

INCOME (LOSS) BEFORE INCOME TAXES	(27,944,396)	35,966,808	6,084,427	—	14,106,839
PROVISION (BENEFIT) FOR INCOME TAXES	(8,942,206)	11,509,377	1,947,017	—	4,514,188
EQUITY IN EARNINGS OF SUBSIDIARIES	28,594,841	—	—	(28,594,841)	—

NET INCOME	$9,592,651	$24,457,431	$4,137,410	$(28,594,841)	$9,592,651

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,229,519	$315,918,848	$8,003,491	$—	$325,151,858

OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	88,241,660	1,673,834	—	89,915,494
Labor	—	90,866,845	1,711,836	—	92,578,681
Other operating expenses	592,461	73,217,154	3,151,460	—	76,961,075
General and administrative expenses	14,927,645	—	—	—	14,927,645
Depreciation and amortization	791,150	14,100,437	212,784	—	15,104,371
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	1,248,555	2,094	—	1,250,649

Total operating costs and expenses	16,311,256	267,674,651	6,752,008	—	290,737,915

OPERATING INCOME	(15,081,737)	48,244,197	1,251,483	—	34,413,943

OTHER EXPENSES (INCOME):
Interest expense, net	8,348,412	(820)	263,636	—	8,611,228
Other, net	(48,710)	53,023	155	—	4,468

	8,299,702	52,203	263,791	—	8,615,696

INCOME (LOSS) BEFORE INCOME TAXES	(23,381,439)	48,191,994	987,692	—	25,798,247
PROVISION (BENEFIT) FOR INCOME TAXES	(7,482,059)	15,421,437	316,061	—	8,255,439
EQUITY IN EARNINGS OF SUBSIDIARIES	33,442,188	—	—	(33,442,188)	—

NET INCOME	$17,542,808	$32,770,557	$671,631	$(33,442,188)	$17,542,808

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,923,671	$610,740,376	$134,472,852	$—	$747,136,899

OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	171,891,974	9,703,857	—	181,595,831
Labor	—	187,641,348	54,954,016	—	242,595,364
Other operating expenses	1,259,406	146,985,677	38,917,579	—	187,162,662
General and administrative expenses	33,077,444	181	(146)	—	33,077,479
Depreciation and amortization	1,733,202	29,207,863	6,342,281	—	37,283,346
Asset impairment expense	—	8,300,981	—	—	8,300,981
Pre-opening expenses	—	2,772,057	667,923	—	3,439,980

Total operating costs and expenses	36,070,052	546,800,081	110,585,510	—	693,455,643

OPERATING INCOME	(34,146,381)	63,940,295	23,887,342	—	53,681,256

OTHER EXPENSES (INCOME):
Interest expense, net	22,739,016	—	7,616,354	—	30,355,370
Other, net	(399,802)	(1,254,931)	649,818	—	(1,004,915)

	22,339,214	(1,254,931)	8,266,172	—	29,350,455

INCOME (LOSS) BEFORE INCOME TAXES	(56,485,595)	65,195,226	15,621,170	—	24,330,801
PROVISION (BENEFIT) FOR INCOME TAXES	(18,075,380)	20,862,472	4,998,765	—	7,785,857
EQUITY IN EARNINGS OF SUBSIDIARIES	54,955,159	—	—	(54,955,159)	—

NET INCOME	$16,544,944	$44,332,754	$10,622,405	$(54,955,159)	$16,544,944

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$2,431,024	$589,768,722	$14,296,697	—	$606,496,443

OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	165,377,820	3,121,207	—	168,499,027
Labor	—	172,555,233	3,555,871	—	176,111,104
Other operating expenses	1,877,624	139,547,015	5,533,341	—	146,957,980
General and administrative expenses	28,614,052	—	—	—	28,614,052
Depreciation and amortization	1,582,387	27,864,471	412,717	—	29,859,575
Pre-opening expenses	—	2,164,340	5,830	—	2,170,170

Total operating costs and expenses	32,074,063	507,508,879	12,628,966	—	552,211,908

OPERATING INCOME	(29,643,039)	82,259,843	1,667,731	—	54,284,535

OTHER EXPENSES (INCOME):
Interest expense, net	16,619,073	—	557,754	—	17,176,827
Other, net	395,409	63,867	883	—	460,159

	17,014,482	63,867	558,637	—	17,636,986

INCOME (LOSS) BEFORE INCOME TAXES	(46,657,521)	82,195,976	1,109,094	—	36,647,549

PROVISION (BENEFIT) FOR INCOME TAXES	(14,930,406)	26,302,712	354,910	—	11,727,216
EQUITY IN EARNINGS OF SUBSIDIARIES	56,647,448	—	—	(56,647,448)	—

NET INCOME	$24,920,333	$55,893,264	$754,184	$(56,647,448)	$24,920,333

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six months ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,544,944	$44,332,754	$10,622,405	$(54,955,159)	$16,544,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,733,202	29,207,863	6,342,281	—	37,283,346
Asset impairment expense	—	8,300,981	—	—	8,300,981
Change in assets and liabilities, net and other	(76,165,478)	(35,082,152)	64,863,376	54,955,159	8,570,905

Total adjustments	(74,432,276)	2,426,692	71,205,657	54,955,159	54,155,232

Net cash provided by (used in) operating activities	(57,887,332)	46,759,446	81,828,062	—	70,700,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	16,404,101	(52,593,129)	(73,174,754)	—	(109,363,782)
Proceeds from disposition of property and equipment	—	1,450,000	2,941,896	—	4,391,896
Business acquisitions and related payments, net of cash acquired	—	—	(7,860,857)	—	(7,860,857)

Net cash provided by (used in) investing activities	16,404,101	(51,143,129)	(78,093,715)	—	(112,832,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	354,188	—	—	—	354,188
Payments of debt and related expenses, net	(788,860)	—	(86,911)	—	(875,771)
Payments on credit facility	(33,000,000)	—	(22,000,000)	—	(55,000,000)
Proceeds from credit facility	84,000,000	—	14,000,000	—	98,000,000
Dividends paid	(2,179,747)	—	—	—	(2,179,747)

Net cash provided by (used in) financing activities	48,385,581	—	(8,086,911)	—	40,298,670

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,902,350	(4,383,683)	(4,352,564)	—	(1,833,897)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,655,367	10,372,914	25,187,281	—	39,215,562

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,557,717	$5,989,231	$20,834,717	$—	$37,381,665

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six Months Ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,920,333	$55,893,264	$754,184	$(56,647,448)	$24,920,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582,387	27,864,471	412,717	—	29,859,575
Change in assets and liabilities, net and other	(8,236,419)	(45,201,854)	14,505,947	56,647,448	17,715,122

Total adjustments	(6,654,032)	(17,337,383)	14,918,664	56,647,448	47,574,697

Net cash provided by (used in) by operating activities	18,266,301	38,555,881	15,672,848	—	72,495,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(1,179,939)	(38,025,812)	(15,830,276)	—	(55,036,027)
Business acquisitions and related payments, net of cash acquired	(26,643,983)	—	—	—	(26,643,983)

Net cash provided by (used in) investing activities	(27,823,922)	(38,025,812)	(15,830,276)	—	(81,680,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(125,651,866)	—	—	—	(125,651,866)
Proceeds from exercise of stock options	222,991	—	—	—	222,991
Payments of debt and related expenses, net	(1,494,482)	—	(81,837)	—	(1,576,319)
Proceeds from bank credit facility	27,000,000	—	—	—	27,000,000
Payments on bank credit facility	(27,000,000)	—	—	—	(27,000,000)
Dividends paid	(2,469,596)	—	—	—	(2,469,596)

Net cash provided by (used in) financing activities	(129,392,953)	—	(81,837)	—	(129,474,790)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(138,950,574)	530,069	(239,265)	—	(138,659,770)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	192,679,301	5,923,478	2,791,253	—	201,394,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,728,727	$6,453,547	$2,551,988	$—	$62,734,262

LANDRY’S RESTAURANTS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants. As of June 30, 2006, we operated 311 such restaurants as well as several limited menu restaurants and other properties including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

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

We have many well established competitors with greater financial resources, larger marketing and advertising budgets, and longer histories of operation than ours, including competitors already established in regions where we are planning to expand, as well as competitors planning to expand in the same regions. We face significant competition from mid-priced, full-service, casual dining restaurants offering or promoting seafood and other types and varieties of cuisine. Our competitors include national, regional, and local chains as well as local owner-operated restaurants. We also compete with other restaurants and retail establishments for restaurant sites. We have historically pursued an acquisition strategy and we evaluate other restaurant, hospitality and gaming assets as acquisition opportunities arise. From time to time we also evaluate our portfolio of restaurant and hospitality concepts as well as other assets within the context of our expectations for future growth and current market value. We may pursue strategic alternatives for certain of these concepts or assets if we believe such alternatives will improve shareholder value over the long term. On July 21, 2006, we announced we were evaluating strategic alternatives for our Joe’s Crab Shack concept and opportunities to enhance shareholders value through our Saltgrass Steak House concept.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	24.5%	27.6%	24.3%	27.8%
Labor	32.0%	28.5%	32.5%	29.1%
Other operating expenses (1)	24.7%	23.7%	25.0%	24.2%

Unit level profit (1)	18.8%	20.2%	18.2%	18.9%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenues increased $64,986,162, or 20.0%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Restaurant and hospitality revenues increased $9,617,599, or 3.0%, as result of the following approximate amounts: new restaurant openings—increase $12.9 million; same store sales (restaurants open all of the first quarter of 2006 and 2005) – increase $2.0 million, restaurant closings-decrease $3.5 million; units closed for an extended period as a result of the hurricanes—decrease $2.1 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of June 30, 2006 and 2005 were 311 and 305, respectively.

Gaming revenues increased $55,368,563 for the three months ended June 30, 2006 as a result of the acquisition of the Golden Nugget. The results of the Golden Nugget are included from the September 27, 2005 acquisition date.

Cost of revenues increased $5,611,658, or 6.2%, from $89,915,494 to $95,527,152 in the three months ended June 30, 2006, compared to the same period in the prior year primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the three months ended June 30, 2006 decreased to 24.5% from 27.6% in 2005. The decrease in cost of revenues as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Labor expense increased $32,085,784, or 34.7%, from $92,578,681 to $124,664,465 for the three months ended June 30, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the three months ended June 30, 2006 increased to 32.0% from 28.5% in 2005. The increase in labor as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Other operating expenses increased $19,534,868, or 25.4%, from $76,961,075 to $96,495,943 for the three months ended June 30, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.7% in 2006 from 23.7% in 2005. The increase in other operating expenses as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

General and administrative expenses increased $1,096,418, or 7.3%, from $14,927,645 to $16,024,063 for the three months ended June 30, 2006 as compared to the prior year but decreased as a percentage of revenues to 4.1% in 2006 from 4.6% in 2005. This decrease is primarily attributable to the increase in revenues, offset by increased stock-based compensation expense as compared to the prior year comparable period.

Depreciation and amortization expense increased by $3,725,336, or 24.7%, from $15,104,371 to $18,829,707 in the three months ended June 30, 2006, compared to the same period in the prior year. The increase for 2006 was due to the acquisition of the Golden Nugget and the addition of new restaurants and equipment.

Asset impairment expense was $7,413,433 for the three months ended June 30, 2006 compared with no impairment expense for the same period in 2005. We continually monitor unfavorable cash flows, if any, related to underperforming restaurants. Periodically we may conclude that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. During the three months ended June 30, 2006 we closed certain underperforming Joe’s Crab Shack restaurants and as a result, we recorded asset impairment charges of approximately $7.4 million, representing the difference between the estimated fair value and carrying value for those restaurant properties. We expect to sell certain of the land and leasehold improvement assets or abandon these locations within the next 12 months.

These closures resulted from sales declines, deterioration in the specific restaurant’s profitability, perceived continued deterioration of the market area and/or specific location, and management’s lowered outlook for further opportunity and/or improvement in forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment. We also recorded an additional $1.3 million in estimated lease termination and store closure costs, which are included in other operating expenses.

Pre-opening expenses were $1,368,476 for the three months ended June 30, 2006, in line with $1,250,649 for the same period in the prior year.

The increase in net interest expense for the three months ended June 30, 2006, as compared to the prior year, is primarily due to increased borrowings related to the acquisition of the Golden Nugget and higher average borrowing rates as compared to the prior year period.

Provision for income taxes decreased due to the change in our pre-tax income. Our effective tax rate for the three months ended June 30, 2006 was 32.0%, which is unchanged compared to the prior year period.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenues increased $140,640,456, or 23.2%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Restaurant and hospitality revenues increased $21,797,111, or 3.6%, as result of the following approximate amounts: new restaurant openings—increase $23.4 million; same store sales (restaurants open all of the first six months of 2006 and 2005) – increase $6.8 million, restaurant closings-decrease $5.6 million; units closed for an extended period as a result of the hurricanes—decrease $3.9 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of June 30, 2006 and 2005 were 311 and 305, respectively.

Gaming revenues increased $118,843,345 for the six months ended June 30, 2006 as a result of the acquisition of the Golden Nugget. The results of the Golden Nugget are included from the September 27, 2005 acquisition date.

Cost of revenues increased $13,096,804, or 7.8%, from $168,499,027 to $181,595,831 in the six months ended June 30, 2006, compared to the same period in the prior year primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the six months ended June 30, 2006 decreased to 24.3% from 27.8% in 2005. The decrease in cost of revenues as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Labor expense increased $66,484,260, or 37.8%, from $176,111,104 to $242,595,364 for the six months ended June 30, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the six months ended June 30, 2006 increased to 32.5% from 29.1% in 2005. The increase in labor as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Other operating expenses increased $40,204,682, or 27.4%, from $146,957,980 to $187,162,662 for the three months ended June 30, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 25.1% in 2006 from 24.2% in 2005. The increase in other operating expenses as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

General and administrative expenses increased $4,463,427, or 15.6%, from $28,614,052 to $33,077,479 for the six months ended June 30, 2006 as compared to the prior year but decreased as a percentage of revenues to 4.4% in 2006 from 4.7% in 2005. This decrease is primarily attributable to the increase in revenues, offset by increased stock-based compensation expense as compared to the prior year comparable period.

Depreciation and amortization expense increased by $7,423,771, or 24.9%, from $29,859,575 to $37,283,346 in the six months ended June 30, 2006, compared to the same period in the prior year. The increase for 2006 was due to the acquisition of the Golden Nugget and the addition of new restaurants and equipment.

Asset impairment expense was $8,300,981 for the six months ended June 30, 2006 compared with no impairment expense for the same period in 2005. We continually monitor unfavorable cash flows, if any related to underperforming restaurants. Periodically we may conclude that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. During the six months ended June 30, 2006 we closed certain underperforming Joe’s Crab Shack restaurants. We recorded asset impairment charges of approximately $8.3 million during the six months ended June 30, 2006, representing the difference between the estimated fair value and carrying value for those restaurant properties. We expect to sell certain of the land and leasehold improvement assets or abandon these locations within the next 12 months.

These closures resulted from sales declines, deterioration in the specific restaurant’s profitability, perceived continued deterioration of the market area and/or specific location, and management’s lowered outlook for further opportunity and/or improvement in forecasted sales and profitability trends for such specific property. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment. We also recorded an additional $1.3 million in estimated lease termination and store closure costs, which are included in other operating expenses.

Pre-opening expenses were $3,439,980 for the six months ended June 30, 2006, compared to $2,170,170 for the same period in the prior year. The increase relates to the type of openings undertaken in 2006 compared with the prior year.

The increase in net interest expense for the six months ended June 30, 2006, as compared to the prior year, is primarily due to increased borrowings related to the acquisition of the Golden Nugget and higher average borrowing rates as compared to the prior year period.

Other income, net of $1,004,915 for the six months ended June 30, 2006, consists primarily of a gain recognized on the sale of a restaurant property.

Provision for income taxes decreased due to the change in our pre-tax income. Our effective tax rate of 32.0% for the six months ended June 30, 2006 remained unchanged as compared to the prior year period.

Liquidity and Capital Resources

On September 27, 2005, we acquired all of the capital stock of GN for $163.0 million in cash, assumption of $155.0 million in 8.75% senior secured notes due 2011, assumption of $27.0 million in bank debt due 2009 and assumption of working capital, including $27.5 million in cash. The purchase price was funded from cash on hand and our revolving credit facility.

In December 2004, we refinanced our existing revolving credit facility and existing senior notes by entering into a new five year $300.0 million Bank Credit Facility and a six year $150.0 million Term Loan. The Bank Credit Facility matures in December 2009 and the Term Loan matures in December 2010. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Interest on the Term Loan is payable quarterly at Libor plus a financing spread. The financing spread under the Bank Credit Facility and the Term Loan at June 30, 2006 was 1.50% and 1.75%, respectively, for Libor borrowings and 0.50% and 0.75% for base rate borrowings. As of June 30, 2006, we had approximately $164.5 million available under the existing revolving credit facility for expansion and working capital purposes.

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

Capital expenditures for the six months ended June 30, 2006 were $109.4 million, including $18.3 million for land purchases and $34.9 million for the Golden Nugget renovation. We expect capital expenditures to be approximately $88.6 million for the remainder of the year primarily for the renovation and expansion of the Golden Nugget and new restaurants.

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

We operate approximately 311 properties and periodically expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, generally excluding the owned land component, of approximately $2.0 million, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this Interpretation on our financial statements.

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

Interest Rate Risk

Total debt at June 30, 2006 included $385.0 million of floating-rate debt attributed to borrowings at an average interest rate of 7.2%. As a result, our annual interest cost in 2006 will fluctuate based on short-term interest rates.

In connection with the 7.5% senior notes due 2014, we have entered into interest rate swap agreements with a total notional value of $100.0 million with the objective of managing our exposure to interest rate risk and lowering interest expense.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.7%) would be approximately $2.8 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2006, however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006. During the six months ended June 30, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

General Litigation

On April 4, 2006, a purported class action lawsuit was filed against Joe’s Crab Shack – San Diego, Inc. in the Superior Court of California in San Diego by Kyle Pietrzak and others similarly situated. The lawsuit alleges that the defendant violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide minimum reporting time pay, failing to compensate employee for required expenses, including the expense to maintain uniforms, and violations of the Unfair Competition Law. In June 2006, the lawsuit was amended to include Kristina Brask as a named plaintiff and named Crab Addison, Inc. and Landry’s Seafood House – Arlington, Inc. as additional defendants. The Company denies Plaintiffs’ claims and intends to vigorously defend this matter. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

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

ITEM 1A. Risk Factors

Except as provided below, there have been no material changes to the Risk Factors disclosed in our 2005 Annual Report on Form 10-K. In response to higher insurance costs for our property and casualty coverage due to our large concentration of coastal properties, we significantly reduced our aggregate insurance policy limits and purchased individual windstorm policies for the majority of our operating units located along the Texas gulf coast. Although we have never had an insurance claim in excess of our existing coverage, there is no assurance that we will have adequate insurance coverage to recover losses that may result from a catastrophic event.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. These programs have resulted in our aggregate repurchasing of approximately 17.6 million shares of common stock for approximately $290.5 million through June 30, 2006.

We made no purchases of our common stock during the six months ended June 30, 2006 and have approximately $55.5 million that may yet be purchased under existing programs.

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 1, 2006, the Company held its 2006 Annual Meeting of Stockholders. At such time, the election of directors was submitted to a vote of stockholders through the solicitation of proxies. The following persons were elected to serve on the Board of Directors (“Board”) until the 2007 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Each Director received the following votes:

Director	Votes For	Votes Withheld
Tilman J. Fertitta	20,089,181	1,570,175
Steven L. Scheinthal	20,310,282	1,349,074
Michael S. Chadwick	19,960,332	1,699,024
Michael Richmond	20,186,230	1,473,126
Joe Max Taylor	20,094,430	1,564,926
Kenneth Brimmer	17,102,238	4,557,118

In addition, at the Annual Meeting of Stockholders, the amendment to the Company’s 2003 Equity Incentive Plan (“Plan”) was submitted to a vote of stockholders’ through the solicitation of proxies. The stockholders voted to amend the Plan to allow for the issuance of restricted stock to non-employee directors and to provide for the issuance of 1,000 shares of restricted stock upon the election or re-election of a non-employee director to the Board with a two-year vesting schedule. The votes cast at the Annual Meeting for this proposal were as follows: 12,857,085 for, 5,715,045 against and 3,087,226 abstentions or broker non-votes.

ITEM 6. Exhibits

The following Exhibits are set forth herein commencing on page 34:

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

Dated: August 9, 2006