Form 10-Q
period 2006-09-30
LANDRYS RESTAURANTS INC
filed 2006-11-09
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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

AS OF NOVEMBER 6, 2006 THERE WERE

22,023,381 SHARES OF $0.01 PAR VALUE

COMMON STOCK OUTSTANDING

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2006.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements are subject to risks and uncertainty, including without limitation, our ability to continue our expansion strategy, our ability to successfully complete the Golden Nugget renovation, our ability to obtain adequate capital at an acceptable cost, our ability to make projected capital expenditures, as well as potential acquisitions of other restaurants, restaurant concepts, hotels, casinos and lines of businesses in other sectors of the hospitality and entertainment industries, general market conditions, competition, and pricing. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	same store sales;

•	earnings guidance;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors” contained on our Annual Report on Form 10-K.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,199,731	$38,918,962
Accounts receivable - trade and other, net	25,314,395	20,858,197
Inventories	48,861,897	55,857,808
Deferred taxes	13,458,784	12,763,948
Assets related to discontinued operations	215,254,547	275,522,805
Other current assets	9,216,761	11,981,766

Total current assets	335,306,115	415,903,486

PROPERTY AND EQUIPMENT, net	1,213,250,080	1,112,223,323
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	39,151,128	30,948,021
OTHER ASSETS, net	42,005,994	34,976,436

Total assets	$1,648,240,864	$1,612,578,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,284,354	$83,267,658
Accrued liabilities	122,468,436	113,803,427
Income taxes payable	226,143	5,060,885
Current portion of long-term notes and other obligations	1,869,396	1,851,741
Liabilities related to discontinued operations	31,901,626	22,619,602

Total current liabilities	234,749,955	226,603,313

LONG-TERM NOTES, NET OF CURRENT PORTION	860,354,119	816,043,799
DEFERRED TAXES	2,323,261	21,635,903
OTHER LIABILITIES	46,981,036	31,525,337

Total liabilities	1,144,408,371	1,095,808,352

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized 22,138,814 and 21,593,823, shares issued and outstanding, respectively	221,388	215,938
Additional paid-in capital	321,926,128	318,178,229
Retained earnings	181,684,977	198,376,294

Total stockholders’ equity	503,832,493	516,770,461

Total liabilities and stockholders’ equity	$1,648,240,864	$1,612,578,813

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES	$290,368,826	$220,876,080	$859,710,060	$640,461,532
OPERATING COSTS AND EXPENSES:
Cost of revenues	68,077,898	59,603,211	197,853,038	176,185,009
Labor	95,223,519	64,130,431	279,033,498	185,642,436
Other operating expenses	74,762,383	53,495,937	212,737,081	155,304,643
General and administrative expense	13,557,654	12,015,340	41,396,633	35,390,892
Depreciation and amortization	14,917,445	10,987,399	42,707,073	31,747,874
Asset impairment expense	8,636,276	—	8,636,276	—
Pre-opening expenses	1,798,564	1,012,041	5,050,540	1,765,872

Total operating costs and expenses	276,973,739	201,244,359	787,414,139	586,036,726

OPERATING INCOME	13,395,087	19,631,721	72,295,921	54,424,806

OTHER EXPENSE (INCOME):
Interest expense, net	12,831,686	7,342,031	37,507,205	19,531,073
Other, net	(55,252)	(151,039)	(1,128,821)	261,758

Total other expense	12,776,434	7,190,992	36,378,384	19,792,831

Income from continuing operations before income taxes	618,653	12,440,729	35,917,537	34,631,975
Provision (benefit) for income taxes	(2,768,209)	3,317,683	8,227,969	9,551,504

Income from continuing operations	3,386,862	9,123,046	27,689,568	25,080,471
Income (loss) from discontinued operations, net of taxes	(33,336,535)	6,854,504	(41,094,297)	15,817,412

Net income (loss)	$(29,949,673)	$15,977,550	$(13,404,729)	$40,897,883

EARNINGS (LOSS) PER SHARE INFORMATION:
BASIC
Income from continuing operations	$0.16	$0.43	$1.30	$1.11
Income (loss) from discontinued operations	(1.56)	0.32	(1.93)	0.70

Net income (loss)	$(1.40)	$0.75	$(0.63)	$1.81

Weighted average number of common shares outstanding	21,350,000	21,275,000	21,350,000	22,575,000
DILUTED
Income from continuing operations	$0.15	$0.42	$1.26	$1.07
Income (loss) from discontinued operations	(1.51)	0.31	(1.87)	0.68

Net income (loss)	$(1.36)	$0.73	$(0.61)	$1.75

Weighted average number of common and common share equivalents outstanding	22,000,000	21,900,000	22,000,000	23,300,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance, December 31, 2005	21,593,823	$215,938	$318,178,229	$198,376,294	$516,770,461
Net income (loss)				(13,404,729)	(13,404,729)
Dividends paid	—	—	—	(3,286,588)	(3,286,588)
Exercise of stock options and income tax benefit	42,885	429	418,568	—	418,997
Issuance of restricted stock	502,106	5,021	(5,021)	—	—
Stock based compensation expense	—	—	3,334,352	—	3,334,352

Balance, September 30, 2006	22,138,814	$221,388	$321,926,128	$181,684,977	$503,832,493

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,404,729)	$40,897,883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,772,277	45,474,458
Asset impairment expense	72,328,297	—
Change in assets and liabilities, net and other	(5,723,347)	38,333,202

Total adjustments	123,377,227	83,807,660

Net cash provided by operating activities	109,972,498	124,705,543
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(164,856,007)	(81,858,836)
Proceeds from disposition of property and equipment	4,391,896	—
Business acquisitions and related payments, net of cash acquired	(7,860,857)	(135,487,498)

Net cash used in investing activities	(168,324,968)	(217,346,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	—	(125,651,866)
Proceeds from exercise of stock options	354,189	443,875
Payments of debt	(1,424,484)	(2,050,555)
Proceeds from bank credit facility	162,304,898	97,000,000
Payments on bank credit facility	(115,309,586)	(27,000,000)
Dividends paid	(3,286,588)	(3,547,041)

Net cash provided by (used in) financing activities	42,638,429	(60,805,587)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,714,041)	(153,446,378)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD (1)	39,215,562	201,394,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD (1)	$23,501,521	$47,947,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments during the period for:
Income taxes	$10,810,772	$4,642,478
Interest	$34,476,948	$19,706,580

(1)	Includes cash and cash equivalents related to discontinued operations (Note 2)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names Landry’s Seafood House, Rainforest Cafe, The Crab House, Charley’s Crab, The Chart House and Saltgrass Steak House. In addition, we own and operate the Golden Nugget Hotels and Casinos.

On September 27, 2005, Landry’s Gaming Inc., an unrestricted subsidiary, completed the acquisition of Golden Nugget, Inc. (GN, formerly Poster Financial Group, Inc.), owner of the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada as further described in Note 3.

In September 2006, we committed to a disposal plan to sell 136 Joe’s Crab Shack (Joe’s) restaurants, which included a number of locations that we closed during the second and third quarters of fiscal 2006. Accordingly, the results of operations for these restaurants have been classified as discontinued operations in our statements of income for all periods presented.

On October 9, 2006, we entered into a definitive agreement to sell 120 Joe’s restaurants to JCS Holdings, LLC , a new entity created by J.H. Whitney Capital Partners, LLC. The estimated sales price is approximately $192.0 million, including the assumption of certain working capital liabilities, and we expect to complete the sale in the fourth quarter of 2006.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Landry’s Restaurants, Inc., a Delaware holding company and it’s wholly and majority owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We account for long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Certain prior year amounts have been reclassified to conform to the presentation in the current year.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of adoption on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses the diversity in practice of quantifying and assessing materiality of financial statement errors. It is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to the opening balance of retained earnings for errors that were not previously deemed material. We do not believe that adoption of SAB 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of adoption on our financial statements.

2. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG LIVED ASSETS

In July 2006, we announced that we had closed certain Joe’s locations during the second quarter of 2006 and were exploring strategic alternatives for the Joe’s chain in order to maximize shareholder value. During the third quarter of fiscal 2006, we closed additional Joe’s restaurants. In September 2006, we committed to a disposal plan to sell 136 Joe’s restaurants, which included a number of closed locations. The results of operations for these restaurants have been classified as discontinued operations in our statements of income for all periods presented.

As part of our strategic review of the Joe’s concept, we also identified certain locations that we believe are suitable for conversion into other Landry’s concepts. The results of operations for these restaurants are included in continuing operations.

On October 9, 2006, we entered into a definitive agreement to sell 120 Joe’s restaurants to JCS Holdings, LLC, a new entity created by J.H. Whitney Capital Partners, LLC. The estimated sale price is approximately $192.0 million, including the assumption of certain working capital liabilities, and we expect to complete the sale in the fourth quarter of 2006.

Under the terms of this agreement, we will provide JCS Holdings, LLC transitional support services after the sale for a period not expected to exceed six months. These services are expected to include, among other things, IT and purchasing support, as well as office space. Following cessation of these activities, we do not anticipate any significant continuing involvement with or cash flows from JCS Holdings, LLC.

We also expect to sell the land and improvements belonging to the remaining restaurants in the disposal plan, or abandon those locations, within the next 12 months.

The results of discontinued operations for the three months and nine months ended September 30, 2006 and the three months and nine months ended 2005 were as follows:

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$89,164,451	$98,635,070	$266,960,116	$285,546,061
Income (loss) from discontinued operations before income taxes	(55,313,041)	11,055,667	(66,281,124)	25,511,970
Income tax (benefit)	(21,976,506)	4,201,163	(25,186,827)	9,694,558

Net income (loss) from discontinued operations	$(33,336,535)	$6,854,504	$(41,094,297)	$15,817,412

Interest expense of $2.8 million and $8.5 million was allocated to discontinued operations for the three month and nine month period ending September 30, 2006, respectively, based on the ratio of net assets to be discontinued to consolidated net assets.

The assets and liabilities of the discontinued operations are presented separately in the Condensed Consolidated Balance Sheet and consist of the following:

	September 30, 2006	December 31, 2005
Assets:
Cash	$301,790	$296,600
Other current assets	20,095,184	5,760,988
Property, plant and equipment, net	193,510,511	268,035,361
Other assets	1,347,062	1,429,856

Assets related to discontinued operations	$215,254,547	$275,522,805

Liabilities:
Accounts payable and accrued expenses	$26,485,317	$16,516,596
Other liabilities	5,416,309	6,103,006

Liabilities related to discontinued operations	$31,901,626	$22,619,602

In connection with the disposal plan, we recorded pre-tax charges of $55.8 million and $65.4 million, for the three months and nine months ended September 30, 2006, respectively, for asset impairment, lease termination and other store closure costs. These charges are included in discontinued operations.

In addition, an impairment charge of $8.6 million was recorded to reduce the carrying value of locations being converted to other Landry’s concepts. This charge is included in income from continuing operations.

3. ACQUISITIONS

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As a result of the acquisition, we have recorded direct acquisition costs for the estimated incremental costs to rationalize activities at the two locations and for associated employee contract terminations and severance costs. Accounting principles generally accepted in the United States, provide that these direct acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The acquisition liabilities included in the purchase price allocation totaled approximately $4.9 million with $1.1 million remaining as of September 30, 2006.

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition occurred on January 1, 2005, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Revenue	$375,573,150	$1,112,790,407
Net income	$13,909,654	$40,979,871
Basic earnings per share	$0.65	$1.81
Diluted earnings per share	$0.64	$1.76

The pro forma financial information is not necessarily indicative of the combined results of operations had the transaction occurred on January 1, 2005, or the results of operations that may be obtained in the future.

On February 24, 2006, one of our unrestricted subsidiaries acquired 80% of T-Rex Cafe, Inc. (“T-Rex”) from Schussler Creative, Inc. (SCI). The agreement with SCI further provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us upon certain conditions for up to $35.0 million. In such event, combined profits from all stores would have to exceed $20.0 million. In addition, we have agreed to guarantee the funding for the construction, development and pre-opening of at least three T-Rex Cafes and one Asian themed eatery over the next three to four years in an amount estimated to be approximately $48.0 million.

T-Rex, through a wholly-owned subsidiary, on February 24, 2006, signed two lease agreements with Walt Disney World Hospitality and Recreation Corporation, one for T-Rex at Downtown Disney World (expected to open in early 2008) and the other for an Asian themed eatery at Disney’s Animal Kingdom Theme Park (expected to open in summer 2007).

4. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2006	December 31, 2005
Payroll and related costs	$25,061,746	$24,691,191
Rent and insurance	29,412,686	28,822,172
Taxes, other than payroll and income taxes	15,464,650	17,290,095
Deferred revenue (gift cards and certificates)	12,079,333	15,308,080
Accrued interest	14,434,973	2,805,847
Casino deposits, outstanding chips and other gaming related	12,398,495	9,851,072
Other	13,616,553	15,034,970

	$122,468,436	$113,803,427

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

As a result of the acquisition of GN, we assumed $27.0 million in debt under a $43.0 million bank senior secured revolving credit facility. The revolving credit facility bears interest at Libor or at the bank’s base rate plus a financing spread, 1.75% for Libor and 0.75% for base rate borrowings at September 30, 2006 and matures in January 2009. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. As of September 30, 2006, the average interest rate on the facility was 7.2% and $2.5 million in letters of credit were outstanding with $24.5 million of available borrowing capacity.

The GN debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of September 30, 2006, GN was not in violation of such covenants.

In December 2004, we entered into a $450.0 million “Bank Credit Facility” and “Term Loan” consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. The Bank Credit Facility matures in December 2009 and bears interest at Libor or the bank’s base rate plus a financing spread, 2.0% for Libor and 1.0% for base rate borrowings at September 30, 2006. In addition, the Bank Credit Facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit facility. The Term Loan matures in December 2010 and, at September 30, 2006, bears interest at Libor plus 1.75% or the bank’s base rate plus 0.75%. Quarterly principal payments of $375,000 are due through December 2009 with the remaining balance payable in equal quarterly installments of $35,625,000 in 2010. We and certain of our guarantor subsidiaries granted liens on substantially all real and personal property as security under the Bank Credit Facility and Term Loan. As of September 30, 2006, our average interest rate on floating-rate debt was 7.4%. We had approximately $11.0 million in letters of credit outstanding and available borrowing capacity of $162.0 million.

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

In connection with the 7.5% senior notes, we entered into two interest swap agreements with the objective of managing our exposure to interest rate risk. The first agreement was effective December 28, 2004, maturing in December 2014, for a notional amount of $50.0 million and bears interest at Libor plus 2.38%. The second agreement was effective March 10, 2005, also maturing December 2014, for a notional amount of $50.0 million and bears interest at Libor plus 2.34%. Our interest rate swap agreements qualify as fair value hedges and meet the criteria for the “short cut method” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The aggregate estimated fair value of these swaps at September 30, 2006 was a liability of $1.8 million, which is included in other liabilities with an offsetting adjustment to the carrying value of the notes on our consolidated balance sheets.

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At September 30, 2006, we were not in default of such covenants.

We assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Long-term debt is comprised of the following:

	September 30, 2006	December 31, 2005
$300.0 million Bank Syndicate Credit Facility, Libor + 2.0% interest only, due December 2009	$127,000,000	$74,000,000
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $375,000 principal paid quarterly, due December 2010	147,375,000	148,500,000
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	400,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,873,583	11,007,078
Other long-term notes payable with various interest rates, principal and interest paid monthly	230,046	399,004
$155.0 million GN senior secured notes, 8.75% interest only, due December 2011	158,565,617	159,081,197
$43.0 million GN senior secured revolving credit facility, Libor + 1.75%, interest only, due January 2009	16,000,000	22,001,719
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000
Interest rate swaps	(1,820,731)	(1,093,458)

Total debt	862,223,515	817,895,540
Less current portion	(1,869,396)	(1,851,741)

Long-term portion	$860,354,119	$816,043,799

6. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of September 30, 2006, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $16.7 million, including completion of construction on certain new restaurants. In addition, we expect to spend an estimated $64.7 million for the renovation of the Golden Nugget – Las Vegas during the next twelve months.

In connection with our purchase of an 80% interest in T-Rex in February 2006, we committed to spend an estimated aggregate of $48.0 million during 2006, 2007 and 2008 to complete one T-Rex restaurant in Kansas City, Kansas, construct two additional T-Rex restaurants, and also to construct an Asian themed restaurant in Walt Disney World Florida theme parks.

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

During November 2003, we purchased two casual Italian restaurants. Under the purchase agreement, we are committed to build two additional casual Italian restaurants by the end of 2008, or make certain payments in lieu of development. In conjunction with the agreement to develop additional restaurants, the seller agreed to provide consulting services to ensure the consistency and the quality of the food and service are maintained through this expansion period.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Commitments

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded an expense of $2.9 million and $7.2 million for the three and nine months ended September 30, 2006, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

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

Litigation and Claims

On April 4, 2006, a purported class action lawsuit was filed against Joe’s Crab Shack – San Diego, Inc. in the Superior Court of California in San Diego by Kyle Pietrzak and others similarly situated. The lawsuit alleges that the defendant violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide minimum reporting time pay, failing to compensate employee for required expenses, including the expense to maintain uniforms, and violations of the Unfair Competition Law. In June 2006, the lawsuit was amended to include Kristina Brask as a named plaintiff and named Crab Addison, Inc. and Landry’s Seafood House – Arlington, Inc. as additional defendants. The Company denies Plaintiffs’ claims and intends to vigorously defend this matter, however, management does not believe the outcome will have a material adverse effect on our financial position.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income from continuing operations	$3,386,862	$9,123,046	$27,689,568	$25,080,471
Income (loss) from discontinued operations, net of taxes	(33,336,535)	6,854,504	(41,094,297)	15,817,412

Net income (loss)	$(29,949,673)	$15,977,550	$(13,404,729)	$40,897,883

Weighted average common shares outstanding - basic	21,350,000	21,275,000	21,350,000	22,575,000
Dilutive common stock equivalents:
Stock options	620,000	600,000	620,000	710,000
Restricted stock	30,000	25,000	30,000	15,000

Weighted average common and common share equivalents outstanding - diluted	22,000,000	21,900,000	22,000,000	23,300,000

Earnings (loss) per share - basic
Income from continuing operations	$0.16	$0.43	$1.30	$1.11
Income (loss) from discontinued operations, net of taxes	$(1.56)	$0.32	$(1.93)	$0.70

Net income	$(1.40)	$0.75	$(0.63)	$1.81

Earnings (loss) per share - diluted
Income from continuing operations	$0.15	$0.42	$1.26	$1.07
Income (loss) from discontinued operations, net of taxes	$(1.51)	$0.31	$(1.87)	$0.68

Net income (loss)	$(1.36)	$0.73	$(0.61)	$1.75

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. We adopted SFAS No. 123R effective January 1, 2006 using the modified-prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, we followed the intrinsic value method of accounting for stock options, and as such did not record compensation expense related to grants where the exercise price was at or above our share price on the date of grant.

Stock-based compensation expense totaling $1.3 million and $3.3 million is included in general and administrative expense for the three and nine months ended September 30, 2006, respectively. As a result of adopting SFAS No. 123R on January 1, 2006, incremental stock-based compensation expense recognized was $0.5 million ($0.4 million after tax) and $1.5 million ($1.3 million after tax), which impacted basic and diluted earnings per share by $.02 and $.07, for the three and nine months ended September 30, 2006, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Had we adopted the fair value method of SFAS No. 123R prior to January 1, 2006, our net income and earnings per share would have been as follow:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$15,977,550	$40,897,883
Less: pro forma stock option compensation expense, net of tax	(390,000)	(1,230,000)

Pro forma net income	$15,587,550	$39,667,883

Earnings per share:
Basic - as reported	$0.75	$1.81
Basic - pro forma	$0.73	$1.76
Diluted - as reported	$0.73	$1.75
Diluted - pro forma	$0.71	$1.70

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding January 1, 2006	1,897,252	$16.22	5.9	$—
Granted	—	$—	—	$—
Exercised	(42,885)	$8.37	—	$980,725
Canceled or expired	(12,212)	$—	—	$—

Options outstanding September 30, 2006	1,842,155	$16.39	5.1	$29,592,917
Options exercisable September 30, 2006	1,443,755	$13.95	4.5	$26,705,669

No options were granted during 2006 or 2005. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $1.0 million. As of September 30, 2006, there was $19.6 million and $3.7 million of unrecognized compensation expense related to non-vested restricted stock awards and stock options, respectively, which will be recognized over the remaining requisite service period. Cash proceeds received from options exercised was $0.4 million for the nine months ended September 30, 2006 and 2005. As the result of recent announcements associated with stock option activity, we, as well as many companies, are reviewing our historical stock option practices. We do not believe the results of this review will have a material effect on our financial position.

Restricted stock activity for the nine months ended September 30, 2006 is summarized below:

	Shares	Average Grant Date Fair Value Per Award
Restricted stock awards, January 1, 2006	300,000	$25.32
Granted	502,106	$31.30
Vested	—	$—
Canceled or expired	—	$—

Restricted stock awards, September 30, 2006	802,106	$29.06

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Restaurant and Hospitality	$238,926,912	$218,168,570	$689,424,800	$637,754,022
Gaming	51,441,914	2,707,510	170,285,260	2,707,510

Total revenue	$290,368,826	$220,876,080	$859,710,060	$640,461,532

Unit level profit:
Restaurant and Hospitality	$44,287,248	$43,146,070	$133,227,161	$122,829,576
Gaming	8,017,778	500,431	36,859,282	499,868

Total unit level profit	$52,305,026	$43,646,501	$170,086,443	$123,329,444

Income before taxes:
Unit level profit	$52,305,026	$43,646,501	$170,086,443	$123,329,444
General and administrative	13,557,654	12,015,340	41,396,633	35,390,892
Depreciation, amortization and impairment expense	23,553,721	10,987,399	51,343,349	31,747,874
Pre-opening expenses	1,798,564	1,012,041	5,050,540	1,765,872
Interest expense, net	12,831,686	7,342,031	37,507,205	19,531,073
Other expense (income), net	(55,252)	(151,039)	(1,128,821)	261,758

Consolidated income before taxes	$618,653	$12,440,729	$35,917,537	$34,631,975

			September 30, 2006	December 31, 2005
Segment assets:
Restaurant and Hospitality			$752,552,350	$713,622,749
Gaming			437,935,167	399,255,216
Corporate and other (1)			457,753,347	499,700,848

Total assets			$1,648,240,864	$1,612,578,813

(1)	Includes intersegment eliminations and assets and liabilities related to discontinued operations

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

September 30, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(7,535,612)	$8,410,830	$22,324,513	$—	$23,199,731
Accounts receivable—trade and other, net	12,117,444	6,960,056	6,236,895	—	25,314,395
Inventories	32,841,740	11,276,963	4,743,194	—	48,861,897
Deferred taxes	11,542,614	—	1,916,170	—	13,458,784
Assets related to discontinued operations	15,321,924	199,932,623	—	—	215,254,547
Other current assets	1,307,332	3,291,079	4,618,350	—	9,216,761

Total current assets	65,595,442	229,871,551	39,839,122	—	335,306,115

PROPERTY AND EQUIPMENT, net	48,080,136	647,392,147	517,777,797	—	1,213,250,080
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,354,484	114,445	37,682,199	—	39,151,128
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,108,048,935	(423,530,779)	(329,892,374)	(354,625,782)	—
OTHER ASSETS, net	28,452,368	1,034,561	12,519,065	—	42,005,994

Total assets	$1,251,531,365	$473,409,472	$277,925,809	$(354,625,782)	$1,648,240,864

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,958,720	$27,561,908	$8,763,726	$—	$78,284,354
Accrued liabilities	22,194,631	61,342,227	38,931,578	—	122,468,436
Income taxes payable	(5,526,823)	—	5,752,966	—	226,143
Current portion of long-term debt and other obligation	1,542,317	—	327,079	—	1,869,396
Liabilities related to discontinued operations	352,412	31,549,214	—	—	31,901,626

Total current liabilities	60,521,257	120,453,349	53,775,349	—	234,749,955

LONG-TERM NOTES, NET OF CURRENT PORTION	671,100,267	—	189,253,852	—	860,354,119
DEFERRED TAXES	(1,388,886)	—	3,712,147	—	2,323,261
OTHER LIABILITIES	17,466,234	14,016,726	15,498,076	—	46,981,036

Total liabilities	747,698,872	134,470,075	262,239,424	—	1,144,408,371

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	503,832,493	338,939,397	15,686,385	(354,625,782)	503,832,493

Total liabilities and stockholders’ equity	$1,251,531,365	$473,409,472	$277,925,809	$(354,625,782)	$1,648,240,864

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,655,367	$10,076,314	$25,187,281	$—	$38,918,962
Accounts receivable - trade and other, net	7,339,839	8,219,279	5,299,079	—	20,858,197
Inventories	38,668,993	13,487,808	3,701,007	—	55,857,808
Deferred taxes	12,763,948	—	—	—	12,763,948
Assets related to discontinued operations		275,522,805	—		275,522,805
Other current assets	1,384,892	2,917,324	7,679,550	—	11,981,766

Total current assets	63,813,039	310,223,530	41,866,917	—	415,903,486

PROPERTY AND EQUIPMENT, net	74,902,018	634,760,347	402,560,958	—	1,112,223,323
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,968,604	148,195	29,531,222	—	31,648,021
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,077,872,314	(515,463,662)	(236,587,317)	(325,821,335)	—
OTHER ASSETS, net	22,274,045	533,528	11,468,863	—	34,276,436

Total assets	$1,240,830,020	$448,729,485	$248,840,643	$(325,821,335)	$1,612,578,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,264,012	$24,626,778	$10,376,868	$—	$83,267,658
Accrued liabilities	15,240,460	64,847,110	33,715,857	—	113,803,427
Income taxes payable	3,294,035	—	1,766,850	—	5,060,885
Current portion of long-term debt and other obligation	1,538,930	—	312,811	—	1,851,741
Liabilities related to discontinued operations	—	22,619,602	—	—	22,619,602

Total current liabilities	68,337,437	112,093,490	46,172,386	—	226,603,313

LONG-TERM NOTES, NET OF CURRENT PORTION	619,994,855	—	196,048,944	—	816,043,799
DEFERRED TAXES	21,635,903	—	—	—	21,635,903
OTHER LIABILITIES	14,091,364	15,755,163	1,678,810	—	31,525,337

Total liabilities	724,059,559	127,848,653	243,900,140	—	1,095,808,352

COMMITMENTS AND CONTINGENCIES TOTAL STOCKHOLDERS’ EQUITY	516,770,461	320,880,832	4,940,503	(325,821,335)	516,770,461

Total liabilities and stockholders’ equity	$1,240,830,020	$448,729,485	$248,840,643	$(325,821,335)	$1,612,578,813

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$949,217	$224,731,611	$64,687,998	$—	$290,368,826
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	62,286,009	5,791,889	—	68,077,898
Labor	—	66,162,874	29,060,645	—	95,223,519
Other operating expenses	1,006,273	53,975,631	19,780,479	—	74,762,383
General and administrative expenses	13,557,654	—	—	—	13,557,654
Depreciation and amortization	973,934	10,117,479	3,826,032	—	14,917,445
Asset impairment expense	145,409	8,490,867	—	—	8,636,276
Pre-opening expenses	—	74,153	1,724,411	—	1,798,564

Total operating costs and expenses	15,683,270	201,107,013	60,183,456	—	276,973,739

OPERATING INCOME	(14,734,053)	23,624,598	4,504,542	—	13,395,087
OTHER EXPENSES (INCOME):
Interest expense, net	9,000,354	—	3,831,332	—	12,831,686
Other, net	(370,362)	22,328	292,782	—	(55,252)

	8,629,992	22,328	4,124,114	—	12,776,434

Income from continuing operations before income taxes	(23,364,045)	23,602,270	380,428	—	618,653
PROVISION (BENEFIT) FOR INCOME TAXES	(10,577,854)	7,552,726	256,919	—	(2,768,209)

Income from continuing operations	(12,786,191)	16,049,544	123,509	—	3,386,862
Income (loss) from discontinued operations, net of taxes	(5,406,169)	(27,930,366)	—	—	(33,336,535)
EQUITY IN EARNINGS OF SUBSIDIARIES	(11,757,313)	—	—	11,757,313	—

NET INCOME (LOSS)	$(29,949,673)	$(11,880,822)	$123,509	$11,757,313	$(29,949,673)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,371,665	$208,717,930	$10,786,485	$—	$220,876,080
OPERATING COSTS AND EXPENSES:
Cost of revenues	—	57,665,916	1,937,295	—	59,603,211
Labor	—	60,845,111	3,285,320	—	64,130,431
Other operating expenses	704,198	48,634,990	4,156,749	—	53,495,937
General and administrative expenses	12,015,340	—	—	—	12,015,340
Depreciation and amortization	803,404	9,725,334	458,661	—	10,987,399
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	572,193	439,848	—	1,012,041

Total operating costs and expenses	13,522,942	177,443,544	10,277,873	—	201,244,359

OPERATING INCOME	(12,151,277)	31,274,386	508,612	—	19,631,721
OTHER EXPENSES (INCOME):
Interest expense, net	6,907,597	—	434,434	—	7,342,031
Other, net	(195,269)	32,840	11,390	—	(151,039)

	6,712,328	32,840	445,824	—	7,190,992

Income from continuing operations before income taxes	(18,863,605)	31,241,546	62,788	—	12,440,729
PROVISION (BENEFIT) FOR INCOME TAXES	(7,518,057)	10,815,648	20,092	—	3,317,683

Income from continuing operations	(11,345,548)	20,425,898	42,696	—	9,123,046
Income (loss) from discontinued operations, net of taxes	(4,630,321)	11,484,825	—	—	6,854,504
EQUITY IN EARNINGS OF SUBSIDIARIES	31,953,419	—	—	(31,953,419)	—

NET INCOME	$15,977,550	$31,910,723	$42,696	$(31,953,419)	$15,977,550

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine months ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$2,872,887	$657,676,322	$199,160,851	$—	$859,710,060
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	182,357,292	15,495,746	—	197,853,038
Labor	—	195,018,837	84,014,661	—	279,033,498
Other operating expenses	2,265,678	151,773,344	58,698,059	—	212,737,081
General and administrative expenses	41,396,598	181	(146)	—	41,396,633
Depreciation and amortization	2,707,136	29,831,624	10,168,313	—	42,707,073
Asset impairment expense	145,409	8,490,867	—	—	8,636,276
Pre-opening expenses	—	2,658,206	2,392,334	—	5,050,540

Total operating costs and expenses	46,514,821	570,130,351	170,768,967	—	787,414,139
OPERATING INCOME	(43,641,934)	87,545,971	28,391,884	—	72,295,921
OTHER EXPENSES (INCOME):
Interest expense, net	26,059,519	—	11,447,686	—	37,507,205
Other, net	(770,164)	(1,301,257)	942,600	—	(1,128,821)

	25,289,355	(1,301,257)	12,390,286	—	36,378,384
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(68,931,289)	88,847,228	16,001,598	—	35,917,537
PROVISION (BENEFIT) FOR INCOME TAXES	(12,683,034)	15,655,320	5,255,683	—	8,227,969
INCOME (LOSS) FROM CONTINUING OPERATIONS	(56,248,255)	73,191,908	10,745,915	—	27,689,568
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(16,324,519)	(24,769,778)	—	—	(41,094,297)
EQUITY IN EARNINGS OF SUBSIDIARIES	59,168,045	—	—	(59,168,045)	—

NET INCOME (LOSS)	$(13,404,729)	$48,422,130	$10,745,915	$(59,168,045)	$(13,404,729)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine Months Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$3,802,689	$611,575,661	$25,083,182	$—	$640,461,532

OPERATING COSTS AND EXPENSES:
Cost of revenues	—	171,126,507	5,058,502	—	176,185,009
Labor	—	178,801,245	6,841,191	—	185,642,436
Other operating expenses	2,581,822	143,032,731	9,690,090	—	155,304,643
General and administrative expenses	35,390,892	—	—	—	35,390,892
Depreciation and amortization	2,385,791	28,490,705	871,378	—	31,747,874
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	1,320,194	445,678	—	1,765,872

Total operating costs and expenses	40,358,505	522,771,382	22,906,839	—	586,036,726

OPERATING INCOME	(36,555,816)	88,804,279	2,176,343	—	54,424,806

OTHER EXPENSES (INCOME):
Interest expense, net	18,538,885	—	992,188	—	19,531,073
Other, net	152,778	96,707	12,273	—	261,758

	18,691,663	96,707	1,004,461	—	19,792,831

Income from continuing operations before income taxes	(55,247,479)	88,707,572	1,171,882	—	34,631,975
PROVISION (BENEFIT) FOR INCOME TAXES	(22,448,463)	31,624,965	375,002	—	9,551,504

Income from continuing operations	(32,799,016)	57,082,607	796,880	—	25,080,471
Income (loss) from discontinued operations, net of taxes	(14,903,968)	30,721,380	—	—	15,817,412
EQUITY IN EARNINGS OF SUBSIDIARIES	88,600,867	—	—	(88,600,867)	—

NET INCOME	$40,897,883	$87,803,987	$796,880	$(88,600,867)	$40,897,883

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine months ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,404,729)	$48,422,130	$10,745,915	$(59,168,045)	$(13,404,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,705,068	43,915,913	10,151,296	—	56,772,277
Asset impairment expense	2,290,352	70,037,945	—	—	72,328,297
Change in assets and liabilities, net and other	(67,918,522)	(100,600,018)	105,627,148	59,168,045	(5,723,347)

Total Adjustments	(62,923,102)	13,353,840	113,778,444	59,168,045	123,377,227

Net cash provided by (used in) operating activities	(76,327,831)	61,775,970	124,524,359	—	109,972,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	16,233,180	(64,886,264)	(116,202,923)	—	(164,856,007)
Proceeds from disposition of property and equipment	—	1,450,000	2,941,896	—	4,391,896
Business acquisitions and related payments, net of cash acquired	—	—	(7,860,857)	—	(7,860,857)

Net cash provided by (used in) investing activities	16,233,180	(63,436,264)	(121,121,884)	—	(168,324,968)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	354,189	—	—	—	354,189
Payments of debt and related expenses, net	(1,163,927)	—	(260,555)	—	(1,424,484)
Payments on credit facility	(68,000,000)	—	(47,309,586)	—	(115,309,586)
Proceeds from credit facility	121,000,000	—	41,304,898	—	162,304,898
Dividends paid	(3,286,588)	—	—	—	(3,286,588)

Net cash provided by (used in) financing activities	48,903,672	—	(6,265,243)	—	42,638,429
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,190,979)	(1,660,294)	(2,862,768)	—	(15,714,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,655,367	10,372,914	25,187,281	—	39,215,562

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(7,535,612)	$8,712,620	$22,324,513	$—	$23,501,521

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine Months Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,897,883	$87,803,987	$796,880	$(88,600,867)	$40,897,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,385,791	42,217,289	871,378	—	45,474,458
Asset Impairment Expense	—	—	—	—	—
Change in assets and liabilities, net and other	(162,812,179)	(70,167,487)	182,712,001	88,600,867	38,333,202

Total adjustments	(160,426,388)	(27,950,198)	183,583,379	88,600,867	83,807,660

Net cash provided by (used in) operating activities	(119,528,505)	59,853,789	184,380,259	—	124,705,543
CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment additions and/or transfers	4,053,437	(62,168,610)	(23,743,663)	—	(81,858,836)

Business acquisitions and related payments, net of cash acquired	—	—	(135,487,498)	—	(135,487,498)

Net cash provided by (used in) investing activities	4,053,437	(62,168,610)	(159,231,161)	—	(217,346,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(125,651,866)	—	—	—	(125,651,866)
Proceeds from exercise of stock options	443,875	—	—	—	443,875
Payments of debt and related expenses, net	(1,929,211)	—	(121,344)	—	(2,050,555)
Proceeds from bank credit facility	97,000,000	—	—	—	97,000,000
Payments on bank credit facility	(27,000,000)	—	—	—	(27,000,000)
Dividends paid	(3,547,041)	—	—	—	(3,547,041)

Net cash provided by (used in) financing activities	(60,684,243)	—	(121,344)	—	(60,805,587)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(176,159,311)	(2,314,821)	25,027,754	—	(153,446,378)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	192,679,301	5,923,478	2,791,253	—	201,394,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,519,990	$3,608,657	$27,819,007	$—	$47,947,654

LANDRY’S RESTAURANTS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants. As of September 30, 2006, we operated 183 such restaurants as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

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

In July 2006, we announced that we were evaluating strategic alternatives for our Joe’s Crab Shack concept and opportunities to enhance shareholders value through our Saltgrass Steak House concept. In September 2006, we committed to a disposal plan to sell 136 Joe’s restaurants, which included a number of closed locations. Results of operations for these restaurants have been reclassified as discontinued operations in the statement of earnings. As part of our strategic review of the Joe’s concept, we also identified certain locations that we believe are suitable for conversion into other Landry’s concepts. The results of these conversion units are included in continuing operations.

On October 9, 2006, we entered into a definitive agreement to sell 120 Joe’s restaurants to JCS Holdings, LLC , a new entity created by J.H. Whitney Capital Partners, LLC. The estimated sales price is approximately $192.0 million, including the assumption of certain working capital liabilities, and we expect to complete the sale in the fourth quarter of 2006.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	23.4%	27.0%	23.0%	27.5%
Labor	32.8%	29.0%	32.5%	29.0%
Other operating expenses (1)	25.7%	24.2%	24.8%	24.2%

Unit level profit (1)	18.1%	19.8%	19.7%	19.3%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenues increased $69,492,746, or 31.5%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Restaurant and hospitality revenues increased $20,758,342, or 9.5%, as result of the following approximate amounts: new restaurant openings—increase $15.7 million; same store sales (restaurants open all of the third quarter of 2006 and 2005) – increase $8.7 million, restaurant closings-decrease $2.9 million; units closed for an extended period as a result of the hurricanes—decrease $1.1 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of September 30, 2006 and 2005 were 183 and 176, respectively.

Gaming revenues increased $48,734,404 for the three months ended September 30, 2006 as a result of the acquisition of the Golden Nugget. The results of the Golden Nugget are included from the September 27, 2005 acquisition date.

Cost of revenues increased $8,474,687, or 14.2%, to $68,077,898 from $59,603,211 in the three months ended September 30, 2006, compared to the same period in the prior year primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the three months ended September 30, 2006 decreased to 23.4% from 27.0% in 2005. The decrease in cost of revenues as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Labor expense increased $31,093,088, or 48.5%, from $64,130,431 to $95,223,519 for the three months ended September 30, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the three months ended September 30, 2006 increased to 32.8% from 29.0% in 2005. The increase in labor as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Other operating expenses increased $21,266,446, or 39.8%, from $53,495,937 to $74,762,383 for the three months ended September 30, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 25.7% in 2006 from 24.2% in 2005. The increase in other operating expenses as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

General and administrative expenses increased $1,542,314, or 12.8%, to $13,557,654 from $12,015,340 for the three months ended September 30, 2006 as compared to the prior year, but decreased as a percentage of revenues to 4.7% in 2006 from 5.4% in 2005. This decrease is primarily attributable to the increase in revenues, offset by increased stock-based compensation expense as compared to the prior year comparable period.

Depreciation and amortization expense increased by $3,930,046, or 35.8%, from $10,987,399 to $14,917,445 for the three months ended September 30, 2006, compared to the same period in the prior year. The increase for 2006 was due to the acquisition of the Golden Nugget and the addition of new restaurants and equipment.

Asset impairment expense was $8,636,276 for the three months ended September 30, 2006 compared with no impairment expense for the same period in 2005. The impairment charges relate to Joe’s locations that we intend to convert into other Landry’s concepts.

Pre-opening expenses increased by $786,523 from $1,012,041 for the three months ended September 30, 2005 to $1,798,564 for the three months ended September 30, 2006. This increase relates to the both the number and type of openings undertaken in 2006 compared with the prior year.

The increase in net interest expense for the three months ended September 30, 2006, as compared to the prior year, is primarily due to increased borrowings related to the acquisition of the Golden Nugget and higher average borrowing rates as compared to the prior year period.

An income tax benefit was recorded for the three months ended September 30, 2006 compared with a provision of $3,317,683 for the three months ended September 30, 2005.

The after tax loss from discontinued operations was $33,336,535 for the three months ended September 30, 2006. This loss was due largely to charges taken of $55.8 million relating to asset impairment, lease termination and store closure costs. Income from discontinued operations was $6,854,504 (net of tax) for the three months ended September 30, 2005, and consisted mainly of operating income.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenues increased $219,248,528, or 34.2%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Restaurant and hospitality revenues increased $51,670,778, or 8.1%, as result of the following approximate amounts: new restaurant openings—increase $35.1 million; same store sales (restaurants open all of the first nine months of 2006 and 2005) – increase $28.1 million, restaurant closings-decrease $7.3 million; units closed for an extended period as a result of the hurricanes—decrease $4.9 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of September 30, 2006 and 2005 were 183 and 176, respectively.

Gaming revenues increased $167,577,750 for the nine months ended September 30, 2006 as a result of the acquisition of the Golden Nugget. The results of the Golden Nugget are included from the September 27, 2005 acquisition date.

Cost of revenues increased $21,668,029, or 12.3%, from $176,185,009 to $197,853,038 for the nine months ended September 30, 2006, compared to the same period in the prior year primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the nine months ended September 30, 2006 decreased to 23.0% from 27.5% in 2005. The decrease in cost of revenues as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Labor expense increased $93,391,062 or 50.3%, from $185,642,436 to $279,033,498 for the nine months ended September 30, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the nine months ended September 30, 2006 increased to 32.5% from 29.0% in 2005. The increase in labor as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Other operating expenses increased $57,432,438, or 37.0%, from $155,304,643 to $212,737,081 for the nine months ended September 30, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.7% in 2006 from 24.2% in 2005. The increase in other operating expenses as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget as gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

General and administrative expenses increased $6,005,741, or 17.0%, from $35,390,892 to $41,396,633 for the nine months ended September 30, 2006 as compared to the prior year but decreased as a percentage of revenues to 4.8% in 2006 from 5.5% in 2005. This decrease is primarily attributable to the increase in revenues, offset by increased stock-based compensation expense as compared to the prior year comparable period.

Depreciation and amortization expense increased by $10,959,199, or 34.5%, from $31,747,874 to $42,707,073 in the nine months ended September 30, 2006, compared to the same period in the prior year. The increase for 2006 was due to the acquisition of the Golden Nugget and the addition of new restaurants and equipment.

Asset impairment expense was $8,636,276 for the nine months ended September 30, 2006 compared with no impairment expense for the same period in 2005. The impairment charges relate to Joe’s locations that we intend to convert into other Landry’s concepts.

Pre-opening expenses were $5,050,540 for the nine months ended September 30, 2006, compared to $1,765,872 for the same period in the prior year. The increase relates to the both the number and type of openings undertaken in 2006 compared with the prior year.

The increase in net interest expense for the nine months ended September 30, 2006, as compared to the prior year, is primarily due to increased borrowings related to the acquisition of the Golden Nugget and higher average borrowing rates as compared to the prior year period.

Other income, net of $1,128,821 for the nine months ended September 30, 2006, consists primarily of a gain recognized on the sale of a restaurant property.

The provision for income taxes decreased due to the change in our pre-tax income and a decline in our effective tax rate to 22.9% for the nine months ended September 30, 2006 as compared to the 27.6% rate for the prior year period.

The after tax loss from discontinued operations was $41,094,297 for the nine months ended September 30, 2006, largely due to charges of $65.4 million relating to asset impairment, lease termination and store closure costs. Income from discontinued operations was $15,817,412 (net of tax) for the nine months ended September 30, 2005, and consisted mainly of operating income.

Liquidity and Capital Resources

On September 27, 2005, we acquired all of the capital stock of Golden Nugget for $163.0 million in cash, assumption of $155.0 million in 8.75% senior secured notes due 2011, assumption of $27.0 million in bank debt due 2009 and assumption of working capital, including $27.5 million in cash. The purchase price was funded from cash on hand and our revolving credit facility.

In December 2004, we refinanced our existing revolving credit facility and existing senior notes by entering into a new five year $300.0 million Bank Credit Facility and a six year $150.0 million Term Loan. The Bank Credit Facility matures in December 2009 and the Term Loan matures in December 2010. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Interest on the Term Loan is payable quarterly at Libor plus a financing spread. The financing spread under the Bank Credit Facility and the Term Loan at September 30, 2006 was 2.0% and 1.75%, respectively, for Libor borrowings and 1.0% and 0.75% for base rate borrowings. As of September 30, 2006, we had approximately $162.0 million available under the existing revolving credit facility for expansion and working capital purposes.

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

Capital expenditures for the nine months ended September 30, 2006 were $164.9 million, including $19.7 million for land purchases and $66.1 million for the Golden Nugget renovation. We expect capital expenditures to be approximately $40.9 million for the remainder of the year primarily for the renovation and expansion of the Golden Nugget and new restaurants.

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

From time to time, we review opportunities for restaurant acquisitions, and investments in the hospitality, gaming, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2006. The proceeds from the expected sale of Joe’s Crab Shack will primarily be used to pay down our existing Bank Credit Facility and Term Loan which will improve our financial flexibility in the future.

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

We operate approximately 183 properties and periodically expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, generally excluding the owned land component, of approximately $2.0 million, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this Interpretation on our financial statements. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. The Bulletin addresses the diversity in practice of quantifying and assessing materiality of financial statement errors. It is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to the opening balance of retained earnings for errors that were not previously deemed material. We do not believe that adoption of SAB 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

Impact of Inflation

We do not believe that inflation has had a significant effect on our operations during the past several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in restaurant labor costs, including expected future increases in federal or state minimum wages, energy costs, rising interest rates and land and construction costs, could adversely affect our profitability and ability to expand.

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

Interest Rate Risk

Total debt at September 30, 2006 included $390.4 million of floating-rate debt attributed to borrowings at an average interest rate of 7.4%. As a result, our annual interest cost in 2006 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.7%) would be approximately $2.9 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2006, however, there are no assurances that possible rate changes would be limited to such amounts.

In connection with the 7.5% senior notes due 2014, we have entered into interest rate swap agreements with a total notional value of $100.0 million with the objective of managing our exposure to interest rate risk and lowering interest expense.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006. During the nine months ended September 30, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. These programs have resulted in our aggregate repurchasing of approximately 17.6 million shares of common stock for approximately $290.5 million through September 30, 2006.

We made no purchases of our common stock during the nine months ended September 30, 2006 and have approximately $55.5 million that may yet be purchased under existing programs.

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
Dated: November 9, 2006