Form 10-K
period 2006-12-31
LANDRYS RESTAURANTS INC
filed 2007-08-10
CIK 908652

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to                                          .

* Commission file number 000-22150

LANDRY’S RESTAURANTS, INC.

(Exact Name of the Registrant as Specified in Its Charter)

DELAWARE	76-0405386
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1510 WEST LOOP SOUTH HOUSTON, TX 77027	77027
(Address of Principal Executive Offices)	(Zip Code)

(713) 850-1010

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, par value $.01 per Share	New York Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐            No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐            No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐            No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2006. $532,700,000.

As of July 31, 2007, there were 19,352,203 shares of the registrant’s common stock outstanding.

LANDRY’S RESTAURANTS, INC.

i

Explanatory Note

In light of published reports concerning the pricing of stock options and the timing of stock option grants at numerous other companies, in 2006, we undertook a voluntary internal review of our past practices in connection with grants of stock options. The voluntary review was overseen by our Board of Directors, including our independent directors. The Board engaged legal counsel, which in turn engaged a forensic accounting expert to assist with the review. The voluntary review did not find any intentional backdating of options. The review found administrative errors and that the granting process for certain stock option grants had not been complete, resulting in incorrect measurement dates for certain stock option awards. In addition, the review found certain accounting errors which needed to be corrected.

Our Board of Directors formed a Special Litigation Committee of independent directors to commence an investigation of our past stock option granting practices and related accounting issues from the time of our initial public offering to the present. After completion of our own internal review, we requested the Special Litigation committee conduct an independent review of our option granting practices. The Special Committee was composed of the members of the Audit Committee of the Board of Directors. The Special Committee retained the law firm of King & Spalding LLP as its independent legal counsel and UHY Advisors FLVS, Inc. as forensic accountant to aid in the investigation.

In connection with this investigation by the Special Committee, we voluntarily informed the SEC of our inquiry into our historical option granting practices. On August 3, 2007, the SEC informed us that it was terminating this matter and that it would not be recommending any action.

The Special Committee did determine that there were some deficiencies in the administration and oversight of the stock option grant processes and found that certain grants probably did not occur on the dates reflected in the minutes.

At the conclusion of the Special Committee’s investigation on July 30, 2007, the Special Committee reported its findings and conclusions to the Board. The Special Committee made no finding of fraud by any current or former officer or director. The Special Committee did not conclude that the incorrect dating of stock options grants or the other deficiencies in the determination of and accounting for stock options grants were the result of intentional misconduct or were for the purpose of generating false financial statements. The Special Committee concluded that the stock option prices during the period reviewed were characterized by a pervasive lack of formality: inattention to legal and plan requirements; failure to adopt and implement consistent practices; and inordinate delays. As a result, certain options were granted in the money. The Special Committee did not recommend termination of any member of senior management or resignations of any directors. Moreover, some members of senior management have agreed to repay the difference between their options price and the price determined by the Special Committee to be the correct measurement date price. The Compensation Committee will determine the appropriate method for this repayment.

Although we have not issued any stock options since 2004, we have changed our option granting approval policies and procedures and will be implementing further changes to comply with the recommendations and conclusions of the Special Committee, including changes to centralize records and make sure documentation is accurately and timely prepared and that grants are made at regularly scheduled times.

Primarily due to not knowing the financial impact of the Special Committee’s investigation, we were unable to timely file this annual report on Form 10-K and the quarterly report on Form 10-Q for the quarter ended March 31, 2007.

Based on the revised measurement dates, the Company recorded an aggregate non-cash, after tax charge of $10.9 million for the period from 1993 to 2005. The financial statement impact for the years 2002 through 2005 was not material to any period. Therefore, in this Form 10-K, we recorded a non-cash after tax charge of $1.8 million in the fourth quarter of 2006. The December 31, 2003 balance of additional paid-in capital was increased $9.1 million with a corresponding decrease to retained earnings to reflect the cumulative effect from prior years. The effect in each of the years 1993 to 2001 is set fourth in Note 2 of the Notes to Consolidated Financial Statements.

In March 2007, we received notice from the Indenture Trustee of our $400.0 million 7.5% Senior Notes that in the Indenture Trustee’s opinion, our failure to file a 10K Report for the fiscal year ending December 31, 2006, was an event of default under the Indenture. We contested the appropriateness of the Indenture Trustee’s notice at that time. On July 24, 2007, we received a further notice from the Indenture Trustee, stating that acting upon a direction of a majority of the Senior Noteholders, it had accelerated the unpaid principal, premium, if any, and unpaid interest on all Senior Notes outstanding. We have obtained a temporary restraining order in U.S. District Court requiring the Indenture Trustee to rescind the attempted acceleration pending a preliminary injunction hearing on August 16, 2007.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	potential divestitures of restaurants, restaurant concepts and other operations or lines of business,

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	effect of the attempt to accelerate certain outstanding debt;

•	same store sales;

•	earnings guidance;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors.”

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under Item 1A. “Risk Factors” and elsewhere in this report, or in the documents incorporated by reference herein. We assume no obligation to modify or revise any forward looking statements to reflect any subsequent events or circumstances arising after the date that the statement was made.

LANDRY’S RESTAURANTS, INC.

PART I.

ITEM 1.    BUSINESS

General

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full-service, casual dining restaurants, primarily under the names of Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, The Crab House, Charley’s Crab and The Chart House. As of December 31, 2006, we owned and operated over 179 full-service and certain limited-service restaurants in 29 states. Our portfolio of restaurants consists of a broad array of formats, menus and price-points that appeal to a wide range of markets and customer tastes. We offer concepts ranging from upscale steak and seafood restaurants to casual theme-based restaurants. We are also engaged in the ownership and operation of select hospitality businesses including hotel and casino resorts that provide our customers with unique dining, leisure and entertainment experiences, including the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada.

We opened the first Landry’s Seafood House restaurant in 1980. In 1993, we became a public company. Our stock is listed on the New York Stock Exchange under the symbol “LNY.” In 1994, we acquired the first Joe’s Crab Shack (“Joe’s”) restaurant and in 1996, acquired the Crab House chain of restaurants. We acquired Rainforest Cafe, Inc., a publicly traded restaurant company, in 2000. During 2001, we changed our name to Landry’s Restaurants, Inc. to reflect our expansion and broadening of operations. During 2002, we acquired 15 Charley’s Crab seafood restaurants located primarily in Michigan and Florida, and 27 Chart House seafood restaurants, located primarily on the East and West Coasts of the United States. In October 2002, we purchased 27 Texas-based Saltgrass Steak House restaurants. In September 2005, we acquired the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada (“Golden Nugget”). In February 2006, we acquired 80% of T-Rex Cafe, Inc. (“T-Rex”) from Schussler Creative, Inc. (SCI) and committed to the construction of at least four restaurants, two of which are to be located at high profile Disney properties.

During the third quarter of fiscal 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s units. In November 2006, we completed the sale of 120 Joe’s restaurants to a non-affiliated entity, JCS Holdings, LLC, a newly formed entity created by J.H. Whitney Capital Partners, LLC.

We will continue to add to our base of restaurants, opening primarily Saltgrass Steak House and Signature Group restaurants (defined below). The majority of our remaining new restaurant expansion will be in areas where we are already located so we can take advantage of advertising and other economies of scale, including our existing labor force. In addition, we plan to selectively pursue other hospitality businesses that are complementary to our current operations.

Core Restaurant Concepts

Our portfolio of restaurant concepts consist of a variety of formats ranging from upscale steak and seafood restaurants to casual theme-based restaurants, each providing our guests with a distinct dining experience.

We currently operate our restaurants through the following divisions:

•	the Landry’s Division, our high-profile seafood and signature restaurants;

•	Rainforest Cafe, our rainforest-themed casual dining restaurants and;

•	Saltgrass Steak House, our Texas-Western themed casual dining restaurants.

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

•

Landry’s Seafood House.    Landry’s Seafood House is a full-service traditional Gulf Coast seafood restaurant. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, casual atmosphere. The restaurants feature a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. Dinner entree prices range from $15.99 to $30.99, with certain items offered at market price. Lunch entrees range from $8.99 to $17.99. During the year ended December 31, 2006, alcoholic beverage sales accounted for approximately 19% of the concept’s total restaurant revenues.

•

The Crab House.    The Crab House is a full-service casual dining seafood restaurant with a casual nautical theme. Many of our The Crab House restaurants feature a fresh seafood salad bar. Dinner entree prices range from $14.99 to $26.99, with certain items offered at market price. Lunch entrees range from $8.99 to $14.99. During the year ended December 31, 2006, alcoholic beverage sales accounted for approximately 14% of the concept’s total restaurant revenues.

•

Chart House and C.A. Muer.    The Chart House restaurants and C.A. Muer restaurants, which include restaurants under several trade names, primarily Charley’s Crab, have very long and successful operating histories and provide an upscale full-service dining experience. Located on some of the most scenic properties on the East and West Coasts, many Chart House restaurants, which were founded in 1961, sit on prime waterfront venues. Charley’s Crab restaurants, which were founded in 1964, are generally situated throughout Michigan and Florida, include numerous waterfront locations and have unique architectural details with two restaurants located in renovated historical train stations. Both the Chart House and Charley’s Crab restaurant menus offer an extensive variety of seasonal fresh fish, shrimp, beef and other daily seafood specialties, and several restaurants also offer lunch seating and a Sunday brunch. Chart House dinner entree prices range from $17.99 to $42.99. Charley’s Crab dinner entree prices range from $17.00 to $39.99, with lunch entree prices ranging from $11.99 to $26.99. During the year ending December 31, 2006, alcoholic beverage sales accounted for approximately 23% of the Chart House restaurant revenues and 21% of the C.A. Muer total restaurant revenues.

Rainforest Cafe.    The Rainforest Cafe restaurants provide full-service casual dining in a visually and audibly stimulating and entertaining rainforest-themed environment that appeal to a broad range of customers. Each Rainforest Cafe consists of a restaurant and a retail village. The restaurant provides an attractive value to customers by offering a full menu of high-quality food and beverage items served in a simulated rainforest complete with thunderstorms, waterfalls and active wildlife. In the retail village, we sell complementary apparel, toys and gifts with the Rainforest Cafe logo in addition to other items reflecting the rainforest theme. Entree prices range from $8.99 to $22.99. During the year ended December 31, 2006, retail sales and alcoholic beverage sales accounted for approximately 22% of the concept’s total restaurant revenues. Rainforest Cafe restaurants typically are larger units and generate higher unit volumes than restaurants in our other concepts, and have operating profit margins that are comparable to our other restaurants.

Saltgrass Steak House.    The Saltgrass Steak House restaurants offer full-service casual dining in a Texas-Western theme. Prototype buildings welcome guests into a stone and wood beam ranch house complete with a fireplace and a saloon-style bar. Menu options extend from filet mignon to chicken fried steak to fresh fish to grilled chicken breast. Dinner entree prices range from $7.99 to $25.99 and lunch prices range from $7.99 to $14.99. During the year ended December 31, 2006, alcoholic beverage sales accounted for approximately 12% of the concept’s total restaurant revenues.

Specialty Growth Division

Our Specialty Growth Division consists of hospitality and amusement properties that provide ancillary revenue streams and opportunities complementary to our core restaurant business. The Specialty Growth Division includes the following properties:

Kemah Boardwalk—Galveston County, Texas.    Our Specialty Growth Division commenced operations with the opening in 1999 of the Kemah Boardwalk, our owned amusement, entertainment and retail complex located on approximately 40 acres in Galveston County’s Kemah, Texas. The Kemah Boardwalk has multiple attractions; including specialty retail shops, a boutique hotel, a marina, and carnival-style rides and games. The Kemah Boardwalk’s activities are based upon and complementary to the business and traffic generated at our eight wholly owned and operated high-volume restaurants situated at that location, which include units from most of our core restaurant concepts described above as well as the original Aquarium Restaurant.

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

Galveston Island Convention Center.    The revitalization of the Galveston seawall on the Gulf of Mexico, an area that includes a significant number of our restaurants, is underway with our development of the Galveston Island Convention Center. The convention center is housed on a 26-acre beachfront locale. The facility accommodates a 43,000 square foot exhibition hall, a 15,500 square foot ballroom and over 12,000 square feet of smaller breakout rooms. The convention center is owned by the City of Galveston and managed and operated by us.

Holiday Inn on the Beach—Galveston, Texas.    In 2003, we acquired the Holiday Inn on the Beach, a 180 room beachfront resort hotel located along Galveston’s seawall and near the new Galveston Island Convention Center. This property is wholly owned and operated by us.

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

Tower of the Americas—San Antonio, Texas.    In 2004, we entered into a 15-year lease agreement with the City of San Antonio to renovate and operate the 750-foot landmark Tower of the Americas, a major tourist attraction in San Antonio. In the summer of 2006 this redevelopment culminated in the opening of Eyes Over Texas, an upscale revolving restaurant, an open air observation deck at the top of the tower, and a Texas-themed 4-D “multi-sensory” theater on the ground level.

T-Rex Cafe.    In February 2006, we acquired 80% of T-Rex Cafe, Inc. (“T-Rex”). T-Rex is a unique concept that features an interactive prehistoric environment with life-size animatronic dinosaurs. Under the agreement, we guaranteed the funding for the construction, development and pre-opening of at least three T-Rex Cafes, the first of which opened in July 2006 in Kansas City. The next unit is expected to open in 2008 at Downtown Disney World.

Yak &Yeti.    In February 2006, we also acquired the majority interest in a new Asian themed eatery which is expected to open in Disney’s Animal Kingdom Theme Park in 2007. In a setting reminiscent of a rural Himalayan village, the Asian-Fusion concept will offer both full-service table dining and quick service food as well as feature a retail component offering Asian goods ranging from Sushi plates to chopsticks and fine teapots.

Gaming Division

In 2005, we acquired the Golden Nugget Hotels and Casinos in Las Vegas and Laughlin, Nevada. We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to continue to capitalize on the strong name recognition and high level of quality and value associated with it. Demonstrating a long-standing commitment to quality and service, the Golden Nugget—Las Vegas has received the prestigious AAA Four Diamond Award for thirty consecutive years, which is a record for any lodging establishment in Nevada. Presented by the American Automobile Association, a North American motoring and leisure travel organization, the 2007 award was given to only 19 Nevada hotels of the approximately 50,000 eligible lodging establishments in the United States evaluated by the AAA. According to the AAA, establishments that receive the AAA Four Diamond Award are upscale in all areas and offer an extensive array of amenities and a high degree of hospitality, service and attention to detail.

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

•

High-profile locations for restaurants.    We locate a substantial number of our restaurants in markets that provide a balanced mix of tourist, convention, business and residential clientele. We believe that this strategy results in a high volume of new and repeat customers and provides us with increased name recognition in new markets. As of December 31, 2006, we had 70 restaurants that are considered waterfront properties, which we believe is the largest collection of waterfront restaurants of any domestic restaurant company.

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

•

Expansion of our core restaurant concepts.    We believe we have demonstrated the viability of our restaurant concepts in a wide variety of markets across the United States. We anticipate continued expansion of our core restaurant concepts by opening additional units in existing markets that provide us economic and operating efficiencies and the ability to leverage our operating expertise and knowledge as well as expanding into new markets. The specific rate at which we are able to open new restaurants will be determined by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, obtaining adequate sources of capital and by our ability to supervise construction, recruit and train management personnel, and achieve or exceed targeted financial results and returns.

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

The following is a summary of our major acquisitions:

Rainforest Cafe (2000).    Since our acquisition of Rainforest Cafe, we have focused on stabilizing this concept’s operations. We have closed unprofitable locations, renegotiated leases, reduced general and administrative expenses and refreshed the concept’s menu with proven menu items from our other concepts. Overall sales trends at Rainforest Cafe units at tourist destinations have improved, resulting in positive comparative sales for 2006.

Chart House and C.A. Muer (2002).    The Chart House and C.A. Muer restaurant acquisitions enabled us to purchase a collection of valuable restaurant locations, many of which are situated on premium waterfront properties on the Pacific and Atlantic Oceans. We have remodeled many of these units, freshening and updating the look of these venues. In addition, these restaurants have undergone menu evaluations and re-engineering in order for us to feature successful dishes from previous menus side-by-side with bold, fresh ideas from our culinary experts. The remodeling and menu changes have been met with favorable results as evidenced by strong sales trends. No significant near-term expansion of these concepts is currently planned, and future growth will be dependent upon profitability and unit economics.

Saltgrass Steak House (2002).    The nearly seamless integration of Saltgrass Steak House restaurants into our systems in late 2002 was highlighted by the conversion of all 27 restaurants to our financial tools within 60 days of acquisition. These tools include our point-of-sale system and also implementation of our profitability and labor/payroll programs. Since the acquisition, we have expanded the concept, opening two new steak houses in 2003, four in 2004, two in 2005 and five in 2006. Also, in 2006 we initiated a plan to convert a number of Joe’s Crab Shack restaurants into Saltgrass Steak Houses and we also opened our first unit outside of Texas. Further expansion of this concept into our existing markets and development of new markets is planned in 2007.

Golden Nugget (2005).    The Golden Nugget acquisition allowed us to enter the gaming business with one of the most recognized brands in the industry and in the preeminent gaming city, Las Vegas, Nevada. We also acquired the Golden Nugget property in Laughlin, Nevada.

In 2005, we initiated a major renovation and expansion of the Las Vegas property designed to create additional excitement, improved amenities and dining options while maintaining the warmth and high level of personalized service for which the Golden Nugget is known. The first phase of the renovation was completed in 2006 and included opening a new spa, buffet, swimming pool, lounge, poker room, race and sports book and showroom. We also replaced several existing casino restaurants with restaurants from our existing portfolio of concepts. The second phase of the renovation will include the completion of a new event center, nightclub and an expansion of the gaming floor. The Golden Nugget Las Vegas occupies approximately eight acres in downtown Las Vegas with approximately 42,000 square feet of gaming area. The property also features three towers containing 1,907 rooms, the largest number of guestrooms in downtown Las Vegas, approximately 1,153 slot machines and 59 table games. The Golden Nugget—Laughlin has approximately 32,000 square feet of gaming space, 996 slot machines, 14 table games and 300 hotel rooms.

T-Rex (2006).    In February 2006, we acquired 80% of T-Rex Cafe, Inc. (“T-Rex”) and committed to the construction of at least four restaurants, two of which are to be located at high profile Disney properties.

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

The following table enumerates by state the location of our restaurants as of December 31, 2006:

State	Number of Units	State	Number of Units
Alabama	2	Missouri	2
Arizona	2	Nevada	8
California	14	New Jersey	5
Colorado	7	New Mexico	1
Connecticut	1	New York	1
Florida	21	Ohio	3
Georgia	1	Oklahoma	1
Illinois	5	Oregon	1
Kansas	2	Pennsylvania	2
Kentucky	1	South Carolina	4
Louisiana	3	Tennessee	2
Maryland	2	Texas	72
Massachusetts	2	Virginia	1
Michigan	8	Washington	1
Minnesota	3	Toronto, Canada	1

		Total	179

We own and operate the Golden Nugget Hotels and Casinos in Las Vegas and Laughlin, Nevada.

We are also the developer and operator of the Kemah Boardwalk located south of Houston, Texas. We own and operate substantially all of the 40-acre Kemah Boardwalk development, which includes eight restaurants (included in the table above), a hotel, retail shops, amusement attractions, and a marina.

We own and operate several additional limited menu restaurants, hospitality venues and other properties which are excluded from the numerical counts due to materiality.

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

Management and Employees

We staff our operating units with management that has experience in our industry. We believe our strong team-oriented culture helps us attract highly motivated employees who provide customers with a superior level of service. We train our kitchen employees, wait staff, hotel staff and casino employees to take great pride serving our customers in accordance with our high standards. Managers and staff are trained to be courteous and attentive to customer needs, and the managers, in particular, are instructed to regularly visit with customers. Senior corporate management hosts weekly meetings with our general managers to discuss individual unit performance and customer comments. Moreover, we require general managers to hold weekly meetings at their individual operating units. We monitor compliance with our quality requirements through periodic on-site visits and formal periodic inspections by regional field managers and supervisory personnel from our corporate offices.

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

As of December 31, 2006, there were approximately 46 individuals involved in regional management functions generally performing on-site visits, formal inspections and similar responsibilities. As we grow, we plan to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within their geographic area. We plan to promote successful experienced restaurant level management personnel to serve as future regional managers. Regional management is continuously evaluated for performance and effectiveness.

As of December 31, 2006, in the restaurant division, we employed approximately 17,000 persons, of whom 1,264 were restaurant managers or manager-trainees, 307 were salaried corporate and administrative employees, approximately 46 were operations regional management employees, 25 were development and construction employees and the rest were hourly employees. Typical restaurant employment for us is at a seasonal low at December 31, and may increase by 30% or more in the summer months. Our restaurants generally employ an average of approximately 60 to 100 people, depending on seasonal needs. The larger Rainforest Cafe restaurants generally have 160 to 200 employees on average, with certain larger volume units having in excess of 400 people. We believe that our management level employee turnover for 2006 was within industry standards.

In the Gaming Division, we employed approximately 3,055 persons, of whom 276 were management, 355 were salaried employees and the rest were hourly employees. Approximately 1,377 employees are covered by collective bargaining agreements at our Golden Nugget Hotel and Casino in Las Vegas, Nevada.

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

Advertising and Marketing

We employ a marketing strategy to attract new customers, to increase the frequency of visits by existing customers, and to establish a high level of name recognition through television and radio commercials, billboards, travel and hospitality magazines, print advertising and newspaper drops. Our advertising expenditures for 2006 were approximately 2.8% of revenues from continuing operations. We expect to cross market our restaurant, hospitality and gaming locations to leverage our advertising spend. We anticipate that future advertising and marketing expenses will decrease slightly as a percentage of revenues due to the sale of the 120 Joe’s Crab Shack units which relied heavily on television marketing.

Service Marks

Landry’s Seafood House, Rainforest Cafe, Chart House, Charley’s Crab, Saltgrass Steak House and Golden Nugget are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them.

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

Rainforest International License and Joint Venture Agreements

Rainforest Cafe has entered into exclusive license arrangements relating to the operations and development of Rainforest Cafes in the United Kingdom, Japan, France, Mexico, Canada, Egypt and Turkey. There are eight international units, including seven franchised units and one Company owned and operated unit in Toronto, Canada. The Egyptian and Turkey units are expected to open in 2007. We have signed agreements for four additional units in the Middle East over the next four years. Four international franchised units were closed between 2002 and early 2003 due to declining sales and profitability. We own various equity interests in several of the international locations, which were included when we acquired Rainforest Cafe in 2000. We do not anticipate revenues from international franchises to be significant.

Information as to Classes of Similar Products or Services

We operate in only two reportable industry segments: restaurant and hospitality and gaming operations.

ITEM 1A.    RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

Moreover, in response to higher insurance costs for our property and casualty coverage due to our large concentration of coastal properties, we significantly reduced our aggregate insurance policy limits and purchased individual windstorm policies for the majority of our operating units located along the Texas gulf coast. Although, we have never had an insurance claim in excess of our existing coverage, there is no assurance that we will have adequate insurance coverage to recover losses that may result from a catastrophic event.

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

We use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, any substantial increases in the cost of electricity and natural gas in the United States will increase our cost of operations, which would negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, higher energy and gasoline prices affecting our customers may increase their cost of travel to our hotel-casinos and result in reduced visits to our properties and a reduction in our revenues.

The restaurant, hospitality and gaming industries are particularly affected by trends and fluctuations in demand and are highly competitive. If we are unable to successfully surmount these challenges, our business and results of operations could be materially adversely affected.

Restaurant Industry

The restaurant industry is intensely competitive and is affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as:

•	traffic patterns,

•	demographic considerations,

•	the amounts spent on, and the effectiveness of, our marketing efforts,

•	weather conditions, and

•	the type, number, and location of competing restaurants.

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

Rainforest Cafe has license arrangements relating to the operations and development of Rainforest Cafes in the United Kingdom, Japan, France, Mexico, Canada, Egypt and Turkey. These agreements include a per unit development fee and restaurant royalties ranging from 3% to 7% of revenues. There are nine international units; one is owned outright, and the rest are franchises. We own various equity interests in several of the international franchise locations. Our international operations will be subject to certain external business risks such as exchange rate fluctuations, political instability and the significant weakening of a local economy in which a foreign unit is located. In addition, it may be more difficult to register and protect our intellectual property rights in certain foreign countries.

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names, which could have an adverse affect on our business and results of operations.

Landry’s Seafood House, Rainforest Cafe, Charley’s Crab, Saltgrass Steak House, Chart House and Golden Nugget are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them. There is no assurance that any of our rights in any of our intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property or against any of our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. The failure to enforce any of our intellectual property rights could have the effect of reducing our ability to capitalize on our efforts to establish brand equity.

We face the risk of adverse publicity and litigation, the cost or adverse results of which could have a material adverse effect on our business and results of operations.

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

In connection with certain of our discontinued operations, we remain the guarantor or assignor under a number of leased locations. In the event of future defaults under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and / or cash flows.

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

Certain holders of our Senior Notes have attempted to accelerate our Senior Notes. If we are unsuccessful in showing that the attempted acceleration is inappropriate and also unsuccessful in curing such attempted acceleration, obtaining alternative financing in the current credit market could materially adversely affect our business and results of operations.

The Indenture Trustee of our Senior Notes notified us that due to our inability to file our fiscal year end December 31, 2006 10K Report, the Indenture Trustee, acting upon a direction of holders of a majority of Senior Noteholders, had accelerated the $400.0 million of unpaid principal, premium if any, and unpaid interest on all outstanding Senior Notes. We have obtained a temporary restraining order in U.S. District Court requiring the Indenture Trustee to rescind the attempted acceleration pending a preliminary injunction hearing on August 16, 2007.

If we are unsuccessful in permanently rescinding the acceleration, we may be required to obtain alternative financing during this period of credit market disruption which will likely result in higher interest rates and more restrictive terms than could be obtained in a stable market and the resulting higher interest expense could have a materially adverse effect on our business and results of operations, as well as our acquisition strategy.

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

Changes in our tax rates could affect our future results

Our future effective tax rates could be affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, however there can be no assurance that we will accurately predict the outcomes of these audits and the actual outcomes of these audits could have a material impact on our net income. In addition, the carrying values of deferred tax assets are dependent on our ability to generate future taxable income.

The matters relating to the investigation of our historical stock option granting practices and the restatement of our consolidated financial statements have resulted in our being named as a party in a derivative legal action and may result in future litigation, which could harm our business and financial condition.

As a result of our voluntary internal review of our historical stock option granting practices, we recorded additional non-cash compensation expense. To correct these accounting errors, we restated our consolidated financial statements for certain applicable periods. The investigation and restatements have exposed us to greater risks associated with litigation. Publicity resulting from these actions may materially adversely affect us, regardless of the cause or effect of the actions. Since December 31, 2006, one derivative action has been filed naming a number of current and former officers and directors as defendants. The Company is a nominal defendant. We cannot assure you about the outcome of this derivative lawsuit or any future litigation. The conduct and resolution of litigation could be time consuming, expensive, cause us to have to pay legal expenses in certain instances to current and former officers and directors, and may distract management from the conduct of our business. In addition, damages and other remedies awarded in any such litigating could harm our business and financial condition.

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

None.

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

ITEM 3.    LEGAL PROCEEDINGS

On April 4, 2006, a purported class action lawsuit was filed against Joe’s Crab Shack – San Diego, Inc. in the Superior Court of California in San Diego by Kyle Pietrzak and others similarly situated. The lawsuit alleges that the defendant violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide minimum reporting time pay, failing to compensate employees for required expenses, including the expense to maintain uniforms, and violations of the Unfair Competition Law. In June 2006, the lawsuit was amended to include Kristina Brask as a named plaintiff and named Crab Addison, Inc. and Landry’s Seafood House—Arlington, Inc. as additional defendants. The Company denies Plaintiffs’ claims. We have reached a tentative settlement agreement which we expect to submit to the court and fully accrued the amount, which is not believed to be material to our financial position. There is no certainty, however, that the settlement agreement, when submitted, will be approved by the court.

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

On August 21, 2006 and subsequently amended on January 5, 2007, a purported shareholder derivative action entitled Albert D. Hulliung, derivatively on Behalf of Nominal Defendant Landry’s Restaurants, Inc. was brought against certain members of our Board of Directors and certain of our current and former executive officers in the District Court of Harris County, Texas. The lawsuit alleges breach of fiduciary duties, unjust enrichment and other violations of law relating to the Company’s historical stock option practices. Plaintiff seeks to recover damages in favor of the Company for damages sustained by the Company, disgorgement of profits, and attorney’s fees and expenses. The Company has formed an independent special committee of the Board of Directors to investigate the allegations and has filed a motion with the court to stay the proceedings pending the outcome of the investigation.

On August 1, 2007, we filed a lawsuit in Federal District Court in the Southern District of Texas—Galveston Division against U.S. Bank, National Association, et. al., the Indenture Trustee under the Company’s $400.0 million Senior Notes (“Notes”) for wrongful acceleration of the Notes due to an alleged event of default resulting from our failure to timely file our Form 10-K with the Securities and Exchange Commission and deliver this Form 10-K to the Indenture Trustee, all within the time period specified by the rules and regulations of the Securities & Exchange Commission. We obtained a Temporary Restraining Order halting the acceleration and reinstating the Notes pending a temporary injunction hearing currently scheduled for August 16, 2007. We are seeking a declaratory judgment that the Notes were improperly accelerated and damages.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “LNY.” As of July 31, 2007, there were approximately 1,061 stockholders of record of the common stock.

The table below sets forth, for the periods indicated, the high and low sale prices as reported on the New York Stock Exchange.

	High	Low
2005
First Quarter	$33.00	$26.47
Second Quarter	31.60	25.39
Third Quarter	32.90	26.82
Fourth Quarter	29.78	25.80
2006
First Quarter	$35.45	$26.14
Second Quarter	36.30	29.48
Third Quarter	32.98	26.11
Fourth Quarter	32.10	27.40

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return Among

Landry’s Restaurants, Inc., Dow Jones Global Index

And Dow Jones Restaurant Index

	01/01/02	01/01/03	01/01/04	01/01/05	01/01/06	01/01/07
Dow Jones Industrial Average	100	83	104	108	107	124
Dow Jones Restaurant Index	100	81	115	148	154	187
Landry’s Restaurants, Inc.	100	114	138	156	143	161

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

We purchased 0.2 million shares of our common stock during 2006, and have approximately $55.5 million at December 31, 2006 that may yet be purchased under existing programs.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. The financial data as of and for the years ended December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements which are incorporated by reference herein, and should be read in conjunction with our consolidated financial statements and the notes thereto, which have been audited by Grant Thornton LLP for the years ended December 31, 2006, 2005 and 2004. The financial data as of and for the years ending December 31, 2003 and 2002 has been derived from our consolidated financial statements which were previously audited by Ernst & Young LLP. The financial data for 2002 and 2003 does not agree to the previously audited financial statements as it reflects certain reclassification for discontinued operations that have not been audited.

As previously disclosed, in 2006 we initiated a voluntary review of our historical stock option granting process from 1993 to 2005 which we completed in 2007. The review identified certain employee stock option awards for which the Company had historically used an incorrect measurement date or failed to record compensation expense due to materiality. As a result, we have determined that a restatement of our financial statements for the years 2001 and prior is appropriate. The cumulative unrecorded stock compensation expense for the years 2002 to 2005 is not material. The aggregate impact of the additional compensation expense for the years 2001 and prior was $14.2 million dollars on a pre-tax basis or $9.1 million after tax and is reflected as an increase to additional paid-in capital with a corresponding decrease to retained earnings in the 2002 stockholders’ equity included in the following table. The cumulative effect of the additional compensation expense for the years 2002 to 2005 of $2.8 million pre-tax, or $1.8 million after tax, is not material in any fiscal year and is included as a non-cash charge in the fourth quarter of 2006. A component of this non-cash charge, or $1.1 million pre-tax and $0.8 million after tax, is classified as discontinued operations and the remainder is included in general and administrative expense in the statement of income.

Discontinued Operations

During 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units. Results of operations for all units included in the disposal plan have been reclassified as discontinued operations in the statements of income for all periods presented.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes. All amounts are in thousands, except per share data.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year Ended December 31,
	2006	2005	2004	2003	2002
REVENUES	$1,134,301	$897,460	$804,903	$751,758	$566,376
OPERATING COSTS AND EXPENSES:
Cost of revenues	258,995	233,591	225,439	214,991	160,492
Labor	369,756	269,824	232,327	218,530	165,227
Other operating expenses	288,178	223,590	199,661	184,334	143,268
General and administrative expense	57,977	47,442	48,445	42,433	35,468
Depreciation and amortization	57,465	44,761	38,959	32,086	25,487
Asset impairment expense (1)	8,636	—	1,709	13,144	2,200
Pre-opening expenses	6,230	3,031	3,234	4,167	2,705

Total operating costs and expenses	1,047,237	822,239	749,774	709,685	534,847

OPERATING INCOME	87,064	75,221	55,129	42,073	31,529
OTHER EXPENSE (INCOME):
Interest expense, net	49,215	31,207	10,846	6,856	3,477
Other, net (2)	(2,421)	(218)	13,176	1,096	(1,122)

Total other expense	46,794	30,989	24,022	7,952	2,355

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	40,270	44,231	31,107	34,121	29,174
PROVISION (BENEFIT) FOR INCOME TAXES (3)	10,750	13,888	(9,549)	3,916	8,726

INCOME FROM CONTINUING OPERATIONS	29,520	30,343	40,656	30,205	20,448
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES (1)	(51,290)	14,472	25,865	14,709	20,043

NET INCOME (LOSS)	$(21,770)	$44,815	$66,521	$44,914	$40,491

EARNINGS PER SHARE INFORMATION:
BASIC
Income from continuing operations	$1.39	$1.36	$1.50	$1.10	$0.79
Income (loss) from discontinued operations	(2.41)	0.65	0.96	0.53	0.77

Net income (loss)	$(1.02)	$2.01	$2.46	$1.63	$1.56

Weighted average number of common shares outstanding	21,300	22,300	27,000	27,600	25,900
DILUTED
Income from continuing operations	$1.34	$1.32	$1.46	$1.07	$0.76
Income (loss) from discontinued operations	(2.33)	0.63	0.93	0.52	0.75

Net income (loss)	$(0.99)	$1.95	$2.39	$1.59	$1.51

Weighted average number of common and common share equivalents outstanding	22,000	23,000	27,800	28,325	26,900
EBITDA
Net Income (loss)	(21,770)	44,815	66,521	44,914	40,491
Add back:
Income (loss) from discontinued operations	51,290	(14,472)	(25,865)	(14,709)	(20,043)
Provision (benefit) for income tax	10,750	13,888	(9,549)	3,916	8,726
Other expense (income)	46,794	30,989	24,022	7,952	2,355
Depreciation and amortization	57,465	44,761	38,959	32,086	25,487
Asset impairment expense	8,636	—	1,709	13,144	2,200
Stock based compensation expense	7,610	689	432	81	—

EBITDA from continuing operations	160,775	120,670	96,229	87,384	59,216

BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)	(67,184)	197,972	161,515	(38,767)	(55,475)
Total assets	1,464,912	1,612,579	1,344,952	1,104,883	934,898
Short-term notes payable and current portion of notes and other obligations	748	1,852	1,700	1,963	1,783
Long term notes and other obligations, net of current portion	710,456	816,044	559,545	299,736	189,404
Stockholders’ equity (1)(4)	494,707	516,770	600,897	599,894	563,406

(1)	In 2006, 2004, 2003 and 2002, we recorded asset impairment charges related to continuing operations of $8.6 million ($6.3 million after tax), $1.7 million ($1.2 million after tax), $13.1 million ($9.1 million after tax) and $2.2 million ($1.5 million after tax) respectively, related to the adjustment to estimated fair value of certain restaurant properties and assets. In 2006, we also recorded asset impairment charges and other losses totaling $74.2 million ($44.9 million after tax) related to discontinued operations. We consider the asset impairment expense as additional depreciation and amortization, although shown as a separate line item in the consolidated income statements.
(2)	In 2004, we recorded prepayment penalty expense and other costs related to the refinancing of our long-term debt of approximately $16.6 million ($11.3 million after tax).
(3)	In 2004 and 2003, we recognized $18.5 million and $6.3 million in income tax benefits for a reduction of the valuation allowance and deferred tax liabilities attributable to tax benefits deemed realizable and reduced accruals.
(4)	Stockholders’ equity in 2002 includes the cumulative effect of the restatement described above.

EBITDA is not a generally accepted accounting principles (“GAAP”) measurement and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance. EBITDA is not intended to be viewed as a source of liquidity or as a cash flow measure as used in the statement of cash flows. EBITDA is simply shown above as it is a commonly used non-GAAP valuation statistic. EBITDA as shown differs from that used in our credit agreements primarily due to non guarantor subsidiaries and other specifically defined calculations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

We primarily own and operate full-service, casual dining restaurants and two casinos. As of December 31, 2006, we operated 179 full service restaurants. In addition to these units, there were several limited menu restaurants and other properties (as described in Item 1. Business), and the Golden Nugget Hotels and Casinos in Las Vegas and Laughlin, Nevada as more fully described below.

During 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units. Results of operations for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income for all periods presented.

On November 17, 2006, we completed the sale of 120 Joe’s Crab Shack restaurants to JCS Holdings, LLC, an unaffiliated new entity created by J.H. Whitney Capital Partners, LLC for approximately $192.0 million, including the assumption of certain working capital liabilities to be finalized in 2007. In connection with the sale, we recorded pre-tax impairment charges and other losses totaling $49.2 million ($29.8 million after tax). Under the terms of the sale, we are providing JCS Holdings, LLC transitional support services for a period not expected to exceed twelve months. These services include, among other things, IT and purchasing support, as well as office space. Following cessation of these activities, we do not anticipate any significant continuing involvement with or cash flows from JCS Holdings, LLC.

We recorded additional pre-tax impairment charges totaling $24.9 million for the year ended December 31, 2006 to write down carrying values of assets pertaining to the remaining stores included in our disposal plan. We expect to sell the land and improvements belonging to these remaining restaurants, or abandon those locations, within the next 12 to 18 months.

In connection with our strategic review, we also identified certain restaurants that we believe are suitable for conversion into other Landry’s concepts. As a result of this review, we took a charge of $8.6 million to impair certain assets relating to these conversion units to reflect our best estimates of their fair market value. The results of operations for these restaurants are included in continuing operations.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding: potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries; future capital expenditures, including the amount and nature thereof; potential divestitures of restaurants, restaurant concepts and other operations or lines of business, business strategy and measures to implement such strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; the effectiveness of our marketing efforts; changing demographics surrounding our restaurants, hotels and casinos; the effect of changes in tax laws; actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses; our expectations of the continued availability and cost of capital resources; same store sales; earnings guidance; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success; the risks described in “Risk Factors.”

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under Item 1A. “Risk Factors” and elsewhere in this report, or in the documents incorporated by reference herein. We assume no obligation to modify or revise any forward looking statements to reflect any subsequent events or circumstances arising after the date that the statement was made.

Results of Operations

Profitability

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	22.8%	26.0%	28.0%
Labor	32.6%	30.1%	28.9%
Other operating expenses	25.4%	24.9%	24.8%

Unit Level Profit	19.2%	19.0%	18.3%

Year ended December 31, 2006 Compared to the Year ended December 31, 2005

Restaurant and hospitality revenues increased $71,104,296, or 8.5%, from $831,818,786 to $902,923,082 for the year ended December 31, 2006 compared to the year ended December 31, 2005. The total increase/change in revenue is comprised of the following approximate amounts: 2006 restaurant openings—increase of $48.3 million; 2006 restaurant closings—decrease of $9.0 million; locations open 2006 and 2005 including “honeymoon” periods—increase of $34.8 million; units closed for an extended period as a result of the hurricane—decrease of $4.7 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of December 31, 2006 and 2005 increased from 177 as of December 31, 2005 to 179 as of December 31, 2006.

Gaming revenues increased $165,737,338 for the year ended December 31, 2006 as a result of the acquisition of the Golden Nugget. The results of the Golden Nugget are included from the September 27, 2005 acquisition date.

As a result of increased revenues, cost of revenues increased $25,403,610, or 10.9%, from $233,590,929 to $258,994,539 in the year ended December 31, 2006, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the year ended December 31, 2006, decreased to 22.8% from 26.0% in 2005. The decrease in cost of revenues as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget since gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Labor expenses increased $99,930,996, or 37.0%, from $269,824,500 to $369,755,496 in the year ended December 31, 2006, compared to the same period in the prior year, primarily as a result of increased revenues. Labor expenses as a percentage of revenues for the year ended December 31, 2006 increased to 32.6% from 30.1% in 2005, principally due to the acquisition of the Golden Nugget since gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Other operating expenses increased $64,588,497, or 28.9%, from $223,589,627 to $288,178,124 in the year ended December 31, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 25.4% in 2006 from 24.9% in 2005, as a primary result of the acquisition of the Golden Nugget since gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

General and administrative expenses increased $10,534,765, or 22.2%, from $47,442,596 to $57,977,361 in the year ended December 31, 2006, compared to the same period in the prior year. General and administrative expenses decreased as a percentage of revenues to 5.1% in 2006 from 5.3% in 2005. This percentage decrease is primarily attributable to the increase in revenues, offset by increased stock-based compensation expense as compared to the prior year comparable period.

Depreciation and amortization expense increased $12,704,419, or 28.4%, from $44,760,700 to $57,465,119 in the year ended December 31, 2006, compared to the same period in the prior year. The increase for 2006 was primarily due to an increase in depreciation related to the addition of new restaurants and equipment and the acquisition of the Golden Nugget.

As part of our strategic review of operations in 2006, we identified certain Joe’s restaurants that we believe are suitable for conversion into other Landry’s concepts. As a result of this review, we took a charge of $8.6 million to impair certain assets relating to these conversion units to reflect our best estimates of their fair market value. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment. We did not take any impairment charges in 2005.

Restaurant pre-opening expenses were $6,230,465 for the year ended December 31, 2006, compared to $3,030,611 for the same period in the prior year. The increase resulted from our opening a greater number of larger scale restaurants during 2006 as compared to units opened in 2005.

The increase in net interest expense for the year ended December 31, 2006 as compared to the prior year is primarily due to higher borrowings, as well as an increase in our average borrowing rate.

Other income, net for 2006 was $2,421,901 and consisted primarily of gains recognized on the sale of a restaurant property and insurance proceeds.

Provision for income taxes decreased by $3,138,141 to $10,750,064 in the year ended December 31, 2006. Our effective tax rate for 2006 was 26.7% compared to 31.4% in 2005.

Year ended December 31, 2005 Compared to the Year ended December 31, 2004

Restaurant and hospitality revenues increased $26,915,734, or 3.3%, from $804,903,052 to $831,818,786 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The total increase/change in revenue is comprised of the following approximate amounts: 2005 restaurant openings—increase of $19.6 million; restaurant closings—decrease of $5.2 million; locations open 2005 and 2004 including “honeymoon” periods—increase of $ 16.1 million; day lost due to leap year—decrease of $1.8 million; units closed for an extended period as a result of the hurricane—decrease of $1.9 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of December 31, 2005 and 2004 were 177 and 175, respectively.

Gaming revenues increased $65,640,727 for the year ended December 31, 2005 as a result of the acquisition of the Golden Nugget. The results of the Golden Nugget are included from the September 27, 2005 acquisition date.

As a primary result of increased revenues, cost of revenues increased $8,152,260, or 3.6%, from $225,438,669 to $233,590,929 in the year ended December 31, 2005, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the year ended December 31, 2005, decreased to 26.0% from 28.0 % in 2004. The decrease in cost of revenues as a percentage of revenues primarily reflects a moderate menu price increase, stable commodities prices, a shift in product mix and the acquisition of the Golden Nugget.

Labor expenses increased $37,497,160, or 16.1%, from $232,327,340 to $269,824,500 in the year ended December 31, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the year ended December 31, 2005 increased to 30.1% from 28.9% in 2004, principally due to increased hourly wage rates and higher overtime and the acquisition of the Golden Nugget.

Other operating expenses increased $23,929,045, or 12.0%, from $199,660,582 to $223,589,627 in the year ended December 31, 2005, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.9% in 2005 from 24.8% in 2004, as a primary result of the acquisition of the Golden Nugget.

General and administrative expenses decreased $1,003,014, or 2.1%, from $48,445,610 to $47,442,596 in the year ended December 31, 2005, compared to the same period in the prior year, and decreased as a percentage of revenues to 5.3% in 2005 from 6.0% in 2004. The decrease is due to lower professional fees related to Sarbanes-Oxley and leverage associated with the acquisition of the Golden Nugget.

Depreciation and amortization expense increased $5,801,663, or 14.9%, from $38,959,037 to $44,760,700 in the year ended December 31, 2005, compared to the same period in the prior year. The increase for 2005 was primarily due to the acquisition of the Golden Nugget and an increase in depreciation related to the addition of new restaurants and equipment.

Asset impairment expense of approximately $1.7 million relating to one underperforming restaurant was recorded for 2004. The charge was taken due to sales declines combined with deterioration in this particular restaurant’s profitability and management’s lowered outlook for improvement in the specific property. Assets that were impaired were primarily leasehold improvements and to a lesser extent equipment. No asset impairment was recorded in 2005.

Restaurant pre-opening expenses were $3,030,611 for the year ended December 31, 2005, compared to $3,234,018 for the same period in the prior year. The decrease for the 2005 period was attributable to a decrease in units opened in 2005 as compared to 2004.

The increase in net interest expense for the year ended December 31, 2005 as compared to the prior year is primarily due to higher borrowings, as well as an increase in our average borrowing rate.

Other income, net for 2005 was immaterial. Other expense, net for 2004 was $13,176,474 and was comprised primarily of $14.6 million in pre-payment penalties and related fees associated with the pay down of our $150.0 million senior notes and bank credit facility, both of which were entered into in 2003, partially offset by $1.1 million in business interruption insurance recoveries.

Provision for income taxes increased by $23,437,686 to $13,888,205 in the year ended December 31, 2005 compared to a tax benefit of $9,549,481 in 2004. In 2004 we generated a net $18.5 million income tax benefit from the reversal of the remaining valuation allowance attributable to tax benefits associated with the Rainforest Cafe acquisition deemed realizable. The previously established valuation allowance was reversed at December 31, 2004, due to the strong 2004 and future forecasted profitability of the Rainforest Cafe restaurants, a successful transition from a tax-loss incurring stand-alone public company to a highly profitable and taxable income producing wholly-owned subsidiary, coupled with the approaching end of specific recognition limitations on allowable deductions and tax assets and the 2004 resolution of certain tax issues, which caused management to believe the remaining deferred tax assets previously reserved would more likely than not be realized.

Liquidity and Capital Resources

On July 24, 2007, we were notified by U.S. Bank, Indenture Trustee for our $400.0 million Senior Notes, that such notes were accelerated, to be due and payable immediately as a result of our inability to file and deliver to the Indenture Trustee this Form 10-K pending completion of our stock option review. We believe the attempt to accelerate is inappropriate and we have received a Temporary Restraining Order (TRO) from the U.S. District Federal Court sitting in Galveston County, Texas requiring the Trustee to rescind the acceleration pending a hearing on August 16, 2007. We believe we will be successful in obtaining a permanent rescission of the acceleration, or will negotiate a consent from the note holders or will obtain alternative financing sources. If we are unsuccessful in obtaining a permanent rescission of the accelerations, it is likely that any alternative financing will carry significantly higher interest rates and the associated higher interest expense. Furthermore, such alternative financing may well place substantially more restrictions on our ability to execute our strategies and business plan.

On June 14, 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (“Golden Nugget”), completed a new $545.0 million Credit Facility consisting of a $330.0 million first lien term loan which includes a $120.0 million delayed draw component to finance the construction expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada, plus a $50.0 million revolving credit facility, and a $165.0 million second lien term loan with terms ranging from 6 to 7 years. The first lien term loan bears interest at Libor or the Bank’s base rate, plus a financing spread, 2.0% for Libor and .75% for base rate borrowings. In addition, the Credit Facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw term loan. The financing spread and commitment fee for the revolving credit facility increases or decreases depending on the leverage ratio as defined in the Credit Facility. The second lien term facility bears interest at Libor or the Bank’s base rate, plus a financing spread, 3.25% for Libor and 2% for base rate borrowings. The second lien term facility matures on December 31, 2014. Interest is paid quarterly. Both the first and second lien term loans are subject to customary banking covenants and conditions, including minimum EBITDA, interest charge and financial leverage ratios, limitations on acquisitions, debt, investments and other restricted payments as defined in the Credit Facility, plus certain restrictions and conditions to access funds under the $120.0 million delayed draw term loan to finance the construction expansion. The Credit Facility provides for the payment of a one-time dividend of up to $187.5 million to the Company or a designated subsidiary of the Company representing repayment of amounts previously expended on the Golden Nugget. The $187.5 million will be available for acquisitions, debt repayment, stock repurchases and general corporate purposes.

On June 14, 2007, the proceeds from the new $545.0 million Credit Facility were used to repay all of the Golden Nugget’s outstanding debt, including its 8 ¾% Senior Secured Notes due 2011 totaling $155.0 million, plus the outstanding balance of approximately $10.0 million on its former $43.0 million revolving credit facility with Wells Fargo Foothill, Inc. In addition, the proceeds were used to pay associated tender premiums of approximately $8.8 million due to the early redemption of the Senior Secured Notes, plus accrued interest and related transaction fees and expenses.

In December 2004, we refinanced our existing revolving credit facility and existing senior notes by entering into a new five year $300.0 million Bank Credit Facility and a six year $150.0 million Term Loan. In November 2006, we utilized proceeds from the Joe’s sale to pay down approximately $109.5 million on the term loan, leaving a balance outstanding of approximately $37.8 million as of December 31, 2006. The Bank Credit Facility matures in December 2009 and the Term Loan matures in December 2010. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Interest on the Term Loan is payable quarterly at Libor plus a financing spread. The financing spread under the Bank Credit Facility and the Term Loan is currently 2.0% for Libor borrowings and 1.0% for base rate borrowings. As of December 31, 2006, we had approximately $216.7 million available under the existing credit facility for expansion and working capital purposes.

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

A wholly-owned subsidiary of ours assumed an $11.4 million, 9.39% non-recourse, long-term note payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments under this note aggregate $102,000 monthly.

Working capital, excluding discontinued operations, increased from a deficit of $63.2 million as of December 31, 2005 to a deficit of $74.9 million as of December 31, 2006 primarily due to the purchase of the Golden Nugget Hotels and Casinos and repurchase of our common stock during 2005. Cash flow to fund future operations, new restaurant development, stock repurchases, and acquisitions will be generated from operations, available capacity under our credit facility and additional financing, if appropriate.

From time to time, we review opportunities for restaurant acquisitions and investments in the hospitality, entertainment (including gaming), amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2007.

As a primary result of our 2004 refinancing, we have incurred higher interest expense. To manage our interest rate exposure, we entered into fair value hedges with a notional amount of $100.0 million, whereby we swapped the fixed interest rate of the 7.5% senior notes due 2014 for floating interest rates equal to six month Libor plus a financing spread of 2.34% to 2.38%.

Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts. We increased the annual dividend to $0.20 per share in April 2004.

In 2006, we incurred $205.6 million for capital expenditures including $81.6 million on the remodel of the Golden Nugget Hotel and Casino in downtown Las Vegas, Nevada, the opening of 10 new restaurants and $19.7 million on land for future development. In 2006, we also spent $7.8 million to acquire an 80% interest in the T-Rex restaurant. In 2007, we expect to incur approximately $103.4 million, including opening 8 units, $42.0 million to complete the renovation and expansion of the Golden Nugget Hotel and Casino and approximately $18.0 million on the construction of a new T-Rex and Yak & Yeti’s restaurant at two Disney properties.

Off Balance Sheet Arrangements

As of December 31, 2006, we had contractual obligations as described below. These obligations are expected to be funded primarily through cash on hand, cash flow from operations, working capital, the Bank Credit Facility and additional financing sources in the normal course of business operations. Our obligations include off balance sheet arrangements whereby the liabilities associated with non cancelable operating leases, unconditional purchase obligations and standby letters of credit are not fully reflected in our balance sheets.

Contractual Obligations	2007	2008-2009	2010-2011	2012+	Total
Long Term Debt	$748,122	$1,278,255	$205,846,684	$400,000,000	$607,873,061
Operating Leases	38,160,390	67,339,509	56,597,646	245,024,332	407,121,877
Unconditional Purchase Obligations	36,549,756	5,749,003	2,730,880	307,468	45,337,107
Other Long Term Obligations	22,150,000	39,000,000	—	—	61,150,000

Total Cash Obligations	$97,608,268	$113,366,767	$265,175,210	$645,331,800	$1,121,482,045

Other Commercial Commitments
Line of Credit	$—	$101,574,313	$—	$—	$101,574,313
Standby Letters of Credit	11,539,222	—	—	—	11,539,222

Total Commercial Commitments	11,539,222	101,574,313	—	—	113,113,535

Total	$109,147,490	$214,941,080	$265,175,210	$645,331,800	$1,234,595,580

Seasonality and Quarterly Results

Our business is seasonal in nature. Our reduced winter volumes cause revenues and, to a greater degree, operating profits to be lower in the first and fourth quarters than in other quarters. We have and will continue to open restaurants in highly seasonal tourist markets. Periodically, our sales and profitability may be negatively affected by adverse weather. The timing of unit openings can and will affect quarterly results.

Critical Accounting Policies

Restaurant and other properties are reviewed on a property by property basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. Goodwill and other non-amortizing intangible assets are reviewed for impairment at least annually using estimates of future operating results. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value. Properties to be disposed of are reported at the lower of their carrying amount or fair values, reduced for estimated disposal costs, and are included in other current assets.

We operate approximately 179 properties and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, excluding the owned land component, of approximately $2.0 million, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”), using the modified prospective application method. Under this transition method, we will record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. The amount of compensation cost recognized was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Under the provisions of SFAS 123R, the recognition of unearned compensation, a contra-equity account representing the amount of unrecognized restricted stock compensation expense, is no longer required. Therefore, in the first quarter of 2006 the unearned compensation amount that was included in our December 31, 2005 consolidated balance sheet in the amount of $6.4 million was reduced to zero with a corresponding decrease to capital in excess of par value. Results for prior periods have not been restated upon adoption of 123R.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets and costs to settle unpaid claims. Actual results may differ materially from those estimates.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation) (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. We pay gross receipts tax on liquor sales in certain jurisdictions. Our policy is to present these taxes gross within revenues and expenses. The adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses the diversity in practice of quantifying and assessing materiality of financial statement errors. It is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to the opening balance of retained earnings for errors that were not previously deemed material. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our consolidated financial statements.

Impact of Inflation

We do not believe that inflation has had a significant effect on our operations during the past several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in labor costs, including expected future increases in federal and state minimum wages, energy costs, and land and construction costs could adversely affect our profitability and ability to expand.

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

Interest Rate Risk

Total debt at December 31, 2006 included $239.4 million of floating-rate debt attributed to borrowings at an average interest rate of 7.7%. As a result, our annual interest cost in 2007 will fluctuate based on short-term interest rates.

In connection with the 7.5% senior notes due 2014, we entered into two interest swap agreements with the objective of managing our exposure to interest rate risk and lowering interest expense. The agreements were effective December 2004 and March 2005, and mature in December 2014 for an aggregate notional amount of $100.0 million.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.8%) would be approximately $1.8 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2006; however, there are no assurances that possible rate changes would be limited to such amounts. Certain holders of our Senior Notes have attempted to accelerate the Notes. If we are unsuccessful in permanently rescinding the attempted acceleration, we will be required to obtain alternative financing which will result in higher interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedule is set forth commencing on page 66.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with this evaluation, management and Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, have identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses set forth below, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our internal control over financial reporting was not effective.

Grant Thornton LLP has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report which is included herein.

Disclosure Control Ineffectiveness

An investigation over the Company’s stock-based compensation practices disclosed deficiencies that include an absence of formality, incomplete authorization and documentation of stock option grants, inappropriate accounting for stock option grants, and insufficient internal controls governing the stock option granting, exercise and accounting processes. Additionally, an adjustment for $1.0 million was initiated by the principal financial officer that corresponded in timing and amount to an audit adjustment proposed by the auditors. The adjustment was recorded in the Company’s records with the effect of offsetting the proposed adjustment. The timing and complete facts surrounding the adjustment may not have been fully communicated or understood by all approving parties prior to the adjustment being recorded. The adjustment was subsequently reversed after the Company completed its analysis.

Internal Control Over Financial Reporting Weaknesses

A material weakness was identified with respect to deficiencies related to the documentation, authorization, accounting and related processes for stock option grants and adjustments in the financial reporting close process. Absent control improvements including oversight, a material misstatement could occur in the annual or interim financial statements. While we have identified additional control improvements, such controls were not operating effectively at December 31, 2006.

Changes in Internal Control Over Financial Reporting

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The anticipated changes in our internal control over financial reporting necessary to remedy the weaknesses identified above will be implemented subsequent to the year ended December 31, 2006.

ITEM 9B.    OTHER INFORMATION

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of the year ended December 31, 2006 in previously filed reports on Form 8-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is set forth with respect to our directors and the persons nominated for election as a director.

Name	Age	Positions	Director Since	Term Expires
Tilman J. Fertitta (3)	50	President, Chief Executive Officer and Director	1993	2007
Steven L. Scheinthal (3)	45	Executive Vice President and General Counsel, Secretary and Director	1993	2007
Kenneth Brimmer (1)(4)	52	Director	2004	2007
Michael S. Chadwick (1)(2)	55	Director	2001	2007
Michael Richmond (1)(2)	59	Director	2003	2007
Joe Max Taylor (2)(4)	74	Director	1993	2007

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Executive Committee
(4)	Member of Nominating and Corporate Governance Committee

Mr. Fertitta has served as our President and Chief Executive Officer since 1987. In 1988, he became the controlling stockholder and assumed full responsibility for all of our operations. Prior to serving as our President and CEO, Mr. Fertitta devoted his full time to the control and operation of a hospitality and development company. Mr. Fertitta serves on numerous boards and charitable organizations.

Mr. Scheinthal has served as our Executive Vice President or Vice President of Administration, General Counsel and Secretary since September 1992. He devotes a substantial amount of time to lease and contract negotiations and is primarily responsible for our compliance with all federal, state and local ordinances. Prior to joining us, he was a partner in the law firm of Stumpf & Falgout in Houston, Texas. Mr. Scheinthal represented us for approximately five years before becoming part of our company. He has been licensed to practice law in the state of Texas since 1984.

Mr. Brimmer is the CEO and Chairman of the Board of STEN Corporation, a publicly-traded, diversified business. Mr. Brimmer has served as a director of STEN Corporation since 1998 and has been CEO of STEN Corporation since October 2003. From April 2000 until June 2003, he served as Chairman and Director of Active IQ Technologies, Inc. and was CEO from April 2000 until December 2001. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception in 1995 until April 2000. Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from 1990 until April 1997. Mr. Brimmer also is a director and serves on both the Audit and Compensation Committees of Hypertension Diagnostics. He has a degree in accounting and worked as a CPA in the audit division of Arthur Andersen & Co. from 1977 through 1981. Mr. Brimmer was elected to our Board of Directors in 2004.

Mr. Chadwick has been engaged in the commercial and investment banking businesses since 1975. From 1988 to 1994, Mr. Chadwick was President of Chadwick, Chambers & Associates, Inc., a private merchant investment banking firm in Houston, Texas, which he founded in 1988. In 1994, Mr. Chadwick joined Sanders Morris Harris, an investment banking and financial advisory firm, as Senior Vice President and a Managing Director in the Corporate Finance Group. Mr. Chadwick was elected to our Board of Directors in 2001.

Mr. Richmond currently serves as a Director and Vice Chairman of Woodforest National Bank, a Houston area-based bank. Prior to joining Woodforest National Bank in January 2003, Mr. Richmond worked for The

Woodlands Operating Company, L.P., a developer specializing in master-planned communities, commercial and investment properties, from 1972 to 2002. Mr. Richmond served as President and CEO from 1998-2002 and held such other titles as COO, Senior Vice President of Financial Operations, Treasurer, and Controller. Mr. Richmond has been a certified public accountant since the 1970’s. Mr. Richmond was elected to our Board of Directors in 2003.

Mr. Taylor was formerly the chief law enforcement administrator for Galveston County, Texas. He has served as a Director and Executive Committee member of American National Insurance Company, a publicly-traded insurance company, for ten years and served on the Board of Directors of Moody Gardens, a hospitality and entertainment complex located in Galveston, Texas. Mr. Taylor was elected to our Board of Directors in 1993.

EXECUTIVE OFFICERS

In addition to Messrs. Fertitta and Scheinthal, for which information is provided above, the following persons are executive officers:

Name	Age	Position	Officer Since
Richard (“Rick”) H. Liem	53	Executive Vice President and Chief Financial Officer	2004
Jeffrey L. Cantwell	42	Senior Vice President of Development	2006
K. Kelly Roberts	48	Chief Administration Officer – Hospitality and Gaming Division	2007

Mr. Liem serves as Executive Vice President and Chief Financial Officer and has served as Senior Vice President of Finance since June 2004. He started with us in 1999 as the Vice President of Accounting or Corporate Controller. Mr. Liem joined us from Carrols Corporation, a restaurant company located in Syracuse, NY, where he was the Vice President of Financial Operations from 1994 to 1999. He was with the audit division of Price Waterhouse, L.L.P. from 1983 to 1994. Mr. Liem is a certified public accountant.

Mr. Cantwell serves as Senior Vice President of Development and has served as Vice President of Development, and Director of Design and Construction. He was promoted to an executive officer in 2006. He has been employed by us since his graduation from Southwest Texas State University in June, 1992. While in college, he worked in many of our restaurants and developed a significant understanding of restaurant operations.

Mr. Roberts serves as Chief Administration Officer – Hospitality and Gaming Division and has served as Chief Financial Officer – Hotel Division and Controller – Hotel Division. He has been employed by the Company since 1996. He has over 25 years experience in the hospitality business in finance and operations working for various hotel chains and independent management companies. He also currently serves on the executive board of the Greater Houston Convention and Visitor’s Bureau.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. We believe, based solely on a review of the copies of such reports furnished to us and on written representations from our existing directors and executive officers, that all existing directors and executive officers and holders of more than 10% of our common stock subject to the reporting requirements of Section 16(a) have filed on a timely basis all reports required during, or with respect to, the year ended December 31, 2006.

Codes of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and other employees. The Code is posted under the Corporate Governance portion of the Investor Relations section on our website at www.LandrysRestaurants.com and is available to any stockholder upon request. We have also adopted a Code of Ethics Statement by the CEO and senior financial officers, which is filed with the SEC as an exhibit to our 2003 Annual Report on Form 10-K. If there are any changes or waivers of the Code of Business Conduct and Ethics which applies to the CEO and senior financial officers, we will disclose it on our website in the same location. Our Code of Business Conduct and Ethics or Code of Ethics Statement can also be obtained free of charge by directing a written request to Steven L. Scheinthal, Secretary, Landry’s Restaurants, Inc., 1510 West Loop South, Houston, Texas, 77027.

Communications to Non-Employee Directors

The Board provides a process for stockholders and other interested persons to send communications to the non-employee directors as a group or any of the other directors, including the entire Board. Stockholders and other interested persons may send written communications to the non-employee directors or any of the other directors to Steven L. Scheinthal, Secretary, Landry’s Restaurants, Inc. 1510 West Loop South, Houston, Texas, 77027. The Secretary will review, sort and summarize the communications and forward them to the intended recipient(s) on a periodic basis, but no less frequently than every calendar quarter.

Director Independence

As set forth in the Company’s “Corporate Governance Guidelines,” which are available on our website at www.LandrysRestaurants.com under “Corporate Governance,” it is the policy of the Board of Directors that a majority of the members of the Board be independent of the Company’s management. For a director to be deemed “independent,” each independent director must meet the independence requirements of the New York Stock Exchange and applicable state and federal law, including the rules and regulations of the SEC, including the following requirements:

•	No director who is an employee, or whose immediate family member is an executive officer of the Company is independent until three years after the end of such employment relationship.

•

No director who receives, or whose immediate family member receives, more than $100,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is independent until three years after he or she ceases to receive more than $100,000 per year in such compensation.

•

No director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the Company is independent until three years after the end of the affiliation or the employment of such auditing relationship.

•

No director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company’s present executives serve on that company’s compensation committee is independent until three years after the end of such service or the employment relationship.

•

No director who is an executive officer or an employer, or whose immediate family member is an executive officer, of a company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, is independent until three years after falling below such threshold.

The definition of independence and compliance with these guidelines will be reviewed periodically by the Nominating and Corporate Governance Committee. The Board believes that directors who are also employees of the Company should be limited only to those officers whose positions make it appropriate for them to sit on the Board.

Our Board of Directors has determined that the following majority of directors—Kenneth Brimmer, Michael S. Chadwick, Michael Richmond and Joe Max Taylor—qualify as independent under the applicable New York Stock Exchange standards as well as the Company’s standards for director independence.

One of the Company’s independent non-employee directors serves as the “Presiding Director” of executive sessions of the non-employee directors of the Company, which are held at every meeting of the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

We have an Executive Committee, an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. We have reviewed our committee structure in order to fully satisfy the existing rules of the SEC and NYSE and believe that it satisfies all of such rules. Copies of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee Charters are available under the Corporate Governance portion of the Corporate Relations section of our website at www.LandrysRestaurants.com.

There were ten meetings of the Executive Committee, five meetings of the Audit Committee, three meetings of the Compensation Committee, two meetings of the Nominating and Corporate Governance Committee and eleven meetings of the Company’s Board of Directors held during 2006. All of the current Board members attended 75% or more of the meetings of the Board and of the committees of the Board on which they were members. It is the policy of the Board that, to the extent possible, all Directors attend the Annual Meeting of Stockholders. All Directors attended the 2006 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee consists of three independent Non-Employee Directors. The members of the Audit Committee during 2006 were Michael Chadwick (Chairman), Michael Richmond and Kenneth Brimmer. The Audit Committee’s primary purpose is to assist the Board of Directors’ oversight of (a) the integrity of our financial statements and disclosures; (b) our compliance with legal and regulatory requirements; (c) the independent auditor’s qualifications and independence; and (d) the performance of our internal audit and independent auditors. The Audit Committee has the sole authority to appoint and terminate our independent auditors. In addition, during 2006-2007, the Audit Committee has acted as a special committee to conduct an internal investigation with respect to the Company’s past stock option granting practices and derivative lawsuit. Our Board of Directors has determined that Mr. Chadwick, Chairman of the Audit Committee, is an “audit committee financial expert” as described in Item 401(h) of the SEC’s Regulation S-K. In addition, the Board of Directors has determined that each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of the NYSE. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of two Independent Non-Employee Directors. The current members of the Nominating and Corporate Governance Committee are Mr. Taylor (Chairman) and Mr. Brimmer. The Nominating and Corporate Governance Committee is charged with identifying and making recommendations to the Board of Directors of individuals suitable to become members of the Board of Directors and in overseeing the administration of our various policies related to corporate governance matters. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent, as independence for nominating committee members is defined in the listing standards of the NYSE.

Nominating and Corporate Governance Committee Director Nominations

The Nominating and Corporate Governance Committee has established criteria for the selection and recommendation of candidates to become nominees submitted by the Board of Directors for election to the Board of Directors by our stockholders. The Committee selects each recommended nominee based on the nominee’s experience, independence and availability. As set forth in our Corporate Governance Guidelines, the following criteria are considered in selecting candidates for the Board of Directors: a high degree of personal and professional ethics, integrity and values, an independent mind and mature judgment. In addition, candidates are to be involved only in activities or interests that would not create a conflict with potential directorial responsibilities to us and our stockholders.

When soliciting candidates for Director, the Nominating and Corporate Governance Committee may solicit suggestions from incumbent Directors, management and stockholders. While the Committee has authority under its charter to retain a search firm for this purpose, no such firm was utilized in 2006. If the Committee believes a candidate would be a valuable addition to the Board of Directors, it will recommend that candidate’s election to the full Board of Directors.

Stockholder Nominations

The Charter of the Nominating and Corporate Governance Committee provides that the Committee will consider proposals for nominees for Director from stockholders. Stockholder nominations for Director should be made in writing to Mr. Steven L. Scheinthal, Secretary, Landry’s Restaurants, Inc., 1510 West Loop South, Houston, Texas 77027. In order to nominate a Director at the Annual Meeting, we require that a stockholder follow the procedures set forth herein. In order to recommend a nominee for a Director position, a stockholder must be a stockholder of record at the time he, she or it gives notice of recommendation and must be entitled to vote for the election of Directors at the meeting at which such nominee will be considered. Stockholder recommendations must be made pursuant to written notice delivered to the Secretary at our principal executive offices (i) in the case of a nomination for election at an annual meeting, not less than 60 days prior to the first anniversary of the date of our notice of annual meeting for the preceding year’s annual meeting; and (ii) in the case of a special meeting at which Directors are to be elected, not later than the close of business on the later of the 90th day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the meeting and of the nominees proposed by the Board of Directors to be elected at the special meeting. In the event that the date of the annual meeting is changed by more than 30 days from the anniversary date of the preceding year’s annual meeting, the stockholder notice described above will be deemed timely if it is received not later than the close of business on the later of the 90th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

The stockholder notice must set forth the following:

•

As to each person the stockholder proposes to nominate for election as a Director, all information relating to such person that would be required to be disclosed in solicitations of proxies for the election of such nominees as Directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such person’s written consent to serve as a Director if elected; and

•

As to the nominating stockholder and the beneficial owner, if any, on whose behalf the nomination is made, such stockholder’s and beneficial owner’s, name and address as they appear on our books, the class and number of shares of our common stock which are owned beneficially and of record by such stockholder and such beneficial owner, and an affirmative statement of whether either such stockholder or such beneficial owner intends to deliver a proxy statement and form of proxy to a sufficient number of stockholders to elect such nominee or nominees.

In addition to complying with the foregoing procedures, any stockholder nominating a director must also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder.

Compensation Committee

The Compensation Committee is comprised entirely of independent Non-Employee Directors, as defined by the NYSE, and the Exchange Act and independent outside directors as defined under Section 162(m) of the Internal Revenue Code. The members of the Compensation Committee during 2006 were Michael Chadwick, Michael Richmond and Joe Max Taylor (Chairman). The Compensation Committee is responsible for our executive compensation program. Generally, the Compensation Committee is charged with the authority, to review and approve our compensation philosophy and our executive compensation programs, levels, plans and awards. The Compensation Committee also administers our incentive plans and other stock-based plans and reviews and approves general employee benefit plans on an as-needed basis. The Compensation Committee also has the authority to retain, approve fees and other terms for, and terminate any compensation consultant, outside counsel, accountant or other advisor hired to assist the Compensation Committee in the discharge of its responsibilities.

ITEM 11.    COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis explains the philosophy underlying our compensation strategy and the fundamental elements of compensation paid to our Chief Executive Officer, Chief Financial Officer, and other individuals, whom we refer to as “executive officers,” included in the Summary Compensation Table for the 2006 calendar year. Specifically, this Compensation Discussion and Analysis addresses the following:

•	Objectives of our compensation programs;

•	What our compensation programs are designed to reward;

•	Elements of our compensation program and why we pay each element;

•	How we determine each element of compensation; and

•	Other important compensation policies affecting the executive officers.

Objectives of Our Compensation Program. Our business strategy is to develop and operate a diversified restaurant, hospitality and entertainment company offering customers unique dining, leisure and entertainment experiences. We believe that this strategy creates a loyal customer base, generates a high level of repeat business and provides superior returns to our investors. Our compensation program is designed to attract, retain and motivate employees in order to effectively execute our business strategy.

What Our Compensation Program Is Designed to Reward. Our compensation program is designed to reward performance of executive officers that contributes to the achievement of our business strategy on both a short-term and long-term basis. We reward qualities that we believe help achieve our strategy such as teamwork, individual performance in light of general economic and industry specific conditions, individual performance that supports our core values, resourcefulness, the ability to manage our business, level of job responsibility and tenure with us.

Elements of Our Compensation Program and Why We Pay Each Element. The Compensation Committee believes that the compensation packages for executive officers should consist of the following components:

•	base salary;

•	annual incentive bonus;

•	long-term equity awards;

•	deferred compensation;

•	perquisites; and

•	broad-based employee benefits.

We pay base salary in order to recognize each executive officer’s unique value and historical contributions to our success in light of salary norms in the industry and the general marketplace, to match competitors for executive talent, to provide executives with regularly-paid income, and to reflect position and level of responsibility.

We include an annual cash bonus as part of our compensation program because we believe this element of compensation helps to motivate management to achieve key corporate objectives by rewarding the achievement of these objectives. We also provide an annual cash bonus in order to be competitive from a total remuneration standpoint.

Long-term equity-based incentive compensation in the form of options and restricted stock is an element of our compensation policy because we believe it aligns executives’ interests with the interests of our stockholders, rewards long-term performance, is required in order for us to be competitive from a total remuneration standpoint, to encourage executive retention, and to give executives the opportunity to share in our long-term performance. These types of awards also provide a form of compensation that we believe is transparent and easy for stockholders to understand.

Deferred compensation benefits are intended to promote retention by providing a long-term savings opportunity on a tax-efficient basis.

We provide perquisites to our executive officers, since we believe this compensation helps us achieve our compensation objectives of recruiting and retaining executive officers and generally allows our executives to work more efficiently and protects the well being of our executives.

We offer broad-based employee benefits such as payment of insurance premiums in order to provide a competitive remuneration package and as an essential component of recruiting and retaining executive talent.

How We Determine Each Element of Compensation.

Role of Our Compensation Committee and CEO. The Compensation Committee regularly reviews and approves our executive compensation strategy and principles to ensure that they are aligned with our business strategy and objectives, stockholder interests, desired behaviors and corporate culture. The primary responsibilities of the Compensation Committee are to:

•	conduct an annual review of all compensation elements for our executive officers;

•	review the performance of the CEO and meet to discuss the findings of the review; and

•	review and approve our management development and succession planning practices and strategies.

The Compensation Committee considers multiple factors when it determines the amount of total direct compensation (the sum of base salary, incentive bonus and long-term compensation delivered through equity awards) to award to executive officers each year. Among these factors are:

•	how proposed amounts of total direct compensation to our executives compare to amounts paid to similar executives both for the prior year and over a multi-year period;

•	internal pay equity considerations; and

•	broad trends in executive compensation generally.

The Compensation Committee relies upon its judgment in making compensation decisions, after reviewing our performance and carefully evaluating an executive’s performance during the year. The Committee generally does not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment. As a result, the Compensation Committee has not adopted any policy or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

In addition, the CEO recommends to the Compensation Committee annual pay increases, annual bonus amounts and long-term incentive grants for other executive officers. To assist it in carrying out its responsibilities, the Compensation Committee may also receive reports and recommendations from outside compensation consultants, and may consult with its own legal, accounting or other advisors. However, to date the Compensation Committee has not used independent legal or accounting advisors. The Compensation Committee has the sole authority, to the extent deemed necessary and appropriate, to retain and terminate any compensation consultants, outside counsel or other advisors, including having the sole authority to approve the firm’s or advisor’s fees and other retention.

Compensation Consultant. In 2006, the Compensation Committee engaged Pearl Meyer & Partners as a compensation consultant to assist the Committee with its administration of compensation programs. Pearl Meyer & Partners performed market analyses of executive compensation practices from which it made recommendations to the Compensation Committee as to the form and amount of certain executive compensation for the CEO. Pearl Meyer & Partners is independent of us, reports directly to the Compensation Committee and has no other business relationship with us other than assisting the Compensation Committee with its executive compensation practices. Pearl Meyer & Partners is a subsidiary of Clark Consulting which administrates the Company’s deferred compensation plan.

Benchmarking. The Compensation Committee does not use benchmarking to set executive compensation. However, the Compensation Committee does utilize survey data and publicly available information to evaluate compensation for specific positions when necessary.

Base Salary. Base salaries for executive officers are reviewed on an annual basis and at the time of promotion or other change in responsibilities. Increases in salary are based on cost of living adjustments as well as subjective evaluation of such factors as the level of responsibility, individual performance, our overall performance, level of pay both of the executive in question and other similarly situated executives pay levels within the Company.

The base salary for our CEO was established in an employment agreement we entered into with him in 2003. The initial base salary under the employment contract was based on a previous report prepared by Pearl Meyer & Partners and factors taken into account in determining the CEO’s base salary were his leadership position with the Company, his level of responsibility and the integral, dynamic role he plays in guiding the Company. Since 2003, his base salary has increased based primarily on cost of living increases, as well as the other factors set forth under “Base Salary” above. The CEO’s salary was increased from $1,350,000 in 2005 to $1,450,000 for 2006.

The Compensation Committee discusses the remaining executive officers’ base salaries with the CEO, who presents his suggestions for adjustment, if necessary. For 2006, except for the CFO, the base salaries of the executive officers named in the Summary Compensation Table, whom we sometimes refer to as the “named executive officers,” were adjusted primarily to take into account a cost of living increase as well as the other factors set forth under “Base Salary” above. In addition, the Committee has the discretion to periodically approve additional salary adjustments it feels are warranted based on general compensation changes within the industry, individual performance or significant changes in duties and responsibilities and input from the CEO. The

Compensation Committee increased the base salary of our CFO to take into account the same cost of living increase as well as to make his salary more competitive with similarly situated executives.

Annual Bonus. Executive officers, senior management and other personnel have the potential to receive a significant portion of their annual cash compensation as a cash bonus. Annual bonuses are generally granted based on each executive officer’s base salary, tenure, individual performance and our financial and market performance. The Compensation Committee does not establish any particular guidelines or financial measures. Rather, the Compensation Committee prefers to make a subjective determination after considering all measures collectively but bases much of its determination upon input from the CEO. The Compensation Committee approves each annual bonus. Typically, bonuses are awarded for prior year results in the following year, when actual results for the entire year are known.

When awarding 2006 bonuses, in addition to the above factors the Compensation Committee in particular considered the executive officers’ performance and outstanding contribution with respect to the acquisition, renovation and subsequent increase in value of the Golden Nugget, Inc. as well as their contributions to the disposition of less profitable businesses such as the Joe’s Crab Shack chain. Each of these transactions were accomplished by a small group of executives in a short period of time and added significantly, in the Compensation Committee’s view, to the long-term value of the Company.

Long-Term Incentive Compensation. The Compensation Committee administers our incentive plans and performs functions that include selecting award recipients, determining the timing of grants and assigning the number of shares awarded, fixing the time and manner in which awards are exercisable, setting option exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our plans. For compensation decisions regarding the grant of equity compensation to executive officers, the Compensation Committee typically considers the competitive environment associated with longer- term compensation and recommendations from our CEO. Beginning in 2006, the Committee adopted a general policy to grant restricted stock in lieu of options due to the many variables in valuing option awards.

In connection with this new policy, the Company amended its employment agreement with the CEO effective March 14, 2006. Previously, the employment agreement provided that the CEO was entitled to an aggregate of 800,000 stock options over the term of the agreement, of which 250,000 were issued in 2004. After the Committee determined it was in the Company’s best interest to issue restricted stock rather than options, the Committee, based on the recommendation of Pearl Meyer & Partners, issued 275,000 shares of restricted stock to the CEO in place of the remaining 550,000 options. The restricted shares vest seven years from the date of grant. On February 1, 2006, the CEO was granted 100,000 shares of restricted stock in accordance with the terms of the employment agreement.

Except for under the CEO’s employment agreement, we have no set formula for the granting of equity awards to individual executives or employees. In April 2006, the Compensation Committee approved the award of an aggregate of 137,412 shares of common stock representing approximately .62% of the outstanding common shares on the date of grant.

In determining the size of restricted stock grants awarded to executive officers, the Compensation Committee based its determinations on such considerations as tenure, the strategic long-term importance of the executive to us, historical equity compensation awards and the recommendation of the Compensation Committee’s compensation consultant, Pearl Meyer & Partners. In general, the restricted stock granted to executive officers vests in five equal annual installments beginning April 6, 2007. Our equity compensation plans are generally limited to our executive and more senior management, with approximately 75 employees receiving restricted stock awards in fiscal 2006.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. However, our Committee does follow a policy of not granting equity incentives when material non-public information exists that may affect the short-term price of our stock. Information about unvested restricted stock and outstanding options held by our named executive officers and directors is contained in the “Outstanding Equity Awards at December 31, 2006” and “Director Compensation” tables.

Deferred Compensation Plan. Executive officers and our most highly compensated senior management are eligible to participate in our deferred compensation plan, which provides an opportunity for eligible employees to defer up to 90% of their annual base salary and 100% of bonus compensation into an account that will be credited with earnings at the same rate as one or mere investment indices chosen by the employees, which are similar to the investment funds available under our 401(k) plan. We also make a matching contribution of up to 30%, depending on the position of the employee with us.

Perquisites. We also provide certain personal benefits to executive officers, which are reflected in the All Other Compensation column of the Summary Compensation Table. These benefits include executive life and disability insurance and a car allowance. We believe these benefits are reasonable, competitive and consistent with our overall executive compensation program. Under a program to enhance the safety and effectiveness of management in support of our business and operations, corporate-owned aircraft is made available for essential business trips and other company activities. The CEO, the chief financial officer and other members of management with the approval of the CEO, are permitted limited personal use of the corporate-owned aircraft. Also, the CEO is provided security services, including home security systems and monitoring and personal security services. These security services are provided for our benefit, and the Compensation Committee considers the related expenses to be appropriate business expenses rather than personal benefits. In general, the perquisites our CEO is entitled to receive are contained in his employment agreement and are described in more detail under “Employment Agreements.”

Broad-Based Employee Benefits. Our executive officers are eligible to participate in company-sponsored benefit programs on the same terms and conditions as those generally provided to our employees. We believe that the offering of broad-based employee benefits to our executive officers is essential to achieving our goal of recruiting and retaining executive talent. These benefits include basic health benefits, dental benefits, disability protection, life insurance, and similar programs. The cost of company-sponsored benefit programs are negotiated by us with the providers of such benefits and the executive officers contribute to the cost of the benefits. We have a 401(k) plan and make annual matching contributions to the 401(k) plan on behalf of eligible employees. These contributions are discretionary and historically limited to 25% on up to 5% of contributed funds.

Other Compensation Policies Affecting the Executive Officers

Compliance with Section 162(m) of the Internal Revenue Code. Section 162(m) disallows a federal income tax deduction to publicly held companies for certain compensation paid to our CEO and four other most highly compensated executive officers to the extent that compensation exceeds $1 million per executive officer covered by Section 162(m) in any fiscal year. The limitation applies only to compensation that is not considered “performance based” as defined in the Section 162(m) rules.

In designing our compensation programs, the Compensation Committee considers the effect of Section 162(m) together with other factors relevant to our business needs. We have historically taken, and intend to continue taking, appropriate actions, to the extent we believe desirable, to preserve the deductibility of annual incentive and long-term performance awards. However, the Compensation Committee has not adopted a policy that all compensation paid must be tax-deductible and qualified under Section 162(m).

We believe that the 2006 base salary, annual bonus and restricted stock grants paid to the individual executive officers covered by Section 162(m) will not exceed the Section 162(m) limit and will be fully deductible under Section 162(m), except for a portion paid to the CEO.

Other compensation paid to the executive officers covered by Section 162(m) that is not considered “performance-based” is not deductible to the extent that it, together with other non-performance based compensation, exceeds $1 million in any fiscal year. For fiscal 2006, these amounts included the CEO’s income imputed for personal use of corporate aircraft and life and insurance premiums paid by us.

Stock Ownership Requirements. The Compensation Committee does not maintain a policy relating to stock ownership guidelines or requirements for our executive officers because the Compensation Committee does not feel that it is necessary to impose such a policy on our executive officers. If circumstances change, the Compensation Committee will review whether such a policy is appropriate for executive officers.

Financial Restatement. In the event of a material restatement our financial results, we believe it would be prudent to carefully review the facts and circumstances that caused the restatement before determining the appropriate course of action. Upon completion of an investigation of the facts and circumstances surrounding a material restatement, we would consider: (1) whether any compensation was paid or awarded on the basis of having achieved performance targets, (2) whether a particular employee or officer was engaged in misconduct that contributed to the restatement, and (3) whether the compensation paid to the employee or officer would have been reduced had the financial results been properly reported. If it is determined that an employee or officer did engage in misconduct, the Board of Directors would take action as it deems appropriate.

Employment Agreements. In general, our executive officers do not have employment, severance or change-of-control agreements. Our executive officers serve at the will of the Board, which enables us to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with our compensation philosophy. However, in 2003, we determined that the loss of our CEO’s services could materially and adversely affect our business, financial condition and development. Accordingly, we entered into an employment agreement with our CEO. This employment agreement contains change of control provisions that provide for severance benefits upon a change of control. The provisions of this employment agreement are discussed more under the caption “Employment Agreements and Potential Payments Upon Termination or Change of Control” below.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors acts on behalf of the Board to establish and oversee our executive compensation program in a manner that serves our interests and those of our shareholders. Our management has prepared the Compensation Discussion and Analysis of the compensation program for named executive officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2006 (included in this Form 10-K) with our management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K for filing with the Securities and Exchange Commission.

Compensation Committee

Joe Max Taylor, Chair

Michael Chadwick

Michael Richmond

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth in summary, compensation paid by us and our subsidiaries for the year ended December 31, 2006 to our CEO, CFO and our other most highly compensated executive officers whose cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards($)(3)	Option Awards($)(5)	All Other Compen- sation ($)	Total ($)
Tilman J. Fertitta, (2) President and Chief Executive Officer	2006	1,450,000	1,585,000	11,410,500	—	883,409	15,328,909

Richard H. Liem, Executive Vice President and Chief Financial Officer	2006	275,000	200,000	525,000	—	41,865	1,041,865

Steven L. Scheinthal, Executive Vice President, Secretary and General Counsel	2006	350,000	385,000	700,000	152,254	69,847	1,657,101

Jeffrey L. Cantwell, Senior Vice President of Development	2006	225,962	75,000	150,000	112,618	24,419	587,999

K. Kelly Roberts, Chief Administration Officer—Hospitality and Gaming Division	2006	200,000	85,000	100,000	39,717	15,519	440,236

Richard E. Ervin, (4) Executive Vice President of Restaurant Operations	2006	248,846	288,000	350,000	—	1,130,611	2,017,457

(1)	Bonuses were paid in 2007 to reflect accomplishments in 2006.
(2)	See the “All Other Compensation” table below for additional information. Moreover, “All Other Compensation” includes dividends on restricted stock grants in the amount of $116,500 for 2006.
(3)	Amounts shown reflect the accounting expense recognized by the Company for financial statement reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” and do not reflect whether the named executive officer has actually realized a financial benefit from the award.
(4)	Mr. Ervin, who had primary operating oversight with respect to the Joe’s Crab Shack restaurant chain, resigned on November 17, 2006 in connection with our sale of the Joe’s Crab Shack chain. His bonus/severence is to be paid out over three years.
(5)	The sums listed in the Option Awards Table were expensed by the Company in 2006 for certain named executives in connection with the Company’s stock option review. No options were awarded to any of these executives in 2006.

All Other Compensation

The following table describes each component of the All Other Compensation column in the Summary Compensation Table. All numbers are in dollars.

Name of Executive	Deferred Compensation (1)	Life Insurance Premiums (2)	Personal Use of Corporate Aircraft (3)	Auto Expense (4)	Use of Company Personnel (5)	Security (6)	Other (7)
Tilman J. Fertitta	$3,000	$283,680	$31,920	$—	$130,500	$246,912	$187,397
Richard H. Liem	$12,000	$4,365	$—	$24,000	$—	$—	$1,500
Steven L. Scheinthal	$12,000	$26,362	$—	$16,637	$—	$—	$14,848
Jeffery L. Cantwell	$9,055	$2,935	$—	$12,000	$—	$—	$429
Richard E. Ervin	$—	$8,986	$—	$22,000	$—	$—	$1,099,625	(8)
K. Kelly Roberts	$3,120	$3,115	$—	$9,000	$—	$—	$284

(1)	This column reports our contribution under our deferred compensation plan.
(2)	This column reports the dollar value of any life insurance premium paid by the Company on behalf of the named executive officers.
(3)	This column includes the incremental cost for the executive officer’s personal use of our aircraft. The calculation includes the variable costs incurred as a result of personal flight activity such as: trip related maintenance, aircraft fuel, satellite communications, landing fees and any travel expenses for the flight crew. It excludes non-variable costs, such as hangar expense, ongoing maintenance, purchase and lease costs of the aircraft, exterior paint, interior refurbishment and regularly scheduled inspections, which would have been incurred regardless of whether there was any personal use of aircraft. The incremental cost incurred by us has been determined to be approximately $2,100 per flight hour based on the foregoing incremental costs. On certain occasions when Mr. Fertitta is traveling for business purposes family members will travel with him and there is no incremental cost to the Company.
(4)	This column reports the incremental cost to the Company for automobile expenses for the named executive officers. Although under Mr. Fertitta’s employment agreement the Company is to provide him with an automobile, during 2006 he did not have a Company car and the Company did not pay any automobile related expenses on his behalf.
(5)	Represents the incremental cost to the Company with respect to use of Company personnel provided to Mr. Fertitta under his employment agreement.
(6)	This column reports the actual cost of providing security services to Mr. Fertitta as provided for in his employment agreement. Under our executive security program, Mr. Fertitta has been provided security services, including home security systems and monitoring and personal security services. We provide these security services for our benefit and consider the related expenses to be appropriate business expenses.
(7)	This column reports the total amount of other benefits provided, none of which individually exceeded the greater of $25,000 or 10% of the total amount of these benefits for the named executive (except as otherwise described herein). With respect to Mr. Fertitta, these amounts represent: (a) supplemental medical reimbursement, (b) dockage fees, (c) membership fees and dues for country clubs, (d) administrative support services and financial service fees for tax preparation, estate planning and legal or financial advice to which Mr. Fertitta is entitled under his employment agreement, and (e) dividends on restricted common stock. “All Other Compensation” does not include contributions and matching contributions to charities in accordance with Mr. Fertitta’s employment agreement. With respect to the remaining named executive officers and other than as described in footnote (8) below, these amounts represent among other things, dividends on restricted common stock and medical reimbursements.
(8)

Includes cash consideration of $1,095,625, representing the equity value of vested stock options to purchase 77,500 shares of common stock, paid by the Company to Mr. Ervin in connection with his departure as part of the sale of the Joe’s Crab Shack restaurant chain. The equity value was determined based on the closing price on the NYSE of the Company’s common stock on December 5, 2006, the date the transaction was approved by the Company’s Board of Directors. The exercise price of a portion of these options was adjusted upwards in December 2006. See “Section 409A Compliance” for more information regarding the adjustment of the exercise price.

GRANTS OF PLAN-BASED AWARDS

The following table provides details regarding equity grants in 2006 to executive officers named in the Summary Compensation Table. No stock options were granted to executive officers last year and thus any reference to options in the table below have been omitted.

Name	Grant Date	All Other Stock Awards: Number of Shares	Grant Date Fair Value of Stock Award ($)(4)
Tilman J. Fertitta (1)	02-09-06	100,000	2,946,000
	03-14-06	275,000	8,464,500
Richard H. Liem (2)	04-06-06	15,000	525,000
Steven L. Scheinthal (2)	04-06-06	20,000	700,000
Jeffrey L. Cantwell (2)	04-06-06	4,285	150,000
Richard E. Ervin (2)(3)	04-06-06	10,000	350,000
K. Kelly Roberts (2)	04-06-06	2,856	100,000

(1)	The following describes the material terms of the restricted stock awards granted to our CEO in February and March 2006:

•

The February award becomes vested and payable on January 1, 2016, and is payable, in shares of our common stock. The March award becomes vested and payable on the seventh anniversary of the grant date, and is payable, in shares of our common stock.

•	We are responsible for the payment of all federal and state income taxes owed by our CEO in connection with his receipt of all vested shares.

•	Cash dividends are payable prior to vesting at the same time and in the same amount as if the awards were issued and outstanding shares of our common stock.

•	The following chart shows the impact on vesting in case of termination of employment before the vesting date:

Reason for Termination	Impact on Vesting
Death, disability or termination without cause, termination following a change of control, or resignation due to constructive termination	Full Vesting

Termination for cause	Forfeiture

(2)	The following describes the material terms of the restricted stock awards granted to our executive officers in April 2006:

•	These awards become vested in equal annual installments over five years commencing April 6, 2007 in shares of our common stock, subject to applicable taxes.

•	Cash dividends are payable prior to vesting at the same time and in the same amount as if the awards were issued and outstanding shares of our common stock.

•	The following chart shows the impact on vesting in case of termination of employment before the vesting date:

Reason for Termination	Impact on Vesting
Death or disability or following a change of control	Full Vesting
Termination with or without cause	Forfeiture

(3)	All of Mr. Ervin’s restricted stock was forfeited on November 17, 2006 in connection with his termination of employment.
(4)	The dollar values stated for the restricted stock awards reflect the number of shares granted in 2006 multiplied by the fair value in accordance with SFAS 123R.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table contains information with respect to outstanding equity awards at our fiscal year end on December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Tilman J. Fertitta (3)	150,000		—	12.88	4/18/2007	675,000	20,310,750
	100,000		—	7.00	4/7/2010
	250,000		—	8.50	3/16/2011
	300,000		—	18.00	7/22/2012
	166,669		83,333	27.50	6/8/2014

Richard H. Liem (4)	10,000		15,000	27.50	6/8/2014	15,000	451,350

Steven L. Scheinthal (5)	2,500		—	6.00	12/17/2008	20,000	601,800
	30,000		—	8.50	3/16/2011
	20,000	(2)	—	9.65	3/16/2011
	40,000		10,000	18.00	7/22/2012
	16,000		24,000	27.50	6/8/2014

Jeffrey L. Cantwell (6)	—		1,000	8.50	5/1/2012	4,285	128,936
	—		2,100	15.80	1/1/2014
	6,000		9,000	27.50	6/8/2014

Richard E. Ervin	N/A		N/A	N/A	N/A	N/A	N/A

K. Kelly Roberts (7)	2,000		8,000	15.80	1/1/2014	2,856	85,937

(1)	The market value was determined using $30.09, the closing stock price of our common stock on the NYSE on December 29, 2006, the last day of trading in 2006.
(2)	The exercise price for these options reflects repricing of the options to correspond to our closing stock price on the deemed grant date (the measurement date for accounting purposes), as determined during our internal review of our past option granting practices. See “Section 409A Compliance,” below.
(3)	The vesting dates and amounts for unvested options and stock awards for Mr. Fertitta are: 83,333 options vest on 6/8/07 and his restricted shares vest as follow: 100,000 on 1/1/13, 100,000 on 1/1/14, 100,000 on 1/1/15 and 100,000 on 1/1/16 for a total of 400,000 shares and 275,000 shares of restricted stock vest on 1/1/13.
(4)	The vesting dates and amounts for unvested options and stock awards for Mr. Liem are: 15,000 options which vest in equal yearly installments of 5,000 commencing on 6/8/07 and 15,000 shares of restricted stock vest in equal yearly installments of 3,000 commencing on 4/6/07.
(5)	The vesting dates and amounts for unvested options and stock awards for Mr. Scheinthal are: 10,000 options vest on 7/22/07, 24,000 options which vest in equal yearly installments of 8,000 commencing on 6/8/07 and 20,000 shares of restricted stock vest in equal yearly installments of 4,000 commencing on 4/6/07.

(6)	The vesting dates and amounts for unvested options and stock awards for Mr. Cantwell are: 1,000 options vest on 5/1/07, 2,100 options which vest in equal yearly installments of 700 commencing on 1/1/07 and 4,285 shares of restricted stock which vest in equal yearly installments of 857 commencing on 4/6/07.
(7)	The vesting dates and amounts for unvested options and stock awards for Mr. Roberts are: 8,000 options which vest in equal yearly installments of 1,000 commencing on 1/1/07 and 2,856 shares of restricted stock which vest in equal yearly installments of 571 commencing on 4/6/07.

Section 409A Compliance

Section 409A of the Internal Revenue Code imposes certain restrictions and additional taxes on the recipients of discounted options in the United States. Prior to December 31, 2006, the final date allowable under Section 409A, Mr. Scheinthal and Mr. Ervin, agreed to reprice upward unexercised discounted options that vested after December 31, 2004 to the closing price on what was believed to be the actual accounting measurement date for the option granted. The repricing did not affect the vesting schedules of the options, which continue to vest based on the original grant date. Where applicable in this Form 10-K, exercise prices will reflect the exercise price as amended.

OPTION EXERCISES AND STOCK VESTED

The following table contains information with respect to the options exercised by the executive officers named above during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Tilman J. Fertitta	—	—	—	—
Richard H. Liem	—	—	—	—
Steven L. Scheinthal	29,000	721,230	—	—
Jeffery L. Cantwell	1,700	30,488	—	—
Richard E. Ervin (2)	97,500	3,372,100	—	—
K. Kelly Roberts	—	—	—	—

(1)	Reflects the difference between the market value of the shares at the exercise date and the option exercise price multiplied by the number of shares acquired on exercise.
(2)	Of these options, 15,000 were repriced upwards in December 2006 from $8.50 to $9.65, thereby reducing the “Value Realized on Exercise” by $17,250. In lieu of exercising vested options to purchase an additional 77,500 shares of common stock upon his departure from the Company, Mr. Ervin accepted payment from the Company of $1,095,625, which amount is reflected in the “All Other Compensation” column of the Summary Compensation Table.

NON-QUALIFIED DEFERRED COMPENSATION

The following table contains information with respect to the non-qualified deferred compensation plan by the executive officers named above during the fiscal year ended December 31, 2006.

Name	Executive Contributions in 2006 ($)(1)	Registrant Contributions in 2006 ($)(2)	Aggregate Earnings in 2006 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2006 ($)(4)
Tilman J. Fertitta	10,000	3,000	5,225	—	44,977
Richard H Liem	50,000	12,000	19,977	—	179,719
Steven L. Scheinthal	40,000	12,000	22,656	—	180,402
Jeffrey L. Cantwell	32,596	9,055	16,052	—	149,615
Richard E. Ervin	30,000	—	3,727	—	33,727
K. Kelly Roberts	10,400	3,120	4,812	—	42,141

(1)	Amounts in the “Executive Contributions in 2006” column were deferred in 2006 and, for all executives other than Mr. Cantwell, were reflected in the “Bonus” column of the 2005 Summary Compensation Table. These amounts were earned in 2005 but paid in 2006. Mr. Cantwell’s 2006 contribution was made from his 2006 base salary and therefore is reflected in the 2006 Summary Compensation Table.
(2)	Amounts in the “Registrant Contributions in 2006” column are reflected in the “All Other Compensation” column of the 2006 Summary Compensation Table. These contributions were based on the executive contributions actually made in 2005.
(3)	None of the earnings reported in this column is included in the Summary Compensation Table because they were not above market or preferential.
(4)	The following amounts represent aggregate executive and Company contributions under the plan prior to 2006 and were previously reported as compensation to the named executive officers in the Summary Compensation Table for previous years: Mr. Fertitta, $36,000; Mr. Liem, $155,290; Mr. Scheinthal, $144,000; Mr. Cantwell, $123,456; and Mr. Ervin, $30,000. Mr. Roberts was not previously listed in the Summary Compensation Table. His total individual and company contributions prior to 2006 were $26,355.

The following describes the material features of our non-qualified deferred compensation plan in which the executive officers participate.

The deferred compensation plan went into effect in 2004. Executive contributions are made from base salary or bonus. Under the deferred compensation plan, a participant receives his prior deferrals and vested matching contributions, along with any accumulated earnings thereon, following his termination of employment, disability (as defined by the plan), death (in which case the designated beneficiary will receive the benefit), or upon a change of control. Participants may also receive unplanned in-service distributions in limited emergency situations. The Participant may elect to defer a minimum of $2,000 of base salary and/or bonus, and is subject to a maximum contribution of 90% of the participant’s base salary and 100% of the bonus.

We have hired Clark Consulting to help manage the deferred compensation plan. Clark Consulting has set up an investment vehicle, similar to our 401(k) plan offered to non-executives. The deferred compensation plan allows the participants to allocate and/or reallocate the balance in their account daily among available measurement funds. Therefore, the annual earnings will be dependant upon the portfolio selections made by each participant. During 2006, there was a selection of 14 measurement funds available with a combined average return of 13.95%. The best performing fund was AIM VI Real Estate: SI Fund with an annual return of 42.60%. The worst performing fund was the PIMC VIT Real Return: AC with an annual return of 0.57%. The Maxim Money Market had a return of 4.58%.

We have the discretion to make matching contributions to a participant’s account. In 2006, we matched either 25% or 30% of each participant’s 2006 contributions. The executive officers each received a 30% matching contribution in 2006 for 2005 deferrals. The matching contribution is subject to a five (5) year vesting schedule at a rate of 20% per year. Notwithstanding the vesting schedule, a participant will become fully vested upon reaching the age of 62.

The deferred compensation plan allows participants to elect the form in which the retirement benefit will be paid (lump-sum or installments). The participant has the opportunity to change the form of the retirement benefit payment subject to certain requirements.

We have adopted a “rabbi trust” to protect the assets of the deferred compensation plan.

EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Effective January 1, 2003, we entered into an employment agreement with Tilman Fertitta, our CEO, that sets forth the general terms and conditions of his employment for the term commencing January 1, 2003. The initial term of the contract expires at the end of 2007. The contract automatically extends for an additional period of five years unless either party provides written notice of its election not to extend.

Under the agreement, Mr. Fertitta agrees to serve as our President, CEO and Chairman of the Board for an annual base salary of not less than $1,250,000. The Compensation Committee is required to review Mr. Fertitta’s salary at least annually to determine if any salary increases are warranted. The agreement provides that Mr. Fertitta shall be entitled to participate in any cash bonus programs established by the Company and, in the absence of a cash bonus program, to receive an annual bonus as determined by the Compensation Committee and in the range of up to two times Mr. Fertitta’s base salary. The Agreement provides that,

•	Mr. Fertitta is eligible to participate in the Company’s deferred compensation plans,

•	Mr. Fertitta is entitled to an automobile and payment or reimbursement of all operating and maintenance costs,

•

the Company will provide an annual expense and/or administrative or support/personnel allowance and will pay or reimburse Mr. Fertitta for annual financial service fees for tax preparation, estate planning and legal or financial advice,

•

the Company will reimburse Mr. Fertitta for all reasonable business expenses, including travel, business entertainment and membership fees and dues for country clubs Mr. Fertitta deems necessary to carry out his duties under the employment agreement,

•	the Company will provide Mr. Fertitta with the use of Company transportation and dockage fees,

•

Mr. Fertitta is entitled to life insurance and other insurance benefits as approved by the Compensation Committee and provided to other executive officers of the corporation as well as payment or reimbursement of medical expenses or charges not otherwise paid for by Company-provided insurance,

•	the Company shall provide for the security of Mr. Fertitta, and

•

for each year of the agreement, the Company shall make charitable contributions to charities of Mr. Fertitta’s choice of at least $500,000 as well as match Mr. Fertitta’s charitable contributions in an amount not to exceed $250,000 per year.

In addition, the agreement grants to Mr. Fertitta the right to receive stock options and 500,000 shares of restricted stock, to be issued in the amount of 100,000 shares a year over the term of the agreement and which vests 10 years from the effective date of the grant. Beginning in 2006, the Company adopted a general policy to grant restricted stock in lieu of options due to the many variables in valuing option awards. In connection with this new policy, the Company amended the employment agreement effective March 14, 2006. Previously, the employment agreement provided that Mr. Fertitta was entitled to an aggregate of 800,000 stock options over the term of the agreement, of which 250,000 were issued in 2004. After the Committee determined it was in the Company’s best interest to issue restricted stock rather than options, the Committee, based on the recommendation of Pearl Meyer & Partners, issued 275,000 shares of restricted stock to the CEO in place of the remaining 550,000 options. The conversion factor was determined by the Compensation Committee based on a report by Pearl Meyer & Partners. The restricted stock will not vest until seven years from the date of the grant.

The Company does not have employment agreements with any of its other executive officers.

In the event Mr. Fertitta’s employment is terminated as a result of his death or disability (as defined in the employment agreement), he, or his legal representative, is entitled to receive all compensation he would otherwise have been entitled to receive throughout the remaining term of the employment period as well as other death or disability benefits we provide. In addition, any stock options or restricted stock immediately vest. In the event Mr. Fertitta’s employment is terminated (i) by him other than for good reason, or (ii) by us for cause, Mr. Fertitta will receive all accrued compensation and other amounts owed to him as of the date of termination. In the event Mr. Fertitta’s employment is terminated (i) by us other than for cause, (ii) by Mr. Fertitta for good reason or (iii) within one year of a change in control, all of Mr. Fertitta’s stock options and restricted stock immediately vest and Mr. Fertitta is entitled to receive, among other things, (a) a lump sum payment of $5,000,000 in consideration of his agreement not to compete with us, (b) an amount equal to three times 180% of his base salary, (c) an additional lump sum payment necessary to pay the life insurance policy and (d) a continuation of certain other benefits.

Potential Payments on Termination Following a Change in Control

As described above, our CEO is party to an employment agreement with us and each executive officer is a party to equity award agreements relating to options and restricted stock granted and various plans. These agreements and plans provide that an executive officer is entitled to additional consideration in the event of a termination event. The following sets forth the incremental compensation that would be payable by us to each of our executive officers in the event of the executive officer’s termination of employment with us under various scenarios, which we refer to as “termination events,” including the executive officer’s voluntary resignation, involuntary termination for cause, involuntary termination without cause, termination by the executive for good reason, termination in connection with a change in control, termination in the event of disability, termination in the event of death, and termination in the event of retirement. In accordance with applicable SEC rules, the following discussion assumes:

•	that the termination event in question occurred on December 29, 2006, the last business day of 2006; and

•	with respect to calculations based on our stock price, we used $30.09, which was the reported closing price of our common stock on December 29, 2006.

The analysis contained in this section does not consider or include payments made to an executive officer with respect to contracts, agreements, plans or arrangements to the extent they do not discriminate in scope, terms or operation, in favor of our executive officers and that are available generally to all salaried employees. The actual amounts that would be paid upon an executive officer’s termination of employment can only be determined at the time of such executive officer’s termination. Due to the number of factors that affect the nature and amount of any compensation or benefits provided upon the termination event, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, our stock price at such time and the executive officer’s age and service.

Tilman J. Fertitta. In addition to the amounts listed below, Mr. Fertitta is entitled to all accrued compensation, unreimbursed expenses and other benefits through the date of termination in the event of his termination.

Element	Involuntary Termination without Cause or for Good Reason ($)		Termination Following a Change in Control ($)		Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Cash	7,390,365	(1)	7,390,365	(1)	1,928,073	1,928,073
Severance Payment (2)	7,830,000		7,830,000		—	—
Health & Security	See (3)		See (3)		See (3)	—
Stock Option Awards (4)	215,832		215,832		215,832	215,832
Restricted Stock Awards (5)	20,310,750		20,310,750		20,310,750	20,310,750
280G Excise Gross-Up (6)	20,772,286		20,772,286		12,042,431	12,042,431

Total	56,519,233		56,519,233		34,497,086	34,497,086

(1)	In the case of a termination without cause, for good reason or following a change of control, includes a lump sum payment in the amount of $5,000,000 in exchange for Mr. Fertitta’s agreement not to compete or solicit employees. The balance of the cash proceeds represents payments on Mr. Fertitta’s life insurance policy, the value of administrative support services and financial service fees, for tax preparation, estate planning and legal or financial advice to which Mr. Fertitta is entitled under his employment agreement, use of Company transportation and dockage fees, and membership fees and dues for country clubs, all of which Mr. Fertitta is entitled to for a period of five years following the termination event.
(2)	Under Mr. Fertitta’s employment agreement, he is entitled to a severance payment equal to three times 180% of his base salary at the rate in effect immediately prior to the termination event.
(3)	Under Mr. Fertitta’s employment agreement, in the case of a termination without cause, for good reason or following a change of control, the Company is obligated to maintain group life insurance, accidental death and dismemberment insurance, hospitalization, surgical, and other insurance coverage in effect immediately prior to the termination event as well as supplemental medical reimbursement until the later of Mr. Fertitta’s death, his wife’s death or until all of his children reach the age of 25 or complete college. In addition, the Company is required to maintain personal security for Mr. Fertitta. In the case of a termination in the event of disability or death, Mr. Fertitta is entitled to benefits at least equal to the most favorable benefits provided by the Company to the estates and beneficiaries of other executive level employees of the Company under plans, programs, practices and policies relating to death or disability benefits. In 2006, the approximate cost of the Company provided health insurance and medical expense reimbursement to Mr. Fertitta was $26,260. The cost to us for security services to Mr. Fertitta in 2006 was $246,912.
(4)	Represents immediate vesting of all stock options. The closing price of the Company’s common stock on the New York Stock Exchange on December 29, 2006, was $30.09 per share.
(5)	Represents immediate vesting of all restricted stock awards as well as granting of restricted stock required to be granted under the employment agreement during the term of the employment agreement but not yet granted. The closing price of the Company’s common stock on the New York Stock Exchange on December 29, 2006, was $30.09 per share.
(6)	In the case of a termination without cause, for good reason or following a change of control, represents excise tax gross-up under Section 280G and 4999 of the Internal Revenue Code for all amounts payable to Mr. Fertitta in connection with a termination. In the case of a termination in the event of disability or death, represents excise tax gross-up for amounts payable in connection with the vesting of stock options and restricted stock.

Richard H. Liem. Mr. Liem does not have an employment agreement. Therefore, he is not entitled to any compensation payable or benefits upon a termination event except as provided in his equity award agreements.

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	38,850	38,850	38,850
Restricted Stock Awards	451,350	451,350	451,350

Total	490,200	490,200	490,200

Steven L. Scheinthal. Mr. Scheinthal does not have an employment agreement. Therefore, he is not entitled to any compensation payable or benefits upon a termination event except as provided in his equity award agreements.

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	183,060	183,060	183,060
Restricted Stock Awards	601,800	601,800	601,800

Total	784,860	784,860	784,860

Jeffery L. Cantwell. Mr. Cantwell does not have an employment agreement. Therefore, he is not entitled to any compensation payable or benefits upon a termination event except as provided in his equity award agreements.

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	74,909	74,909	74,909
Restricted Stock Awards	128,936	128,936	128,936

Total	203,845	203,845	203,845

K. Kelly Roberts. Mr. Roberts does not have an employment agreement. Therefore, he is not entitled to any compensation payable or benefits upon a termination event except as provided in his equity award agreements.

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	114,320	114,320	114,320
Restricted Stock Awards	85,937	85,937	85,937

Total	200,257	200,257	200,257

COMPENSATION OF DIRECTORS

Our Directors who are not executive officers received Director’s fees of $36,000 for 2006, plus the expenses incurred by them on our behalf. Non-employee directors also receive $1,000 for each Audit, Compensation and Nominating and Corporate Governance Committee meeting attended, as well as other committee meetings they attend. In addition, Mr. Taylor received $60,000 for consulting and governmental support services, which amount is reflected in the All Other Compensation column. Historically, each non-employee director has received stock options to acquire shares of common stock. In the past, a non-employee director would receive an option to purchase 10,000 of shares of common stock upon their initial election to the Board and 2,000 shares each time such person was re-elected for an additional term as director. No options were awarded to any of the non-employee directors upon their re-election in 2005. The Board of Directors obtained shareholder approval in 2006 to provide for the issuance of shares of restricted stock upon a non-employee director’s election to the Board or subsequent re-election in lieu of stock options. In 2006, each non-employee director received 2,000 shares of restricted stock with a two year vesting schedule. While normally a non-employee director will receive 1,000 shares of restricted stock upon their election or re-election to the Board, the Board made the decision to issue an additional 1,000 shares to each non-employee director in 2006 due to the fact that no equity compensation was issued to any non-employee director re-elected to the Board in 2005. All Other Compensation reflects dividend compensation paid on the stock awards. None of the directors have any perquisites over $10,000.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(6)	All Other Compensation ($)	Total ($)
Michael S. Chadwick(2)	43,000	62,440	—	200	105,640
Michael Richmond(3)	44,000	62,440	3,248	200	109,888
Joe Max Taylor(4)	40,000	62,440	—	60,200	162,640
Kenneth Brimmer(5)	43,000	62,440	—	200	105,640

(1)	Amounts shown reflect the accounting expense recognized by the Company for financial statement reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” and do not reflect whether the named executive officer has actually realized a financial benefit from the award.
(2)	At December 31, 2006, Mr. Chadwick had 16,000 options of which 13,600 were exercisable and 2,000 shares of restricted stock which vest 50% on 6/1/07 and 50% on 6/1/08. The grant date fair value of restricted stock awarded to Mr. Chadwick in 2006 was $62,440, calculated by multiplying the number of shares granted in 2006 by the fair value in accordance with SFAS 123R.
(3)	At December 31, 2006, Mr. Richmond had 12,000 options of which 6,800 were exercisable and 2,000 shares of restricted stock which vest 50% on 6/1/07 and 50% on 6/1/08. The grant date fair value of restricted stock awarded to Mr. Richmond in 2006 was $62,440, calculated by multiplying the number of shares granted in 2006 by the fair value in accordance with SFAS 123R.
(4)	At December 31, 2006, Mr. Taylor had 3,200 options of which 800 were exercisable and 2,000 shares of restricted stock which vest 50% on 6/1/07 and 50% on 6/1/08. The grant date fair value of restricted stock awarded to Mr. Taylor in 2006 was $62,440, calculated by multiplying the number of shares granted in 2006 by the fair value in accordance with SFAS 123R.
(5)	At December 31, 2006, Mr. Brimmer had 10,000 options of which 4,000 were exercisable and 2,000 shares of restricted stock which vest 50% on 6/1/07 and 50% on 6/1/08. The grant date fair value of restricted stock awarded to Mr. Brimmer in 2006 was $62,440, calculated by multiplying the number of shares granted in 2006 by the fair value in accordance with SFAS 123R.
(6)	The amount listed in the Option Awards Table was expensed by the Company in 2006 for the named director in connection with the Company’s stock option review. No options were awarded to this director in 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Taylor, Chadwick and Richmond served as members of the Compensation Committee during 2006. No member of the Compensation Committee is or has been an officer or employee of ours or any of our subsidiaries. The members of the Compensation Committee had no other relationships with us requiring disclosure pursuant to Item 404 of SEC Regulation S-K. No executive officer of ours served as a member of the Compensation Committee (or other Board committee performing similar functions or, in the absence of any such committee, the entire Board of Directors) of another corporation whose executive officer served on the Compensation Committee. None of our executive officers served as a director of another corporation whose executive officers served on the Compensation Committee. None of our executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another corporation whose executive officers served as one of our directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The following table sets forth, as of July 31, 2007, certain information regarding the beneficial ownership of our common stock by (a) each person we know to own beneficially more than five percent of the outstanding shares of our common stock, (b) each of our directors, (c) each executive officer named in the Summary Compensation Table above, and (d) all of our executive officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. The address of each of Messrs. Fertitta, Scheinthal, Liem, Chadwick, Taylor, Richmond, Brimmer, Cantwell and Roberts is 1510 West Loop South, Houston, Texas 77027.

Name of Beneficial Owner	Shares Beneficially Owned
	Number	Percent
Executive Officers and Directors
Tilman J. Fertitta (1)	6,631,481	32.7%
Richard H. Liem (2)(3)	53,143	*
Steven L. Scheinthal (2)(3)	187,300	*
Jeffrey L. Cantwell (2)(3)	15,195	*
Kenneth Brimmer (2)(4)	8,713	*
Michael S. Chadwick (2)(4)	16,800	*
Michael Richmond (2)(4)	9,200	*
Joe Max Taylor (2)(4)	4,000	*
K. Kelly Roberts (2)(3)	10,856	*
5% owners
Dimensional Fund Advisors Inc. (5)	2,009,140	10.4%
Deutsche Bank AG (6)	2,092,109	10.8%
All executive officers and directors as a group (9 persons) (7)	6,936,688	34%

*	Less than 1%.
(1)	Includes 900,000 shares subject to options owned by Mr. Fertitta that are immediately exercisable or will become exercisable within 60 days and 775,000 shares of restricted stock, 500,000 shares of which vest ten years from the effective date of grant and 275,000 shares of which vest seven years from the effective date of grant.
(2)	Includes 15,000; 76,500; 10,700; 6,000; 14,800; 7,200, 2,000 and 3,000 shares subject to options, respectively, for the persons named in the above table, which are exercisable within 60 days.
(3)	Includes restricted stock issued on April 6, 2006 which vests 20% a year over five years from the effective date of grant – 20,000 shares for Mr. Scheinthal, 15,000 shares for Mr. Liem, 4,285 shares for Mr. Cantwell and 2,856 shares for Mr. Roberts.
(4)	Includes restricted stock issued on June 1, 2006 which vests 50% a year over two years from the effective date of grant – 2,000 shares each for Messrs. Chadwick, Taylor, Richmond and Brimmer.
(5)	The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. The information set forth herein has been compiled from filings made with the SEC on Schedule 13G filed on February 9, 2007.
(6)	The address of Deutsche Bank AG is 60 Wall Street, New York, NY 10005. The information set forth herein has been compiled from filings made with the SEC on Schedule 13G filed on February 1, 2007.
(7)	Includes 1,035,200 shares subject to options for all officers and directors as a group which are, or will become exercisable within 60 days of the date hereof, and 825,141 shares of restricted stock, 500,000 shares of which vest ten years from the effective date of grant, 275,000 shares of which vest seven years from the effective date of grant, 42,141 shares of which vest 20% a year over five years from the effective date of grant, and 8,000 shares of which vest 50% a year over two years from the effective date of grant.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the stockholders (1)	194,105	$9.84	800,000
Equity compensation plans not approved by the stockholders (2)	1,347,850	$17.87	315,080

Total	1,541,955	$16.86	1,115,080

(1)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted with stockholder approval:

(a)	The Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan authorizes the issuance of up to 2,162,500 shares, all of which are currently held in our treasury. This plan allows awards of non- qualified stock options, which may include stock appreciation rights, to our consultants, employees and non-employee directors. The plan is administered by our Compensation Committee. Terms of the award, such as vesting and exercise price, are to be determined by the Compensation Committee and set forth in the grant agreement for each award.
(b)	The Company maintained two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options were granted to eligible employees and non-employee directors of the Company or its subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock of the Company. The Stock Option Plans were administered by the Compensation Committee of the Board of Directors (the Committee), which determined at its’ discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. Options are no longer issued under either plan, however, options previously issued under the stock option plans are still outstanding.
(c)	The Company also maintained the 1995 Flexible Incentive Plan, which was adopted in 1995, (Flex Plan), as amended, for key employees of the Company. Under the Flex Plan eligible employees received stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock issued under the Flex Plan (or with respect to which awards may be granted) were not in excess of 2,000,000 shares. Options are no longer issued under the Flex Plan, however, options previously issued are still outstanding.
(2)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted without stockholder approval:

(a)	The Landry’s Restaurants, Inc. 2003 Equity Incentive Plan authorizes the issuance of up to 700,000 shares, all of which are currently held in our treasury. This plan allows awards of both qualified and non-qualified stock options, restricted stock, cash equivalent values, and tandem awards to employees. The plan is administered by our compensation committee. Terms of the award, such as vesting and exercise price, are to be determined by the compensation committee and set forth in the grant agreement for each award.
(b)

On July 22, 2002, we issued options to purchase an aggregate of 437,500 shares under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets. The options issued to our CEO are all vested.
(c)	On July 22, 2002, we issued options to purchase an aggregate of 6,000 shares to our non-employee directors. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years.
(d)	On March 16, 2001, we issued options to purchase an aggregate of 387,500 shares to our senior management under individual stock option agreements with individual members of senior management. Options under these agreements were granted at $8.50 and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets. In December 2006, certain options to a member of senior management were increased to an exercise price of $9.62. The options issued to our CFO are all vested.
(e)	On March 16 and September 13, 2001, options to purchase an aggregate of 240,000 shares were issued to certain of our individual employees, under individual option grant agreements. Options under these agreements were granted at $8.50 and $15.80, respectively, and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control.
(f)	In addition, we have issued pursuant to an employment agreement, over its five year term, 775,000 shares of restricted stock, 500,000 shares which vest 10 years from the grant date, and 275,000 shares which vest 7 years from the grant date. In addition, 250,000 stock options have also been granted pursuant to the employment agreement.
(g)	In April 2006, 102,000 restricted common shares were issued to key employees vesting ratably over five years and 8,000 restricted common shares were granted to non-employee directors vesting ratably over two years. The unamortized balance of non-vested restricted common stock grants is reflected as deferred compensation included in stockholders’ equity and the related expense is amortized over the vesting periods.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our policy is, to the extent practicable, to avoid transactions (except those which are employment related) with officers, directors, and affiliates. In any event, any such transactions will be entered into on terms which we believe are no less favorable to us than could be obtained from third parties, and such transactions will be approved by a majority of our disinterested directors.

In 2003, we entered into a Management Agreement (the “Agreement”) with Fertitta Hospitality, L.L.C. (“Fertitta Hospitality”), which is jointly owned by our President and CEO and his wife. Pursuant to the Agreement, we provide services to Fertitta Hospitality with respect to management and operational matters, administrative, personnel and transportation matters and receives a fee of $7,500 a month, plus reimbursement of expenses. The Management Agreement provides for a renewable three year term. The terms of the Management Agreement were approved by the Non-Employee Directors, who received an opinion of an independent consultant that the economic and non-economic terms of the Management Agreement were a fair-market transaction.

In 1999, we entered into a ground lease agreement with 610 Loop Venture, LLC, a company wholly-owned by our President and CEO, on land adjacent to our corporate headquarters. The ground lease was for a term of five years with one option renewal period. Under the terms of the ground lease, 610 Loop Venture pays us base rent of $12,000 per month plus pro-rata real property taxes and insurance. 610 Loop Venture also has the option to purchase certain property based upon an appraised or predetermined value. In 2004, the ground lease agreement was extended for another five (5) years.

In 2002, in connection with the construction of a Rainforest Cafe restaurant on a prime tract of waterfront property in Galveston, Texas, we entered into a 20-year, with option renewals, ground lease agreement with

Fertitta Hospitality having a base rent of $96,000 per year. Pursuant to the terms of the lease, the annual rent is equal to the greater of the base rent or sliding scale percentage rent from four to six percent of revenues, plus real property taxes and insurance. The terms of the lease were approved by the Non-Employee Directors, who received the opinion of an independent real estate firm that the economic and non-economic terms of the lease were a fair-market transaction. In 2006, we paid total base and percentage rent in the amount of $567,000.

As permitted by the employment contract between us and our CEO, we made a charitable contribution in the amount of $91,000 to a charitable foundation that our CEO served on as trustee in 2006.

On a routine basis we hold or host promotional events, training seminars and conferences for our personnel. In connection therewith, in 2006, we incurred expenses in the amount of $50,000 at resort hotel properties owned by our CEO and to which we provide management services. The amount that we paid is below the amount that would have been paid by an unaffiliated third party.

We jointly sponsor events and promotional activities with Fertitta Hospitality which result in shared costs and use of our personnel or Fertitta Hospitality employees and assets.

The above agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of each transaction may have been more or less favorable to us than might have been obtained from unaffiliated third parties. We believe that the terms of each transaction were at least as favorable to us as that which could have been obtained in arm’s-length transactions with an unaffiliated party.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

REPORT OF THE AUDIT COMMITTEE

FOR THE YEAR ENDED DECEMBER 31, 2006

The Audit Committee is composed of three Non-Employee Directors and acts under a written charter adopted by the Board of Directors. The Audit Committee has the sole responsibility for the appointment and retention of the Company’s independent auditors and the approval of all audit and engagement fees. The Audit Committee meets periodically with management, the internal auditors and the independent auditors regarding accounting policies and procedures, audit results and internal accounting controls. The internal auditors and the independent auditors have free access to the Audit Committee, without management’s presence to discuss the scope and results of their audit work. The Company’s management is primarily responsible for the Company’s financial statements and the quality and integrity of the reporting process, including establishing and maintaining the systems of internal controls over financial reporting and assessing the effectiveness of those controls. The independent auditors, Grant Thornton LLP (“GT”), are responsible for auditing those financial statements and internal controls over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for expressing an opinion on the conformity of the financial statements with accounting principles generally accepted in the United States as well as reporting on the effectiveness of the Company’s internal controls over financial reporting. On behalf of the Board of Directors, the Audit Committee monitors the Company’s financial reporting processes and systems of internal control, the independence and the performance of the independent accountants, and the performance of the internal auditors.

Management has represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Audit Committee has discussed with the independent accountants their evaluation of the accounting principles, practices and judgments applied by management, and the Audit Committee has discussed any items required to be communicated to it by the independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2006, and matters related to Section 404 of the Sarbanes-Oxley Act of 2002 with the Company’s management and representatives of GT. The Audit Committee discussed with GT the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, the Audit Committee discussed with GT their independence from the Company and its management, including the matters in the written disclosures required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and has received from GT the written disclosure required by Standard No. 1.

Based on the reviews and discussions described above, the Audit Committee has recommended to the Company’s Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Audit Committee

Michael S. Chadwick, Chairman

Michael Richmond

Kenneth Brimmer

The Audit Committee has again retained GT as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. A representative of GT will be present at the annual meeting. The representative will be given an opportunity to make a statement, if he or she desires to do so, and to respond to appropriate questions.

Audit Fees

During the year ended December 31, 2006, the aggregate fees billed by GT for the audit of the Company’s financial statements for such year and for the reviews of the Company’s interim financial statements were $1,619,215.

The aggregate fees billed by GT for the audit of the Company’s financial statements for 2005 and for the reviews of the Company’s interim financial statements were $841,815.

Audit-Related Fees

The Company did not pay any Audit-Related Fees for the fiscal year ended December 31, 2006 or 2005 to GT.

Tax Fees

The Company did not pay any fees for professional services rendered by GT for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 or 2005.

All Other Fees

The aggregate fees billed for services rendered by GT not reportable as Audit Fees, Audit-Related Fees or Tax Fees for the fiscal year, ended December 31, 2006 and December 31, 2005 were $0.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee annually reviews and pre-approves the audit, review, attest and permitted non-audit services to be provided during the next audit cycle by the independent registered public accounting firm. To the extent practicable, at the same meeting the Audit Committee also reviews and approves a budget for each of such services. Services proposed to be provided by the independent registered public accounting firm that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the Audit Committee. Additionally, fees for previously approved services that are expected to exceed the previously approved budget must also be approved by the Audit Committee.

All requests or applications for the independent registered public accounting firm to provide services to the Company must be submitted to the Audit Committee by the independent registered public accounting firm and management and state as to whether, in their view, the request or application is consistent with applicable laws, rules and regulations relating to independent registered public accounting firm independence. In the event that any member of management or the independent registered public accounting firm becomes aware that any services are being, or have been, provided by the independent registered public accounting firm to the Company without the requisite pre-approval, such individual must immediately notify the Chief Financial Officer, who must promptly notify the Chairman of the Audit Committee and appropriate management so that prompt action may be taken to the extent deemed necessary or advisable.

All of the services provided by the Company’s independent registered public accounting firm during 2005 and 2006 were pre-approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are set forth herein commencing on page 70:

—Report of Independent Registered Public Accounting Firm Grant Thornton LLP

—Consolidated Balance Sheets as of December 31, 2006 and 2005

—Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

—Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

—Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

—Notes to Consolidated Financial Statements

2. Financial Statement Schedules—Not applicable.

(b)	Exhibits

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

Exhibit No.	Exhibit
10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

Exhibit No.	Exhibit
10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.20	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

*10.33	T-Rex Cafe, Inc. Stockholders Agreement

*10.34	Stock Purchase Agreement By and Among JCS Holdings, LLC, LSRI Holdings, Inc and Landry’s Restaurants, Inc.

*12.1	Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

Exhibit No.	Exhibit

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Grant Thornton LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(b)

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Landry’s Restaurants, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that Landry’s Restaurants, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landry’s Restaurants, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. A material weakness was identified with respect to deficiencies related to the documentation, authorization, accounting and related processes for stock option grants and adjustments in the financial reporting close process. Absent control improvements including oversight, a material misstatement could occur in the annual or interim financial statements. While the Company has identified additional control improvements, the Company was not able to evaluate whether such controls were operating effectively at December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated on such consolidated financial statements and financial statement schedules.

In our opinion, management’s assessment that Landry’s Restaurants, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Landry’s Restaurants, Inc. and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated August 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    Grant Thornton LLP

Houston, Texas

August 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Landry’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments”.

As discussed in Note 2 to the consolidated balance sheet and statement of stockholders’ equity as of December 31, 2005 have been restated for adjustments related to stock options.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Landry’s Restaurants, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    Grant Thornton LLP

Houston, TX

August 9, 2007

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,268,942	$38,874,912
Accounts receivable—trade and other, net	26,572,331	20,719,053
Inventories	40,444,848	55,796,002
Deferred taxes	17,044,462	12,763,948
Assets related to discontinued operations	10,677,863	284,505,625
Other current assets	21,646,560	11,954,293

Total current assets	147,655,006	424,613,833

PROPERTY AND EQUIPMENT, net	1,215,626,438	1,103,530,476
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	39,264,330	31,033,901
OTHER ASSETS, net	43,838,630	34,873,056

Total assets	$1,464,911,951	$1,612,578,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,358,647	$83,061,619
Accrued liabilities	133,562,776	113,371,477
Income taxes payable	759,891	5,060,885
Current portion of long-term notes and other obligations	748,122	1,851,741
Liabilities related to discontinued operations	2,409,502	23,296,283

Total current liabilities	214,838,938	226,642,005

LONG-TERM NOTES, NET OF CURRENT PORTION	710,456,197	816,043,799
DEFERRED TAXES	—	21,635,903
OTHER LIABILITIES	44,909,353	31,486,645

Total liabilities	970,204,488	1,095,808,352

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 22,132,795 and 21,593,823, shares issued and outstanding, respectively	221,328	215,938
Additional paid-in capital, 2005 restated	331,320,290	327,260,457
Retained earnings, 2005 restated	163,165,845	189,294,066

Total stockholders’ equity	494,707,463	516,770,461

Total liabilities and stockholders’ equity	$1,464,911,951	$1,612,578,813

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
REVENUES	$1,134,301,147	$897,459,513	$804,903,052
OPERATING COSTS AND EXPENSES:
Cost of revenues	258,994,539	233,590,929	225,438,669
Labor	369,755,496	269,824,500	232,327,340
Other operating expenses	288,178,124	223,589,627	199,660,582
General and administrative expense	57,977,361	47,442,596	48,445,610
Depreciation and amortization	57,465,119	44,760,700	38,959,037
Asset impairment expense	8,636,276	—	1,708,654
Pre-opening expenses	6,230,465	3,030,611	3,234,018

Total operating costs and expenses	1,047,237,380	822,238,963	749,773,910

OPERATING INCOME	87,063,767	75,220,550	55,129,142
OTHER EXPENSE (INCOME):
Interest expense, net	49,215,393	31,207,629	10,845,576
Other, net	(2,421,901)	(218,397)	13,176,474

Total other expense	46,793,492	30,989,232	24,022,050

Income from continuing operations before income taxes	40,270,275	44,231,318	31,107,092
Provision (benefit) for income taxes	10,750,064	13,888,205	(9,549,481)

Income from continuing operations	29,520,211	30,343,113	40,656,573
Income (loss) from discontinued operations, net of taxes	(51,289,934)	14,471,923	25,865,155

Net income (loss)	$(21,769,723)	$44,815,036	$66,521,728

EARNINGS (LOSS) PER SHARE INFORMATION:

BASIC
Income from continuing operations	$1.39	$1.36	$1.50
Income (loss) from discontinued operations	(2.41)	0.65	0.96

Net income (loss)	$(1.02)	$2.01	$2.46

Weighted average number of common shares outstanding	21,300,000	22,300,000	27,000,000
DILUTED
Income from continuing operations	$1.34	$1.32	$1.46
Income (loss) from discontinued operations	(2.33)	0.63	0.93

Net income (loss)	$(0.99)	$1.95	$2.39

Weighted average number of common and common share equivalents outstanding	22,000,000	23,000,000	27,800,000

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2003	27,653,852	$276,539	$437,747,316	$161,870,058	$599,893,913
Restatement to reflect additional stock compensation expense	—	—	9,082,228	(9,082,228)	—

BALANCE, December 31, 2003 as restated	27,653,852	276,539	446,829,544	152,787,830	599,893,913
Net income	—	—	—	66,521,728	66,521,728
Dividends paid	—	—	—	(4,783,404)	(4,783,404)
Purchase of common stock held for treasury	(2,291,800)	(22,918)	(42,843,341)	(19,914,558)	(62,780,817)
Exercise of stock options	145,521	1,455	1,348,316	—	1,349,771
Tax benefit on stock option exercises	—	—	263,695	—	263,695
Issuance of restricted stock	100,000	1,000	(1,000)	—	—
Amortization of deferred compensation	—	—	432,080	—	432,080

BALANCE, December 31, 2004 as restated	25,607,573	256,076	406,029,294	194,611,596	600,896,966
Net income	—	—	—	44,815,036	44,815,036
Dividends paid	—	—	—	(4,611,364)	(4,611,364)
Purchase of common stock held for treasury	(4,823,986)	(48,240)	(88,209,338)	(45,521,202)	(133,778,780)
Exercise of stock options	710,236	7,102	8,571,588	—	8,578,690
Tax benefit on stock option exercises	—	—	180,420	—	180,420
Issuance of restricted stock	100,000	1,000	(1,000)	—	—
Amortization of deferred compensation	—	—	689,493	—	689,493

BALANCE, December 31, 2005 as restated	21,593,823	215,938	327,260,457	189,294,066	516,770,461
Net income (loss)	—	—	—	(21,769,723)	(21,769,723)
Dividends paid	—	—	—	(4,358,498)	(4,358,498)
Purchase of common stock held for treasury	(210,733)	(2,107)	(6,017,531)	—	(6,019,638)
Exercise of stock options	264,785	2,648	2,737,117	—	2,739,765
Tax benefit on stock option exercises	—	—	64,808	—	64,808
Stock based compensation expense and income tax benefit	—	—	7,280,288	—	7,280,288
Issuance of restricted stock	484,920	4,849	(4,849)	—	—

BALANCE, December 31, 2006	22,132,795	$221,328	$331,320,290	$163,165,845	$494,707,463

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,769,723)	$44,815,036	$66,521,728
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,263,258	63,492,747	57,294,123
Asset impairment expense	80,077,544	—	1,708,654
Deferred tax provision (benefit)	(29,322,911)	9,698,299	(3,937,176)
Deferred rent and other charges (income), net	(709,537)	(161,202)	2,719,471
Stock-based compensation expense	7,609,674	689,493	432,080
Financing prepayment expenses	—	—	16,649,009
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in trade and other receivables	(5,014,349)	2,136,302	5,834,208
(Increase) decrease in inventories	11,078,135	(1,862,207)	(7,231,855)
(Increase) decrease in other assets	(333,641)	434,688	(4,377,660)
Increase (decrease) in accounts payable and accrued liabilities	10,754,012	31,812,862	(23,999,700)

Total adjustments	147,402,185	106,240,982	45,091,154

Net cash provided by operating activities	125,632,462	151,056,018	111,612,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(205,556,304)	(118,487,055)	(110,670,371)
Proceeds from disposition of property and equipment	189,911,436	4,049,764	6,095,733
Business acquisitions, net of cash acquired	(7,860,857)	(135,487,498)	(12,930,565)

Net cash used in investing activities	(23,505,725)	(249,924,789)	(117,505,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(2,812,893)	(125,651,865)	(62,780,817)
Proceeds from exercise of stock options	2,739,766	451,775	1,349,771
Proceeds from debt issuance	—	—	575,495,000
Payments of debt and related expenses, net	(111,214,326)	(19,010,143)	(215,205,516)
Proceeds from credit facility	432,649,258	125,000,000	185,000,000
Payments on credit facility	(427,076,664)	(39,488,102)	(307,000,000)
Dividends paid	(4,358,498)	(4,611,364)	(4,783,404)

Net cash (used in) provided by financing activities	(110,073,357)	(63,309,699)	172,075,034
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,946,620)	(162,178,470)	166,182,713
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (1)	39,215,562	201,394,032	35,211,319

CASH AND CASH EQUIVALENTS AT END OF YEAR (1)	$31,268,942	$39,215,562	$201,394,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$61,866,319	$45,297,362	$15,988,418
Income taxes	$11,381,720	$4,838,396	$9,949,203

(1)	Includes cash and cash equivalents related to discontinued operations

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names Landry’s Seafood House, The Crab House, Charley’s Crab, The Chart House and Saltgrass Steak House. In addition, we own and operate domestic and license international rainforest themed restaurants under the trade name Rainforest Cafe.

On September 27, 2005, Landry’s Gaming Inc., an unrestricted subsidiary of Landry’s Restaurants, Inc., completed the acquisition of Golden Nugget, Inc. (GN, formerly Poster Financial Group, Inc.), owner of the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada as further described in Note 4.

Discontinued Operations

During 2006 as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units. Results of operations, assets and liabilities for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income, balance sheets and segment information for all periods presented.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Landry’s Restaurants, Inc., a Delaware holding company, and its wholly and majority owned subsidiaries and partnership. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable is comprised primarily of amounts due from our credit card processor, receivables from national storage and distribution companies and, casino and hotel receivables. The receivables from national storage and distribution companies arise when certain of our inventory items are conveyed to these companies at cost (including freight and holding charges but without any general overhead costs). These conveyance transactions do not impact the consolidated statements of income as there is no revenue or expenses recognized in the financial statements since they are without economic substance other than drayage. We reacquire these items, although not obligated to, when subsequently delivered to the restaurants at cost plus the distribution company’s contractual mark-up. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of individual accounts. Receivables are written off when they are deemed to be uncollectible.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist primarily of food and beverages used in restaurant operations and complementary retail goods and are recorded at the lower of cost or market value as determined by the average cost for food and beverages and by the retail method on the first-in, first-out basis for retail goods. Inventories consist of the following:

	December 31,
	2006	2005
Food and beverage	$25,146,190	$40,501,955
Retail goods	15,298,658	15,294,047

	$40,444,848	$55,796,002

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

Interest is capitalized in connection with construction and development activities, and other real estate development projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During 2006, 2005 and 2004, we capitalized interest expense of approximately $3.9 million, $1.6 million and $1.2 million respectively.

We account for long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. Our properties are reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value. Properties to be disposed of are reported at the lower of their carrying amount or fair value, reduced for estimated disposal costs, and are included in assets related to discontinued operations.

Software

Software, including capitalized implementation costs, is stated at cost, less accumulated amortization and is included in other assets in our Consolidated Balance Sheets. Amortization expense is provided on the straight-line basis over estimated useful lives, which do not exceed 10 years.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-Opening Costs

Pre-opening costs are expensed as incurred and include the direct and incremental costs incurred in connection with the commencement of each restaurant’s operations, which are substantially comprised of rent expense and training-related costs.

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

Advertising

Advertising costs are expensed as incurred during such year. Advertising expenses were $32.3 million, $33.5 million, and $29.6 million in 2006, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

Goodwill and trademarks are not amortized, but instead tested for impairment at least annually. Other intangible assets are amortized over their expected useful life or the life of the related agreement.

	December 31,
	2006	2005
Intangible assets subject to amortization:
Customer lists	$3,400,000	$3,400,000
Other	675,000	675,000

	4,075,000	4,075,000
Accumulated amortization:
Customer lists	428,778	88,778
Other	571,805	526,805

	1,000,583	615,583

Net intangible assets subject to amortization	3,074,417	3,459,417
Indefinite lived intangible assets :
Goodwill	18,527,547	18,527,547
Trademarks	36,189,913	27,574,484

	54,717,460	46,102,031

Total	$57,791,877	$49,561,448

Amortization expense relating to intangibles was $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004 respectively.

Deferred Rent

Rent expense under operating leases is calculated using the straight-line method whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

made. Rent expense generally begins on the date we obtained possession under the lease and includes option periods where failure to renew results in economic penalty. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years.

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

	December 31,
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
7.5% Senior Notes due December 2014	$400,000,000	$390,860,714	$400,000,000	$376,000,000
8.75% senior secured notes due December 2011	158,391,867	161,837,460	159,081,197	161,393,750
7.0% Seller note due November 2010	4,000,000	4,000,000	4,000,000	4,000,000
9.39% non-recourse note payable due May 2010	10,826,017	11,509,281	11,007,078	11,294,720

	$573,217,884	$568,207,455	$574,088,275	$552,688,470

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)(EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. We pay gross receipts tax on liquor sales in certain jurisdictions. Our policy is to present these taxes gross within revenues and expenses. The adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses the diversity in practice of quantifying and assessing materiality of financial statement errors. It is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to the opening balance of retained earnings for errors that were not previously deemed material. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our consolidated financial statements.

2.  RESTATEMENT

As the result of recent announcements associated with stock option activity, we, as well as many companies, have reviewed our historical stock option practices. The voluntary review, which is now complete, was overseen by a Special Committee of the Board of Directors comprised of independent Directors. The Committee engaged legal counsel, which in turn engaged a forensic accounting firm to assist with the review. The scope of the review included granting of and accounting for certain employee equity awards to both senior executives of the Company and other employees from 1993 through 2005. The Special Committee issued no finding of intentional misconduct by current or former senior management or members of the Compensation or Stock Option Committees in connection with the Company’s historical stock option practices and did not conclude that current or former senior management or members of the Compensation or Stock Option Committees engaged in intentional misconduct in the administration and oversight of the Company’s stock option program. The Special

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Committee did determine that there were some deficiencies in the administration and oversight of the stock option grant processes. Although the Company has not issued any stock options since fiscal year 2004, it has amended its option granting practices, and the Board of Directors will continue to consider the report of the Special Committee regarding appropriate remedial measures to enhance the process for equity based compensation awards in the future.

The review identified certain employee stock option awards for which we had historically used an incorrect measurement date in determining the amount of compensation expense to be recognized for such employee stock option awards or failed to record compensation expense due to materiality. It was determined that the use of these incorrect measurement dates resulted primarily from administrative errors or incomplete granting actions as of the previously used measurement dates. As a result, we will restate our historical financial statements for the periods from 1993 to 2001 as outlined below to reflect these changes consistent with the finding of the outside review. The financial statement impact of these matters associated with the years 2002 through 2005 of approximately $0.3 million, $0.3 million, $0.5 million and $0.7 million in 2005, 2004, 2003 and 2002, respectively was not material to any period. Therefore, for the years 2002 through 2005, we recorded a charge of $2.8 million, or $1.8 million net of tax, in the fourth quarter of 2006. A component of this non-cash charge, or $1.1 million pre-tax and $0.8 million after tax, is classified as discontinued operations and the remainder is included in general and administrative expense in the statement of income.

The December 31, 2003 balance of additional paid-in capital was increased by $9.1 million with a corresponding decrease to retained earning to reflect the cumulative effect from prior years.

	Cumulative effect for years 2001-1993	2001	2000	1999	1998
Net income (loss), as previously reported	$107,318,449	$26,919,569	$14,650,118	$15,375,733	$(329,578)
Additional stock compensation expense	14,214,918	4,066,858	1,864,828	2,237,778	1,784,304
Tax effect of additional stock compensation expense, net of forfeitures	(5,132,690)	(1,510,563)	(676,285)	(819,991)	(637,768)

After tax effect of additional stock compensation expense	9,082,228	2,556,295	1,188,543	1,417,787	1,146,536

Net income (loss), as restated	$98,236,221	$24,363,274	$13,461,575	$13,957,946	$(1,476,114)

	1997	1996	1995	1994	1993
Net income, as previously reported	$27,430,044	$1,505,573	$11,047,682	$6,608,308	$4,111,000
Additional stock compensation expense	2,140,487	959,713	794,746	293,763	72,441
Tax effect of additional stock compensation expense, net of forfeitures	(762,893)	(329,241)	(272,942)	(98,838)	(24,169)

After tax effect of additional stock compensation expense	1,377,594	630,472	521,804	194,925	48,272

Net income, as restated	$26,052,450	$875,101	$10,525,878	$6,413,383	$4,062,728

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.  DISCONTINUED OPERATIONS

During the third quarter of 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack units. The results of operations for all stores included in our disposal plan have been classified as discontinued operations in our statements of income and segment information for all periods presented.

On November 17, 2006, we completed the sale of 120 Joe’s restaurants to JCS Holdings, LLC, an unaffiliated new entity created by J.H. Whitney Capital Partners, LLC for approximately $192.0 million, including the assumption of certain working capital liabilities to be finalized in 2007. In connection with the sale we recorded pre-tax impairment charges and a loss on disposal totaling $49.2 million ($29.8 million after tax). Under the terms of the sale, we are providing to JCS Holdings, LLC transitional support services for a period not expected to exceed twelve months. These services include, among other things, IT and purchasing support, as well as office space. Following cessation of these activities, we do not anticipate any significant continuing involvement with or cash flows from JCS Holdings, LLC.

We recorded additional pre-tax impairment charges totaling $24.9 million for the year ended December 31, 2006 to write down carrying values of assets pertaining to the remaining stores included in our disposal plan. We expect to sell the land and improvements belonging to these remaining restaurants, or abandon those locations, within the next 12 months.

In connection with the disposal plan, we recorded pre-tax charges of $1.7 million for the year ended December 31, 2006 for lease termination and other store closure costs. These charges are included in discontinued operations.

The results of discontinued operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
Revenues	$300,029,507	$357,346,158	$362,572,113
Income (loss) from discontinued operations before income taxes	(84,543,106)	21,191,862	38,959,414
Income tax (benefit) on discontinued operations	(33,253,172)	6,719,939	13,094,259

Net income (loss) from discontinued operations	$(51,289,934)	$14,471,923	$25,865,155

Interest expense is allocated to discontinued operations based on the ratio of net assets to be discontinued to consolidated net assets. For the years ended December 31, 2006, 2005 and 2004, respectively, interest expense related to discontinued operations was $12.5 million, $10.2 million and $4.3 million.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities of the discontinued operations are presented separately in the Consolidated Balance Sheets and consist of the following:

	Year Ended December 31,
	2006	2005
Assets:
Cash	$—	$340,650
Other current assets	32,376	5,989,411
Property, plant and equipment, net	10,560,127	276,728,208
Other assets	85,360	1,447,356

Assets related to discontinued operations	$10,677,863	$284,505,625

Liabilities:
Accounts payable and accrued expenses	$2,409,502	$17,154,585
Other liabilities	—	6,141,698

Liabilities related to discontinued operations	$2,409,502	$23,296,283

4.  ACQUISITIONS

On September 27, 2005, we completed the acquisition of 100 percent of the capital stock of GN, owner of the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada, for approximately $163.0 million in cash, the assumption of $155.0 million of 8.75% Senior Secured Notes due 2011 and $27.0 million under an existing Senior Revolving Credit facility and the further assumption of certain working capital, including $27.5 million in cash. The results of GN’s operations have been included in our consolidated financial statements since the acquisition date. The assets acquired and liabilities assumed were recorded at fair market value as determined by third party appraisals and management’s plans for future operations. A summary of the assets acquired and liabilities assumed in the acquisition follows:

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the acquisition, we have recorded direct acquisition costs for the estimated incremental costs to rationalize activities at the two locations and for associated employee contract terminations and severance costs. Accounting principles generally accepted in the United States, provide that these direct acquisition expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price. The acquisition liabilities included in the purchase price allocation totaled approximately $4.9 million.

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition occurred on January 1, 2005, after including certain pro forma adjustments for interest expense, depreciation and amortization, and income taxes.

Year Ended December 31, 2005
Revenue	$1,441,586,485
Net income	$45,588,282
Basic earnings per share	$1.95
Diluted earnings per share	$1.90

The pro forma financial information is not necessarily indicative of the combined results of operations had the transaction occurred on January 1, 2005 or the results of operations that may be obtained in the future.

On February 24, 2006, one of our unrestricted subsidiaries acquired 80% of T-Rex Cafe, Inc. (“T-Rex”) from Schussler Creative, Inc. (SCI). The agreement with SCI further provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us upon certain conditions for up to $35.0 million. In such event, combined profits from all stores would have to exceed $20.0 million. In addition, we have agreed to guarantee the funding for the construction, development and pre-opening of at least three T-Rex Cafes and one Asian themed eatery over the next three to four years in an amount estimated to be approximately $48.0 million. The first of such units opened in July 2006 in Kansas City, Kansas.

T-Rex, through a wholly-owned subsidiary, on February 24, 2006, signed two lease agreements with Walt Disney World Hospitality and Recreation Corporation, one for T-Rex at Downtown Disney World (expected to open in 2008) and the other for an Asian themed eatery at Disney’s Animal Kingdom Theme Park (expected to open in fall 2007).

5.  PROPERTY AND EQUIPMENT AND OTHER ASSETS

Property and equipment is comprised of the following:

	December 31,
	2006	2005
Land	$269,566,678	$261,580,464
Buildings and improvements	498,620,256	417,182,755
Furniture, fixtures and equipment	278,283,093	236,547,485
Leasehold improvements	389,842,288	368,829,507
Construction in progress	23,983,197	31,783,300

	1,460,295,512	1,315,923,511
Less—accumulated depreciation	(244,669,074)	(212,393,035)

Property and equipment, net	$1,215,626,438	$1,103,530,476

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We continually evaluate unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective market areas. In such instances, we may impair assets to reduce their carrying values to fair values. We consider the asset impairment expense as additional depreciation and amortization, although shown as a separate line item in the Consolidated Statements of Income. Estimated fair values of impaired properties are based on comparable valuations, cash flows and management judgment.

As a result of our strategic review of operations in 2006, we identified certain Joe’s Crab Shack restaurants that we believed were suitable for conversion into other Landry’s concepts. Based on our review we recorded impairment charges of $8.6 million for the year ended December 31, 2006 to impair certain assets relating to these conversion units to reflect our best estimates of their fair market value. We took no impairment charges in the year ended December 31, 2005. For the year ended December 31, 2004 we recorded an asset impairment charge of approximately $1.7 million relating to one underperforming unit.

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

Other current assets are comprised of the following:

	December 31,
	2006	2005
Prepaid expenses	$5,447,095	$5,108,328
Assets held for sale (expected to be sold within one year)	12,437,726	2,941,507
Deposits	3,761,739	3,904,458

	$21,646,560	$11,954,293

Other income, net for 2006 was $2.4 million and consisted primarily of gains recognized on the sale of a restaurant property and insurance proceeds. Other expense (income) for 2005 was not material. Other expense (income) for 2004 was primarily make whole payments and related fees aggregating $14.6 million associated with the pre-payment of our $150.0 million in senior notes and Former Bank Credit Facility offset by $1.1 million in recoveries related to storm damage.

6.  ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	Year Ended December 31,
	2006	2005
Payroll and related costs	$31,560,090	$24,622,007
Rent and insurance	29,663,840	28,819,463
Taxes, other than payroll and income taxes	17,448,847	16,937,371
Deferred revenue (gift cards and certificates)	17,374,080	15,308,080
Accrued interest	5,008,244	2,805,847
Casino deposits, outstanding chips and other gaming	9,235,038	9,851,072
Other	23,272,637	15,027,637

	$133,562,776	$113,371,477

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  DEBT

In connection with the acquisition of GN, one of our unrestricted subsidiaries assumed $155.0 million in 8.75% senior secured notes due December 2011 with a fair value of $158.4 million. The notes pay interest on a semi-annual basis in June and December. The notes are guaranteed, jointly and severally, by all of GN’s current and future restricted subsidiaries on a senior secured basis. The notes are collateralized by a pledge of capital stock of GN’s future restricted subsidiaries and a security interest in substantially all of GN’s and the guarantors’ current and future assets that is junior to the security interest granted to the lenders under GN’s senior revolving credit facility. See Note 16.

Also, as a result of the acquisition of GN, we assumed $27.0 million in debt under a $43.0 million bank senior secured revolving credit facility. The revolving credit facility bears interest at Libor or at bank’s base rate plus a financing spread, 1.75% for Libor and 0.75% for base rate borrowings at December 31, 2006 and matures in January 2009. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. As of December 31, 2006, the available borrowing capacity under the facility was $13.2 million.

The GN debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of December 31, 2006, GN was in compliance with all such covenants.

In December 2004, we entered into a $450.0 million “Bank Credit Facility” and “Term Loan” consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. In November 2006, we utilized proceeds from the Joe’s sale to pay down approximately $109.5 million on the term loan, leaving a balance outstanding of approximately $37.8 million as of December 31, 2006. The term loan matures in December 2010 and, at December 31, 2006, bears interest at Libor plus 2.0% or the bank’s base rate plus 1.0%. Quarterly principal payments of $97,000 are due through December 2009 with the remaining balance payable in equal quarterly installments of $9.2 million in 2010. The revolving credit facility matures in December 2009 and bears interest at Libor or the bank’s base rate plus a financing spread, 2.0% for Libor and 1.0% for base rate borrowings at December 31, 2006. In addition, the revolving credit facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement. We and certain of our 100% owned guarantor subsidiaries granted liens on substantially all real and personal property as security under the Bank Credit Facility and Term Loan. As of December 31, 2006 our average interest rate on floating-rate debt was 7.7%, we had approximately $11.5 million in letters of credit outstanding, and our available borrowing capacity was $216.7 million.

Concurrently, we issued $400.0 million in 7.5% senior notes through a private placement which are due in December 2014. The notes are general unsecured obligations and require semi-annual interest payments in June and December. On June 16, 2005, we completed an exchange offering whereby substantially all of the senior notes issued under the private placement were exchanged for senior notes registered under the Securities Act of 1933. See Note 16.

Net proceeds from the $450.0 million Bank Credit Facility and Term Loan and $400 million in 7.5% senior notes totaled $536.6 million and were used to repay all outstanding liabilities under the Former Bank Credit Facility and $150 million in senior notes. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

In connection with the 7.5% senior notes, we entered into two interest swap agreements with the objective of managing our exposure to interest rate risk and lowering interest expense. The first agreement was effective

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2004, maturing in December 2014, for a notional amount of $50.0 million and interest at Libor plus 2.38%. The second agreement was effective March 10, 2005, also maturing December 2014, for a notional amount of $50.0 million and interest at Libor plus 2.34%. Our interest rate swap agreements qualify as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The aggregate estimated fair value of these swaps at December 31, 2006 was a liability of $1.7 million, which is included in other liabilities with an offsetting adjustment to the carrying value of the debt on our consolidated balance sheet.

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At December 31, 2006, we were in compliance with all such covenants.

We assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

Principal payments for all long-term debt aggregate $748,122 in 2007, $649,904 in 2008, $102,202,664 in 2009, $50,846,684 in 2010, $155,000,000 in 2011, and $400,000,000 thereafter.

Long-term debt is comprised of the following:

	December 31,
	2006	2005
$300.0 million Bank Syndicate Credit Facility, Libor + 2.0% interest only, due December 2009	$71,771,982	$74,000,000
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $97,000 principal paid quarterly, due December 2010	37,832,754	148,500,000
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	400,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,826,014	11,007,078
Other long-term notes payable with various interest rates, principal and interest paid monthly	230,047	399,004
$155.0 million GN senior secured notes, 8.75% interest only, due December 2011	158,391,867	159,081,197
$43.0 million GN senior secured revolving credit facility, Libor + 1.75%, interest only, due January 2009	29,802,331	22,001,719
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000
Interest rate swap	(1,650,676)	(1,093,458)

Total debt	711,204,319	817,895,540
Less current portion	(748,122)	(1,851,741)

Long-term portion	$710,456,197	$816,043,799

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.  STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

In connection with our stock buy back programs, we repurchased into treasury approximately 4,824,000 and 2,292,000 shares of common stock for approximately $133.8 million and $62.8 million in 2005 and 2004 respectively. Cumulative repurchases as of December 31, 2006 were 17.6 million shares at a cost of approximately $290.5 million.

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

A reconciliation of the amounts used to compute earnings per share is as follows:

	Year Ended December 31,
	2006	2005	2004
Income from continuing operations	$29,520,211	$30,343,113	$40,656,573
Income (loss) from discontinued operations, net of taxes	(51,289,934)	14,471,923	25,865,155

Net income (loss)	$(21,769,723)	$44,815,036	$66,521,728

Weighted average common shares outstanding—basic	21,300,000	22,300,000	27,000,000
Dilutive common stock equivalents:
Stock options	670,000	685,000	800,000
Restricted stock	30,000	15,000	—

Weighted average common and common share equivalents outstanding—diluted	22,000,000	23,000,000	27,800,000

Earnings (loss) per share—basic
Income from continuing operations	$1.39	$1.36	$1.50
Income (loss) from discontinued operations, net of taxes	(2.41)	0.65	0.96

Net income (loss)	$(1.02)	$2.01	$2.46

Earnings (loss) per share—diluted
Income from continuing operations	$1.34	$1.32	$1.46
Income (loss) from discontinued operations, net of taxes	(2.33)	0.63	0.93

Net income (loss)	$(0.99)	$1.95	$2.39

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  STOCK-BASED COMPENSATION

We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted with stockholder approval.

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

The Company maintained two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options were granted to eligible employees and non-employee directors of the Company or its subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock of the Company. The Stock Option Plans were administered by the Compensation Committee of the Board of Directors (the Committee), which determined at its discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. Options are no longer issued under either plan, however, options previously issued under the stock option plans are still outstanding.

The Company also maintained the 1995 Flexible Incentive Plan, which was adopted in 1995, (Flex Plan), as amended, for key employees of the Company. Under the Flex Plan eligible employees received stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock issued under the Flex Plan (or with respect to which awards may be granted) were not in excess of 2,000,000 shares. Options are no longer issued under the Flex Plan, however, options previously issued are still outstanding.

We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted without stockholder approval.

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

On July 22, 2002, we issued options to purchase an aggregate of 437,500 shares under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets. The options issued to our CEO are all vested.

On July 22, 2002, we issued options to purchase an aggregate of 6,000 shares to our non-employee directors. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years.

On March 16, 2001, we issued options to purchase an aggregate of 387,500 shares to our senior management under individual stock option agreements with individual members of senior management. Options under these agreements were granted at $8.50 and expire ten years from the date of grant. These options vest in

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets. In December 2006, certain options to a member of senior management were increased to an exercise price of $9.65. The options issued to our CEO are all vested.

On March 16 and September 13, 2001, options to purchase an aggregate of 240,000 shares were issued to certain of our individual employees, under individual option grant agreements. Options under these agreements were granted at $8.50 and $15.80, respectively, and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control.

In addition, we have issued pursuant to an employment agreement, over its five year term, 775,000 shares of restricted stock, 500,000 shares which vest 10 years from the grant date, and 275,000 shares which vest 7 years from the grant date. In addition, 250,000 stock options have also been granted pursuant to the employment agreement.

In April 2006, 102,000 restricted common shares were issued to key employees vesting ratably over five years and 8,000 restricted common shares were granted to non-employee directors vesting ratably over two years. The unamortized balance of non-vested restricted common stock grants is reflected as deferred compensation included in stockholders’ equity and the related expense is amortized over the vesting periods.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Prior to January 1, 2006, we accounted for awards granted under our stock-based employee compensation plans following the recognition and measurement principles of Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under APB 25, no compensation expense is recognized when the option price is greater than or equal to the market price of the underlying stock on the date of grant. We generally did not recognize compensation expense in connection with stock option awards to employees, directors and officers under our plans. See Note 2. Under the provisions of SFAS 123, the pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in the income statement for restricted stock awards over the vesting period of the award.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”), using the modified prospective application method. Under this transition method, we will record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. The amount of compensation cost recognized was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Under the provisions of SFAS 123-R, the recognition of unearned compensation, a contra-equity account representing the amount of unrecognized restricted stock compensation expense, is no longer required. Therefore, in the first quarter of 2006 the unearned compensation amount that was included in our December 31, 2005 consolidated balance sheet in the amount of $6.4 million was reduced to zero with a corresponding decrease to capital in excess of par value. Results for prior periods have not been restated upon adoption of 123R.

In addition to the amounts described in Note 2, stock-based compensation expense totaling $4.8 million is included in general and administrative expense for the year ended December 31, 2006. As a result of adopting

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123R on January 1, 2006, incremental stock-based compensation expense recognized was $2.3 million ($1.8 million after tax) which impacted basic and diluted earnings per share by $.08, for the year ended December 31, 2006. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

Had we adopted the fair value method of SFAS No. 123 prior to January 1, 2006, our net income and earnings per share would have been as follow:

	Year ended December 31,
	2005	2004
Net income, as reported	$44,815,036	$66,521,728
Less: pro forma stock option compensation expense, net of tax	(1,625,000)	(1,200,000)

	$43,190,036	$65,321,728

Pro forma net income
Earnings per share:
Basic—as reported	$2.01	$2.46
Basic—pro forma	$1.94	$2.42
Diluted—as reported	$1.95	$2.39
Diluted—pro forma	$1.88	$2.35

Stock option plan activity for the year ended December 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding January 1, 2006	1,897,252	$16.22	5.9	—
Granted	—	—	—	—
Exercised	(264,785)	—	—	3,677,893
Canceled or expired	(90,512)	—	—	—

Options outstanding December 31, 2006	1,541,955	$16.86	5.0	20,401,933
Options exercisable December 31, 2006	1,282,722	$15.37	4.6	18,883,028

No options were granted during 2006 or 2005. The total intrinsic value of options exercised during the year ended December 31, 2006 was $3.7 million. As of December 31, 2006, there was $19.0 million and $2.6 million of unrecognized compensation expense related to non-vested restricted stock awards and stock options, respectively, which will be recognized over the remaining requisite service period. Cash proceeds received from options exercised was $2.7 million, $0.5 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock activity for the year ended December 31, 2006 is summarized below:

	Shares	Average Grant Date Fair Value Per Award
Non-vested as of January 1, 2006	300,000	$25.32
Granted	503,773	$31.29
Vested	—	$—
Canceled or expired	(18,853)	$35.00

Non-vested as of December 31, 2006	784,920	$28.92

10.  INCOME TAXES

An analysis of the provision for income taxes for continuing operations for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Tax provision:
Current income taxes	$6,456,667	$2,524,321	$(7,021,641)
Deferred income taxes	4,293,397	11,363,884	(2,527,840)

Total provision	$10,750,064	$13,888,205	$(9,549,481)

Our effective tax rate, for the years ended December 31, 2006, 2005, and 2004, differs from the federal statutory rate as follows:

	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
FICA tax credit	(12.6)	(10.7)	(13.4)
State income tax, net of federal tax benefit	3.9	3.8	2.1
Recognition of tax carryforward assets and other tax attributes	(6.7)	(0.5)	(60.7)
Other	7.1	3.8	6.3

	26.7%	31.4%	(30.7)%

In 2004 there was a revision to the valuation allowance and deferred tax liabilities aggregating a net benefit of $18.5 million. The valuation allowance and certain deferred tax liabilities were reduced for the following reasons: the strength of the 2004 earnings; the future forecasted taxable income of the Company; the approaching end to specific recognition limitations (i.e., built-in limitations) on allowable deductions; and the closing of audits with favorable results. Management believes that the combination of the above factors indicates that a portion of the deferred tax assets previously reserved would more than likely than not be realized.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities as of December 31, 2006 and 2005 are comprised of the following:

	2006	2005
Deferred Income Taxes:
Current assets—accruals and other	$17,044,000	$12,764,000

Non-current assets:
AMT credit, FICA credit carryforwards, and other	$34,980,000	$32,870,000
Federal net operating loss carryforwards	25,371,000	27,777,000
Deferred rent and unfavorable leases	9,151,000	8,123,000
Valuation allowance for NOL and credit carryforwards	(7,886,000)	(8,713,000)

Non-current deferred tax asset	61,616,000	60,057,000
Non-current liabilities—property and other	(59,935,000)	(81,693,000)

Net non-current tax asset (liability)	$1,681,000	$(21,636,000)

Total net deferred tax asset (liability)	$18,725,000	$(8,872,000)

At December 31, 2006 and 2005, we had operating loss carryovers for Federal Income Tax purposes of $68.3 million and $75.2 million, respectively, which expire in 2019 through 2025. These operating loss carryovers, credits, and certain other deductible temporary differences, are related to the acquisitions of Rainforest Cafe and Saltgrass Steak House, and their utilization is subject to Section 382 limits. Because of these limitations, we established a valuation allowance against a portion of these deferred tax assets to the extent it was more likely than not that these tax benefits will not be realized. In 2006 and 2005, there was a reduction of the valuation allowance and deferred tax liabilities aggregating $0.6 million and $1.1 million, respectively. The valuation allowance and certain deferred tax liabilities were reduced for current year projected NOL utilization or expiration.

The 2006 state rate benefit was decreased due to minimum tax jurisdictions and to provide for certain state income tax filing positions. We are currently being audited by several states with regard to state income and franchise tax for periods prior to 2006.

At December 31, 2006 and 2005, we have general business tax credit carryovers and minimum tax credit carryovers of $28.0 million and $28.0 million, respectively. The general business carryover includes $1.5 million from Saltgrass Steak House, which is fully reserved. The general business credit carryovers expire in 2010 through 2026, while the minimum tax credit carryovers have no expiration date. The use of these credits is limited if we are subject to the alternative minimum tax. We believe it is more likely than not that we will generate sufficient income in future years to utilize the non-reserved credits.

In May 2006, Texas enacted a new law that changed the existing franchise tax with a “margin” based franchise tax. The margin tax is effective January 1, 2007 and affects a wide range of entities doing business in Texas. The tax is assessed at 1% of taxable margin apportioned to Texas, with the exception for those entities engaged in retail or considered eating and drinking establishments, which have a reduced rate of 0.5%. We believe that current operations will meet the requirements to obtain the reduced margin tax rate. In accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, we have recalculated our deferred tax assets and liabilities based on the change in tax law. The effect of the Margin Tax decreased our net deferred tax position resulting in approximately a $0.2 million reduction in the deferred state income tax provision for the year ended December 31, 2006.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, we pays taxes, insurance and maintenance costs in addition to the rent payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $61.3 million, $57.5 million and $56.4 million, during the years ended December 31, 2006, 2005, and 2004, respectively. Percentage rent included in rent expense was $14.8 million, $13.8 million, and $13.6 million, for 2006, 2005, and 2004, respectively. In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future defaults under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and / or cash flows.

In 2004, we entered into an aggregate $25.5 million equipment operating lease agreement replacing two existing agreements and including additional equipment. The lease expires in 2014. We guarantee a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. We may purchase the leased equipment throughout the lease term for an amount equal to the unamortized lease balance. In 2006, we sold one piece of equipment reducing the aggregate amount outstanding by $4.1 million. We believe that the remaining equipments’ fair value is sufficient such that no amounts will be due under the residual value guarantee.

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

The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 2006 are as follows:

2007	$38,160,390
2008	34,648,925
2009	32,690,584
2010	30,080,133
2011	26,517,513
Thereafter	245,024,332

$407,121,877

Building Commitments

As of December 31, 2006, we had future development, land purchases and construction commitments expected to be expended within the next twelve months of approximately $9.7 million, including completion of construction of certain new restaurants. We expect to incur approximately $62.0 million related to renovations and expansion of the Golden Nugget Hotel and Casino in Las Vegas, Nevada.

In connection with our purchase of an 80% interest in the restaurant concept T-Rex in February 2006, we have committed to spend an estimated $48.0 million during 2006, 2007 and 2008 to complete one T-Rex

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restaurant in Kansas City, Kansas, construct one T-Rex restaurant as well as an Asian themed restaurant in Walt Disney World Florida theme parks and construct an additional T-Rex restaurant.

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

Employee Benefits and Other

We sponsor qualified defined contribution retirement plans (401(k) Plan) covering eligible salaried employees. The 401(k) Plans allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 100% of their base compensation as defined in the 401(k) Plans, to various investment funds. We match in cash at a discretionary rate which totaled $0.3 million in both 2006 and 2005. Employee contributions vest immediately while our contributions vest 20% annually beginning in the participant’s second year of eligibility for restaurant and hospitality employees and in the participant’s first year of eligibility for casino employees.

We also initiated non-qualified defined contribution retirement plans (the “Plans”) covering certain management employees. The Plans allow eligible employees to defer receipt of their base compensation and of their eligible bonuses, as defined in the Plans. We match in cash at a discretionary rate which totaled $0.3 million and $0.3 in 2006 and 2005, respectively. Employee contributions vest immediately while our contributions vest 20% annually. We established a Rabbi Trust to fund the Plan’s obligation for the restaurant and hospitality employees. The market value of the trust assets is included in other assets, and the liability to the Plans’ participants is included in other liabilities.

Our casino employees at the Golden Nugget in Las Vegas, Nevada that are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under our obligation to these plans we recorded expenses of $11.9 million and $2.2 million for the years ended 2006 and 2005, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005.

Litigation and Claims

On April 4, 2006, a purported class action lawsuit was filed against Joe’s Crab Shack—San Diego, Inc. in the Superior Court of California in San Diego by Kyle Pietrzak and others similarly situated. The lawsuit alleges that the defendant violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide minimum reporting time pay, failing to compensate employees for required expenses, including the expense to maintain uniforms, and violations of the Unfair Competition Law. In June 2006, the lawsuit was amended to include Kristina Brask as a named plaintiff and named Crab Addison, Inc. and Landry’s Seafood House—Arlington, Inc. as additional defendants. We have reached a tentative settlement agreement which we expect to submit to the court and fully accrued the amount, which is not believed to be material to our financial position. There is no certainty, however, that the settlement agreement, when submitted, will be approved by the court.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 21, 2006 and subsequently amended on January 5, 2007, a purported shareholder derivative action entitled Albert D. Hulliung, derivatively on Behalf of Nominal Defendant Landry’s Restaurants, Inc. was brought against certain members of our Board of Directors and certain of our current and former executive officers in the District Court of Harris County, Texas. The lawsuit alleges breach of fiduciary duties, unjust enrichment and other violations of law relating to the Company’s historical stock option practices. Plaintiff seeks to recover damages in the favor of the Company for damages sustained by the Company, disgorgement of profits, and attorney’s fees and expenses. The Company has formed an independent special committee of the Board of Directors to investigate the allegations and has filed a motion with the court to stay the proceedings pending the outcome of the investigation.

On August 1, 2007, we filed a lawsuit in Federal District Court in the Southern District of Texas—Galveston Division against U.S. Bank, National Association, et. al., the Indenture Trustee under the Company’s $400.0 million Senior Notes (“Notes”) for wrongful acceleration of the Notes due to an alleged event of default resulting from our failure to timely file with the Securities and Exchange Commission and deliver this Form 10-K to the Indenture Trustee all within the time periods specified by the rules and regulations of the Securities and Exchange Commission “SEC”. We obtained a Temporary Restraining Order halting the acceleration and reinstating the Notes pending a temporary injunction hearing currently scheduled for August 16, 2007. We are seeking a declaratory judgment that the Notes were improperly accelerated and damages.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

12.  SEGMENT INFORMATION

Our operating segments are aggregated into reportable business segments based primarily on the similarity of their economic characteristics, products, services, and delivery methods. Following the acquisition of the Golden Nugget Hotels and Casinos on September 27, 2005 (Note 4), it was determined that we operate two reportable business segments as follows:

Restaurant and Hospitality

Our restaurants operate primarily under the names of Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, The Crab House, Charley’s Crab and The Chart House. As of December 31, 2006, we owned and operated 179 full-service and limited-service restaurants in 30 states. We are also engaged in the ownership and operation of select hospitality and entertainment businesses that complement our restaurant operations and provide our customers with unique dining, leisure and entertainment experiences.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The accounting policies of the segments are the same as described in Note 1. We evaluate segment performance based on unit level profit, which excludes general and administrative expense, depreciation expense, net interest expense and other non-operating income or expense. Financial information by reportable business segment is as follows:

	Year Ended December 31,
	2006	2005	2004
Revenue:
Restaurant and Hospitality	$902,923,082	$831,818,786	$804,903,052
Gaming	231,378,065	65,640,727	—

	$1,134,301,147	$897,459,513	$804,903,052

Unit level profit:
Restaurant and Hospitality	$168,630,560	$158,622,975	$147,476,461
Gaming	48,742,428	11,831,482	—

	$217,372,988	$170,454,457	$147,476,461

Depreciation, amortization and impairment:
Restaurant and Hospitality	$53,883,635	$42,005,850	$40,667,691
Gaming	12,217,760	2,754,850	—

	$66,101,395	$44,760,700	$40,667,691

Segment assets:
Restaurant and Hospitality	$756,619,394	$1,018,786,122	$977,299,095
Gaming	495,962,913	399,255,215	—
Corporate and other(1)	212,329,644	194,537,476	367,653,179

	$1,464,911,951	$1,612,578,813	$1,344,952,274

Capital expenditures:
Restaurant and Hospitality	$100,793,632	$85,033,748	$105,331,189
Gaming	94,922,458	11,391,309	—
Corporate and other	9,840,214	22,061,998	5,339,182

	$205,556,304	$118,487,055	$110,670,371

Income before taxes:
Unit level profit	$217,372,988	$170,454,457	$147,476,461
Depreciation, amortization and impairment	66,101,395	44,760,700	40,667,691
General and administrative	57,977,361	47,442,596	48,445,610
Pre opening expenses	6,230,465	3,030,611	3,234,018
Interest expense, net	49,215,393	31,207,629	10,845,576
Other expenses (income)	(2,421,901)	(218,397)	13,176,474

Consolidated income from continuing operations before taxes	$40,270,275	$44,231,318	$31,107,092

(1)	Includes inter-segment eliminations

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.  SUPPLEMENTAL GUARANTOR INFORMATION

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

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$9,982,920	$23,403,386	$(2,117,364)	$31,268,942
Accounts receivable—trade and other, net	10,071,384	8,218,502	8,282,445	—	26,572,331
Inventories	22,487,193	13,612,388	4,345,267	—	40,444,848
Deferred taxes	15,466,541	—	1,577,921	—	17,044,462
Assets related to discontinued operations	10,100,000	577,863	—	—	10,677,863
Other current assets	1,358,868	3,219,319	17,068,373	—	21,646,560

Total current assets	59,483,986	35,610,992	54,677,392	(2,117,364)	147,655,006

PROPERTY AND EQUIPMENT, net	45,824,759	659,796,397	510,005,282	—	1,215,626,438
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,501,733	103,195	37,659,402	—	39,264,330
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	952,178,263	(226,316,235)	(320,929,033)	(404,932,995)	—
OTHER ASSETS, net	30,519,067	1,018,427	12,301,136	—	43,838,630

Total assets	$1,089,507,808	$488,740,323	$293,714,179	$(407,050,359)	$1,464,911,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,050,233	$28,810,669	$7,497,745	$—	$77,358,647
Accrued liabilities	29,625,479	65,837,774	38,099,523	—	133,562,776
Income taxes payable	—	—	2,810,811	(2,050,920)	759,891
Current portion of long-term debt and other obligations	407,317	—	340,805	—	748,122
Liabilities related to discontinued operations	207,571	2,201,931	—	—	2,409,502

Total current liabilities	71,290,600	96,850,374	48,748,884	(2,050,920)	214,838,938

LONG-TERM NOTES, NET OF CURRENT PORTION	507,635,058	—	202,821,139	—	710,456,197
DEFERRED TAXES	—	—	7,920,788	(7,920,788)	—
OTHER LIABILITIES	15,874,687	14,384,979	14,649,687	—	44,909,353

Total liabilities	594,800,345	111,235,353	274,140,498	(9,971,708)	970,204,488

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	494,707,463	377,504,970	19,573,681	(397,078,651)	494,707,463

Total liabilities and stockholders’ equity	$1,089,507,808	$488,740,323	$293,714,179	$(407,050,359)	$1,464,911,951

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,655,367	$10,032,264	$25,187,281	$—	$38,874,912
Accounts receivable—trade and other, net	7,339,839	8,080,135	5,299,079	—	20,719,053
Inventories	38,668,993	13,426,002	3,701,007	—	55,796,002
Deferred taxes	12,763,948	—	—	—	12,763,948
Assets related to discontinued operations	—	284,505,625	—	—	284,505,625
Other current assets	1,384,892	2,889,851	7,679,550	—	11,954,293

Total current assets	63,813,039	318,933,877	41,866,917	—	424,613,833

PROPERTY AND EQUIPMENT, net	74,902,018	626,067,500	402,560,958	—	1,103,530,476
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,268,604	148,195	29,617,102	—	31,033,901
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,078,572,314	(516,163,662)	(236,587,317)	(325,821,335)	—
OTHER ASSETS, net	22,274,045	1,216,028	11,382,983	—	34,873,056

Total assets	$1,240,830,020	$448,729,485	$248,840,643	$(325,821,335)	$1,612,578,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,452,766	$25,231,985	$10,376,868	$—	$83,061,619
Accrued liabilities	15,240,460	64,415,160	33,715,857	—	113,371,477
Income taxes payable	3,294,035	—	1,766,850	—	5,060,885
Current portion of long-term debt and other obligations	1,538,930	—	312,811	—	1,851,741
Liabilities related to discontinued operations	811,246	22,485,037	—	—	23,296,283

Total current liabilities	68,337,437	112,132,182	46,172,386	—	226,642,005

LONG-TERM NOTES, NET OF CURRENT PORTION	619,994,855	—	196,048,944	—	816,043,799
DEFERRED TAXES	21,635,903	—	—	—	21,635,903
OTHER LIABILITIES	14,091,364	15,716,471	1,678,810	—	31,486,645

Total liabilities	724,059,559	127,848,653	243,900,140	—	1,095,808,352

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	516,770,461	320,880,832	4,940,503	(325,821,335)	516,770,461

Total liabilities and stockholders’ equity	$1,240,830,020	$448,729,485	$248,840,643	$(325,821,335)	$1,612,578,813

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$4,150,695	$864,644,731	$265,505,721	$—	$1,134,301,147
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	238,840,498	20,154,041	—	258,994,539
Labor	—	258,735,438	111,020,058	—	369,755,496
Other operating expenses	2,602,937	204,800,876	80,774,311	—	288,178,124
General and administrative expenses	56,723,237	1,254,124	—	—	57,977,361
Depreciation and amortization	3,636,675	39,776,377	14,052,067	—	57,465,119
Asset impairment expense	145,409	8,490,867	—	—	8,636,276
Pre-opening expenses	(3,334)	4,753,069	1,480,730	—	6,230,465

Total operating costs and expenses	63,104,924	756,651,249	227,481,207	—	1,047,237,380

OPERATING INCOME	(58,954,229)	107,993,482	38,024,514	—	87,063,767
OTHER EXPENSES (INCOME):
Interest expense, net	33,346,728	476,022	15,392,643	—	49,215,393
Other, net	(1,173,718)	(2,206,735)	958,552	—	(2,421,901)

Total other expense	32,173,010	(1,730,713)	16,351,195	—	46,793,492

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(91,127,239)	109,724,195	21,673,319	—	40,270,275
PROVISION (BENEFIT) FOR INCOME TAXES	(29,678,480)	33,428,140	7,000,404	—	10,750,064

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(61,448,759)	76,296,055	14,672,915	—	29,520,211

INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(31,578,280)	(19,711,654)	—	—	(51,289,934)

EQUITY IN EARNINGS OF SUBSIDIARIES	71,257,316	—	—	(71,257,316)	—

NET INCOME (LOSS)	$(21,769,723)	$56,584,401	$14,672,915	$(71,257,316)	$(21,769,723)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$4,703,194	$797,811,844	$94,944,475	$—	$897,459,513
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	222,869,987	10,720,942	—	233,590,929
Labor	—	232,701,093	37,123,407	—	269,824,500
Other operating expenses	2,875,014	189,401,127	31,313,486	—	223,589,627
General and administrative expenses	47,442,596	—	—	—	47,442,596
Depreciation and amortization	3,224,100	37,800,893	3,735,707	—	44,760,700
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	2,347,869	682,742	—	3,030,611

Total operating costs and expenses	53,541,710	685,120,969	83,576,284	—	822,238,963

OPERATING INCOME	(48,838,516)	112,690,875	11,368,191	—	75,220,550
OTHER EXPENSES (INCOME):
Interest expense, net	26,338,664	—	4,868,965	—	31,207,629
Other, net	58,421	(189,458)	(87,360)	—	(218,397)

Total other expense	26,397,085	(189,458)	4,781,605	—	30,989,232

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(75,235,601)	112,880,333	6,586,586	—	44,231,318
PROVISION (BENEFIT) FOR INCOME TAXES	(29,044,243)	41,160,453	1,771,995		13,888,205

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(46,191,358)	71,719,880	4,814,591	—	30,343,113
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(20,481,038)	34,952,961	—	—	14,471,923

EQUITY IN EARNINGS OF SUBSIDIARIES	111,487,432	—	—	(111,487,432)	—

NET INCOME (LOSS)	$44,815,036	$106,672,841	$4,814,591	$(111,487,432)	$44,815,036

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$3,548,026	$780,541,130	$20,813,896	$—	$804,903,052
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	220,451,601	4,987,068	—	225,438,669
Labor	—	225,898,539	6,428,801	—	232,327,340
Other operating expenses	2,218,765	189,882,696	7,559,121	—	199,660,582
General and administrative expenses	48,445,610	—	—	—	48,445,610
Depreciation and amortization	3,162,150	35,300,805	496,082	—	38,959,037
Asset impairment expense	—	1,708,654	—	—	1,708,654
Pre-opening expenses	—	3,234,018	—	—	3,234,018

Total operating costs and expenses	53,826,525	676,476,313	19,471,072	—	749,773,910

OPERATING INCOME	(50,278,499)	104,064,817	1,342,824	—	55,129,142
OTHER EXPENSES (INCOME):
Interest expense, net	9,804,527	—	1,041,049	—	10,845,576
Other, net	13,527,432	(350,672)	(286)	—	13,176,474

	23,331,959	(350,672)	1,040,763	—	24,022,050

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(73,610,458)	104,415,489	302,061	—	31,107,092
PROVISION (BENEFIT) FOR INCOME TAXES	(4,442,929)	(5,121,833)	15,281	—	(9,549,481)

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(69,167,529)	109,537,322	286,780	—	40,656,573
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(14,214,061)	40,079,216	—	—	25,865,155

EQUITY IN EARNINGS OF SUBSIDIARIES	149,903,318	—	—	(149,903,318)	—

NET INCOME (LOSS)	$66,521,728	$149,616,538	$286,780	$(149,903,318)	$66,521,728

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(21,769,723)	$56,584,401	$14,672,915	$(71,257,316)	$(21,769,723)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,634,607	55,236,584	14,392,067	—	73,263,258
Asset impairment expense	145,409	79,932,135	—	—	80,077,544
Deferred tax provision (benefit)	(27,856,094)	—	(1,466,817)	—	(29,322,911)
Deferred rent and other charges (income), net	643,647	(1,514,252)	161,068	—	(709,537)
Stock-based compensation expense	7,369,292	—	240,382	—	7,609,674
Change in assets and liabilities, net and other, net of acquisitions	133,881,060	(296,689,470)	110,152,615	69,139,952	16,484,157

Total adjustments	117,817,921	(163,035,003)	123,479,315	69,139,952	147,402,185

Net cash provided (used) by operating activities	96,048,198	(106,450,602)	138,152,230	(2,117,364)	125,632,462
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	16,047,795	(79,098,267)	(142,505,832)	—	(205,556,304)
Proceeds from disposition of property and equipment	1,811,516	185,158,024	2,941,896	—	189,911,436
Business acquisitions, net of cash acquired	—	—	(7,860,857)	—	(7,860,857)

Net cash provided used in investing activities	17,859,311	106,059,757	(147,424,793)	—	(23,505,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(2,812,893)	—	—	—	(2,812,893)
Proceeds from exercise of stock options	2,739,766	—	—	—	2,739,766
Payments of debt and related expenses, net	(110,903,233)	—	(311,093)	—	(111,214,326)
Proceeds from credit facility	333,000,000	—	99,649,258	—	432,649,258
Payments on credit facility	(335,228,018)	—	(91,848,646)	—	(427,076,664)
Dividends paid	(4,358,498)	—	—	—	(4,358,498)

Net cash provided (used) in financing activities	(117,562,876)	—	7,489,519	—	(110,073,357)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,655,367)	(390,845)	(1,783,044)	(2,117,364)	(7,946,620)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,655,367	10,372,914	25,187,281	—	39,215,562

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$9,982,069	$3,404,237	$(2,117,364)	$31,268,942

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,815,036	$106,672,841	$4,814,591	$(111,487,432)	$44,815,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,224,100	56,532,940	3,735,707	—	63,492,747
Impairment	—	—	—	—	—
Deferred tax provision (benefit)	9,698,299	—	—	—	9,698,299
Deferred rent and other charges (income), net	2,245,752	(2,620,941)	213,987	—	(161,202)
Stock-based compensation expense	689,493	—	—	—	689,493
Changes in assets and liabilities, net and other, net of acquisitions	(183,144,942)	(84,699,317)	188,878,472	111,487,432	32,521,645

Total adjustments	(167,287,298)	(30,787,318)	192,828,166	111,487,432	106,240,982

Net cash provided by (used in) operating activities	(122,472,262)	75,885,523	197,642,757	—	151,056,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and / or transfers	(8,759,223)	(73,436,087)	(36,291,745)	—	(118,487,055)
Proceeds from disposition of property and equipment	364,466	2,000,000	1,685,298	—	4,049,764
Business acquisitions, net of cash acquired	—	—	(135,487,498)	—	(135,487,498)

Net cash used in investing activities	(8,394,757)	(71,436,087)	(170,093,945)	—	(249,924,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(125,651,865)	—	—	—	(125,651,865)
Proceeds from exercise of stock options	451,775	—	—	—	451,775
Payments on other debt and related expenses, net	(2,345,461)	—	(16,664,682)	—	(19,010,143)
Proceeds from credit facility	108,000,000	—	17,000,000	—	125,000,000
Payments on credit facility	(34,000,000)	—	(5,488,102)	—	(39,488,102)
Dividends paid	(4,611,364)	—	—	—	(4,611,364)

Net cash used in financing activities	(58,156,915)	—	(5,152,784)	—	(63,309,699)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,023,934)	4,449,436	22,396,028	—	(162,178,470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	192,679,301	5,923,478	2,791,253	—	201,394,032

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,655,367	$10,372,914	$25,187,281	$—	$39,215,562

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2004

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,521,728	$149,616,538	$286,780	$(149,903,318)	$66,521,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,162,151	53,635,890	496,082	—	57,294,123
Asset impairment expense	—	1,708,654	—	—	1,708,654
Deferred tax provision (benefit)	(3,937,176)	—	—	—	(3,937,176)
Deferred rent and other charges (income), net	1,108,145	1,611,326	—	—	2,719,471
Stock-based compensation expense	432,080	—	—	—	432,080
Financing prepayment expenses	16,649,009	—	—	—	16,649,009
Change in assets and liabilities, net and other, net of acquisitions	(137,439,971)	(65,754,095)	23,515,741	149,903,318	(29,775,007)

Total adjustments	(120,025,762)	(8,798,225)	24,011,823	149,903,318	45,091,154

Net cash provided (used) by operating activities	(53,504,034)	140,818,313	24,298,603	—	111,612,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	52,291,808	(141,495,080)	(21,467,099)	—	(110,670,371)
Proceeds from disposition of property and equipment	3,925,733	2,170,000	—	—	6,095,733
Business acquisitions, net of cash acquired	(12,930,565)	—	—	—	(12,930,565)

Net cash provided (used) in investing activities	43,286,976	(139,325,080)	(21,467,099)	—	(117,505,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(62,780,817)	—	—	—	(62,780,817)
Proceeds from exercise of stock options	1,349,771	—	—	—	1,349,771
Proceeds from debt issuance	575,495,000	—	—	—	575,495,000
Payments of debt and related expenses, net	(215,040,833)	—	(164,683)	—	(215,205,516)
Proceeds from credit facility	185,000,000	—	—	—	185,000,000
Payments on credit facility	(307,000,000)	—	—	—	(307,000,000)
Dividends paid	(4,783,404)	—	—	—	(4,783,404)

Net cash provided (used) in financing activities	172,239,717	—	(164,683)	—	172,075,034
NET INCREASE IN CASH AND CASH EQUIVALENTS	162,022,659	1,493,233	2,666,821	—	166,182,713
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,656,642	4,430,245	124,432	—	35,211,319

CASH AND CASH EQUIVALENTS AT END OF YEAR	$192,679,301	$5,923,478	$2,791,253	$—	$201,394,032

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.  CERTAIN TRANSACTIONS

In 1996, we entered into a Consulting Service Agreement (the “Agreement”) with Fertitta Hospitality, LLC (“Fertitta Hospitality”), which is jointly owned by our Chairman and Chief Executive Officer and his wife. Pursuant to the Agreement, we provided to Fertitta Hospitality management and administrative services. Under the Agreement, we received a fee of $2,500 per month plus the reimbursement of all out-of-pocket expenses and such additional compensation as agreed upon. In 2003, a new agreement was signed (“Management Agreement”). Pursuant to the Management Agreement, we receive a monthly fee of $7,500, plus reimbursement of expenses. The Management Agreement provides for a renewable three-year term.

In 1999, we entered into a ground lease with 610 Loop Venture, LLC, a company wholly owned by our Chairman and Chief Executive Officer, on land owned by the us adjacent to our corporate headquarters. Under the terms of the ground lease, 610 Loop Venture pays us base rent of $12,000 per month plus pro-rata real property taxes and insurance. 610 Loop Venture also has the option to purchase certain property based upon a contractual agreement. In 2004, the ground lease was extended for a 5 year term.

In 2002, we entered into an $8,000 per month, 20 year, with option renewals, ground lease agreement with Fertitta Hospitality for a new Rainforest Cafe on prime waterfront land in Galveston, Texas. The annual rent is equal to the greater of the base rent or percentage rent up to six percent, plus taxes and insurance. In 2006, 2005 and 2004, we paid base and percentage rent aggregating $567,000, $507,000 and $514,000, respectively.

As permitted by the employment contract between us and the Chief Executive Officer, charitable contributions were made by us to a charitable Foundation that the Chief Executive Officer served as Trustee in the amount of $91,000, $135,000, and $146,000 in 2006, 2005, and 2004, respectively. The contributions were made in addition to the normal salary and bonus permitted under the employment contract.

We, on a routine basis, hold or host promotional events, training seminars and conferences for our personnel. In connection therewith, we incurred in 2006, 2005 and 2004 expenses in the amount of $50,000, $279,000 and $68,000, respectively, at resort hotel properties owned by our Chief Executive Officer and managed by us.

Landry’s and Fertitta Hospitality jointly sponsored events and promotional activities in 2006, 2005 and 2004 which resulted in shared costs and use of our personnel or Fertitta Hospitality employees and assets.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable than might have been obtained from unaffiliated third parties.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly consolidated results of operations (in thousands, except per share data).

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Quarter Ended:
Revenues	$272,653,110	$295,792,344	$290,168,428	$275,687,265
Cost of revenues	60,910,475	68,099,629	67,784,194	62,200,241
Operating income	25,236,505	33,571,023	13,559,591	14,696,648
Net income (loss)	6,952,294	9,592,651	(29,949,673)	(8,364,995)
Net income (loss) per share (basic)	$0.33	$0.45	$(1.40)	$(0.39)
Net income (loss) per share (diluted)	$0.32	$0.43	$(1.36)	$(0.38)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Quarter Ended:
Revenues	$193,751,098	$222,629,828	$219,900,145	$261,178,442
Cost of revenues	54,225,209	61,143,399	59,169,488	59,052,833
Operating income	11,994,421	22,211,281	19,627,386	21,387,462
Net income	7,377,525	17,542,808	15,977,550	3,917,153
Net income per share (basic)	$0.30	$0.80	$0.75	$0.18
Net income per share (diluted)	$0.29	$0.78	$0.73	$0.18

As disclosed in Note 3, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack units in the third quarter of 2006. The results of operations for all units included in the disposal plan have been reclassified as discontinued operations for all periods presented. Asset impairment and related expenses of $0.9 million, $8.8 million, $67.1 million and $7.0 million were recorded during the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively. As disclosed in Note 2, we recorded a charge for additional stock compensation expense in the fourth quarter of 2006. We acquired the Golden Nugget Hotels and Casinos in the third quarter of 2005. As further described in Note 9, we adopted FAS 123R in 2006. Therefore, the 2006 quarterly results are not comparable with those of 2005.

16.  SUBSEQUENT EVENTS

On July 24, 2007, we were notified by the Trustee under the Indenture covering our $400.0 million 7.50% Senior Notes (“Notes”), that as a result of not filing with the SEC and delivering to the Trustee our Form 10-K for the year ended December 31, 2006 within the time frame set forth in the rules and regulations of the SEC, and upon direction of a majority of the Note Holders, it declared the unpaid principal and interest due and payable immediately. We believe the acceleration is inappropriate and have obtained a Temporary Restraining Order from the U.S. Federal District Court sitting in Galveston County, Texas. Upon the acceleration of the Notes, the existing waiver related to timely filing of our financial statements under our $450.0 million Credit Agreement expired. Notwithstanding the waiver expiration, the $97.0 million outstanding under the Credit Agreement has not been accelerated, nor do we expect such event to occur. Furthermore, as we currently have over $100.0 million in available cash on hand, we have not requested any further waivers under the Credit Agreement although we are unable to draw any additional funds. We are pursuing a permanent injunction enjoining the Trustee from accelerating the bonds, a waiver from the Note Holders and alternative financing options. If we are unsuccessful in obtaining a permanent injunction, we will implement the most favorable alternative, although either solution will likely result in increased borrowing costs. Nevertheless, on August 8, 2007, the Company completed an amendment and waiver of its existing Senior Credit Facility and obtained committed financing sufficient to repay its Senior Notes should it be unsuccessful in obtaining permanent recession of the acceleration.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the continued renovation and expansion of the Golden Nugget Hotel and Casino in Las Vegas, Nevada.

The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor, or the bank’s base rate, plus a financing spread, 2.0% or 0.75%, respectively, at June 30, 2007. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% or 2.0%, respectively, at June 30, 2007. The financing spreads and commitment fees on the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity.

The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility. The proceeds from the credit facility were used to repay all of the Golden Nugget’s outstanding debt, including its 8.75% senior secured notes due December 2011, plus an outstanding balance of approximately $10.0 million on its former $43.0 million revolving credit facility. In addition, the proceeds were used to pay a dividend to one of our unrestricted subsidiaries of $187.5 million, associated tender premiums of approximately $8.8 million due to the early redemption of the 8.75% senior secured notes due December 2011, plus accrued interest and related transaction fees and expenses.

LANDRY’S RESTAURANTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 9th day of August, 2007.

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

Name	Title	Date

/s/ Tilman J. Fertitta Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	August 9, 2007

/s/ Rick H. Liem Rick H. Liem	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	August 9, 2007

/s/ Steven L. Scheinthal Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	August 9, 2007

/s/ Michael S. Chadwick Michael S. Chadwick	Director	August 9, 2007

/s/ Michael Richmond Michael Richmond	Director	August 9, 2007

/s/ Joe Max Taylor Joe Max Taylor	Director	August 9, 2007

/s/ Kenneth Brimmer Kenneth Brimmer	Director	August 9, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino. (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers. (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

Exhibit No.	Exhibit
10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.2	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

Exhibit No.	Exhibit
10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

*10.33	T-Rex Cafe, Inc. Stockholders’ Agreement

*10.34	Stock Purchase Agreement By and Among JCS Holdings, LLC, LSRI Holdings, Inc. and Landry’s Restaurants, Inc.

*12.1	Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Grant Thornton LLP

*31.1	Certification of Chief Executive Officer pursuant to rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13(a)-14(a)

*	filed herewith