Form 10-Q
period 2007-03-31
LANDRYS RESTAURANTS INC
filed 2007-08-13
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

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

AS OF JULY 31, 2007 THERE WERE

19,352,203 SHARES OF $0.01 PAR VALUE

COMMON STOCK OUTSTANDING

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

Our Board of Directors formed a Special Litigation Committee of independent directors to commence an investigation of our past stock option granting practices and related accounting issues from the time of our initial public offering to the present. After completion of our own internal review, we requested the Special Litigation Committee to conduct an independent review of our option granting practices. The Special Committee was composed of the members of the Audit Committee of the Board of Directors. The Special Committee retained the law firm of King & Spalding LLP as its independent legal counsel and UHY Advisors FLVS, Inc. as forensic accountant to aid in the investigation.

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

Primarily due to not knowing the financial impact of the Special Committee’s investigation, we were unable to timely file this quarterly report on Form 10-Q for the quarter ended March 31, 2007.

Based on the revised measurement dates, the Company recorded an aggregate non-cash, after tax charge of $10.9 million for the period from 1993 to 2005. The financial statement impact for the years 2002 through 2005 was not material to any period. Therefore, we recorded a non-cash after tax charge of $1.8 million in the fourth quarter of 2006. The December 31, 2003 balance of additional paid-in capital was increased $9.1 million with a corresponding decrease to retained earnings to reflect the cumulative effect from prior years. The effect in each of the years 1993 to 2001 is set fourth in Note 2 of the Notes to Consolidated Financial Statements.

In March 2007, we received notice from the Indenture Trustee of our $400.0 million 7.5% Senior Notes that in the Indenture Trustee’s opinion, our failure to file a 10-K Report for the fiscal year ending December 31, 2006, was default under the Indenture and our failure to cure the default within 30 days would constitute an event of default. We contested the appropriateness of the Indenture Trustee’s notice at that time. On July 24, 2007, we received a further notice from the Indenture Trustee, stating that acting upon a direction of a majority of the Senior Noteholders, it had accelerated the unpaid principal, premium, if any, and unpaid interest on all Senior Notes outstanding. We have obtained a temporary restraining order in U.S. District Court requiring the Indenture Trustee to rescind the attempted acceleration pending a preliminary injunction hearing on August 16, 2007.

ii

LANDRY’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The accompanying condensed unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of our results of operations, financial position and changes therein for the periods presented have been included.

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2007.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	potential divestitures of restaurants, restaurant concepts and other operations or lines of business,

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	same store sales;

•	earnings guidance;

•	effect of the attempt to accelerate certain outstanding debt;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors.”

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under Item 1A. “Risk Factors” and elsewhere in this report. We assume no obligation to modify or revise any forward looking statements to reflect any subsequent events or circumstances arising after the date that the statement was made.

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,879,376	$31,268,942
Accounts receivable - trade and other, net	21,826,994	26,572,331
Inventories	36,947,096	40,444,848
Deferred taxes	20,860,408	17,044,462
Assets related to discontinued operations	7,398,357	10,677,863
Other current assets	10,586,029	21,646,560

Total current assets	136,498,260	147,655,006

PROPERTY AND EQUIPMENT, net	1,218,307,482	1,215,626,438
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	39,209,200	39,264,330
OTHER ASSETS, net	42,575,392	43,838,630

Total assets	$1,455,117,881	$1,464,911,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,940,057	$77,358,647
Accrued liabilities	133,310,315	133,562,776
Income taxes payable	10,765,873	759,891
Current portion of long-term notes and other obligations	783,078	748,122
Liabilities related to discontinued operations	1,748,090	2,409,502

Total current liabilities	206,547,413	214,838,938

LONG-TERM NOTES, NET OF CURRENT PORTION	703,971,593	710,456,197
DEFERRED TAXES	2,563,408	—
OTHER LIABILITIES	48,338,301	44,909,353

Total liabilities	961,420,715	970,204,488

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 21,464,532 and 22,132,795 shares issued and outstanding, respectively	214,646	221,328
Additional paid-in capital	317,866,282	331,320,290
Retained earnings	175,616,238	163,165,845

Total stockholders’ equity	493,697,166	494,707,463

Total liabilities and stockholders’ equity	$1,455,117,881	$1,464,911,951

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
REVENUES	$286,290,183	$272,653,110
OPERATING COSTS AND EXPENSES:
Cost of revenues	62,496,194	60,910,476
Labor	91,604,662	89,219,408
Other operating expenses	72,608,646	67,125,083
General and administrative expense	12,775,829	14,434,136
Depreciation and amortization	16,483,883	13,657,700
Pre-opening expenses	1,101,251	2,069,803

Total operating costs and expenses	257,070,465	247,416,606

OPERATING INCOME	29,219,718	25,236,504

OTHER EXPENSE (INCOME):
Interest expense, net	13,603,930	11,866,594
Other, net	(18,596,184)	(1,261,373)

Total other expense (income)	(4,992,254)	10,605,221

Income from continuing operations before income taxes	34,211,972	14,631,283
Provision for income taxes	11,881,508	5,010,356

Income from continuing operations	22,330,464	9,620,927
Income (loss) from discontinued operations, net of taxes	(214,182)	(2,668,633)

Net income	$22,116,282	$6,952,294

EARNINGS (LOSS) PER SHARE INFORMATION:
BASIC
Income from continuing operations	$1.05	$0.45
Income (loss) from discontinued operations	(0.01)	(0.12)

Net income	$1.04	$0.33

Weighted average number of common shares outstanding	21,300,000	21,300,000
DILUTED
Income from continuing operations	$1.02	$0.44
Income (loss) from discontinued operations	(0.01)	(0.12)

Net income	$1.01	$0.32

Weighted average number of common and common share equivalents outstanding	21,900,000	22,050,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2006	22,132,795	$221,328	$331,320,290	$163,165,845	$494,707,463
Cumulative effect of adoption of FIN 48	—	—	—	(982,880)	(982,880)
Net income	—	—	—	22,116,282	22,116,282
Dividends paid	—	—	—	(1,107,483)	(1,107,483)
Purchase of common stock held for treasury	(771,598)	(7,715)	(14,828,922)	(7,575,526)	(22,412,163)
Stock based compensation expense	—	—	1,375,947	—	1,375,947
Issuance of restricted stock	103,335	1,033	(1,033)	—	—

BALANCE, MARCH 31, 2007	21,464,532	$214,646	$317,866,282	$175,616,238	$493,697,166

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,116,282	$6,952,294
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,483,883	18,453,639
Asset impairment expense	—	887,548
Gain on disposition of assets	(18,691,574)	—
Changes in assets and liabilities, net and other	224,045	17,255,398

Total adjustments	(1,983,646)	36,596,585

Net cash provided by operating activities	20,132,636	43,548,879
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(21,702,528)	(55,135,117)
Proceeds from disposition of property and equipment	38,144,063	4,391,896
Purchase of marketable securities	(5,331,308)	—
Proceeds from the sale of securities	6,609,512	—
Business acquisitions, net of cash acquired	—	(7,860,857)

Net cash provided by (used in) investing activities	17,719,739	(58,604,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(22,412,163)	—
Proceeds from exercise of stock options	—	262,204
Payments of debt and related expenses	(147,982)	(422,501)
Proceeds from credit facility	58,412,406	42,000,000
Payments on credit facility	(64,986,719)	(24,000,000)
Dividends paid	(1,107,483)	(1,079,592)

Net cash (used in) provided by financing activities	(30,241,941)	16,760,111
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,610,434	1,704,912
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,268,942	39,215,562

CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,879,376	$40,920,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,098,681	$3,880,703
Income taxes	$543,580	$237,356

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names Landry’s Seafood House, The Crab House, Charley’s Crab, The Chart House and Saltgrass Steak House. In addition, we own, operate and license domestic and international rainforest themed restaurants under the trade name Rainforest Cafe, and we own and operate the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada.

Discontinued Operations

During 2006 as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units (Note 2). The results of operations, assets and liabilities for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income, balance sheets and segment information for all periods presented.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Landry’s Restaurants, Inc., a Delaware holding company, and its wholly and majority owned subsidiaries and partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, except for the consolidated balance sheet as of December 31, 2006. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which we consider necessary for fair presentation of our financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in our December 31, 2006, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

Restaurant and hospitality revenues are recognized when the goods and services are delivered. Casino revenues are the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers possession (“outstanding chip liability”). Revenues are recognized net of certain sales incentives as well as accruals for the cost of points earned in cash back point-loyalty programs. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is deducted from revenue as promotional allowances. Proceeds from the sale of gift cards are deferred and recognized as revenue when redeemed by the holder.

Accounts receivable is comprised primarily of amounts due from our credit card processor, receivables from national storage and distribution companies and, casino and hotel receivables. The receivables from national storage and distribution companies arise when certain of our inventory items are conveyed to these companies at cost (including freight and holding charges but without any general overhead costs). These conveyance transactions do not impact the consolidated statements of income as there is no revenue or expense recognized in the financial statements since they are without economic substance other than drayage. We reacquire these items, although not obligated to, when subsequently delivered to the restaurants at cost plus the distribution company’s contractual mark-up. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of individual accounts. Receivables are written off when they are deemed to be uncollectible.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation). The scope of EITF 06-03 covers any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-03 provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. We adopted EITF 06-03 on January 1, 2007. We pay gross receipts tax on liquor sales in certain jurisdictions. Our policy is to present these taxes gross within revenues and expenses. The tax amounts included in revenues and expenses are not significant.

Recent Accounting Pronouncements

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

2. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG LIVED ASSETS

During the third quarter of 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack units. The results of operations for all stores included in our disposal plan have been classified as discontinued operations in our statements of income and segment information for all periods presented.

On November 17, 2006, we completed the sale of 120 Joe’s restaurants to JCS Holdings, LLC, an unaffiliated entity for approximately $192.0 million, including the assumption of certain working capital liabilities to be finalized in 2007. In connection with the sale we recorded pre-tax impairment charges and a loss on disposal totaling $49.2 million ($29.8 million after tax). Under the terms of the sale, we are providing to JCS Holdings, LLC transitional support services for a period not expected to exceed twelve months. These services include, among other things, IT and purchasing support, as well as office space. Following cessation of these activities, we do not anticipate any significant continuing involvement with or cash flows from JCS Holdings, LLC.

We also expect to sell the land and improvements belonging to the remaining restaurants in the disposal plan, or abandon those locations, within the next 12 to 15 months.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The results of discontinued operations for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Revenues	$—	$84,345,769
Income (loss) from discontinued operations before income taxes	(343,240)	(4,407,321)
Income tax (benefit) on discontinued operations	(129,058)	(1,738,688)

Net income (loss) from discontinued operations	$(214,182)	$(2,668,633)

In accordance with EITF 87-24 “Allocation of Interest to Discontinued Operations”, interest expense of $0.1 million and $3.0 million was allocated to discontinued operations for the three months ended March 31, 2007 and 2006, respectively, based on the ratio of net assets to be discontinued to consolidated net assets.

3. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2007	December 31, 2006
Payroll and related costs	$31,696,821	$31,560,090
Rent and insurance	27,983,658	29,663,840
Taxes, other than payroll and income taxes	13,965,004	17,448,847
Deferred revenue (gift cards and certificates)	14,476,169	17,374,080
Accrued interest	13,854,009	5,008,244
Casino deposits, outstanding chips and other gaming	8,961,341	9,235,038
Other	22,373,313	23,272,637

	$133,310,315	$133,562,776

4. DEBT

In connection with the acquisition of the Golden Nugget (GN) in 2005, one of our unrestricted subsidiaries assumed $155.0 million in 8.75% senior secured notes due December 2011 with a fair value of $159.3 million. The notes pay interest on a semi-annual basis in June and December. The notes are guaranteed, jointly and severally, by all of GN’s current and future restricted subsidiaries on a senior secured basis. The notes are collateralized by a pledge of capital stock of GN’s future restricted subsidiaries and a security interest in substantially all of GN’s and the guarantors’ current and future assets that are junior to the security interest granted to the lenders under GN’s senior revolving credit facility.

As a result of the acquisition of GN, we assumed $27.0 million in debt under a $43.0 million bank senior secured revolving credit facility. The revolving credit facility bears interest at Libor or at the bank’s base rate plus a financing spread, 2.0% for Libor and 1.0% for base rate borrowings at March 31, 2007 and matures in January 2009. The financing spread and commitment fee increase or decrease based on a financial leverage ratio as defined in the credit agreement. As of March 31, 2007, the available borrowing capacity under the facility was $18.0 million.

The GN debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of March 31, 2007, GN was incompliance of all such covenants.

In May 2007, we announced a cash tender offer for the entire $155.0 million principal amount outstanding under the 8.75% notes. We subsequently received tenders and consents of holders with respect to $149.5 million, or 96.5%, of the principal amount outstanding. The “Total Consideration”, excluding accrued and unpaid interest, paid for each $1,000 principal amount of Notes validly tendered was $1,059. The Total Consideration was determined using a yield equal to a fixed spread of 50 basis points plus the bid-side yield to maturity of the 4.25% U.S. Treasury Note due November 30, 2007.

In June 2007, GN arranged a new $545.0 million credit facility consisting of a $380.0 million first lien facility which includes a $120.0 million delayed draw component and a $165.0 million second lien term loan. Terms under the new facility range from 6 to 7 years. See Note 11.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2004, we entered into a $450.0 million “Bank Credit Facility” and “Term Loan” consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. In November 2006, we utilized proceeds from the Joe’s sale to pay down approximately $109.5 million on the term loan, leaving a balance outstanding of approximately $37.8 million as of December 31, 2006. The term loan matures in December 2010 and, at March 31, 2007, bears interest at Libor plus 1.75% or the bank’s base rate plus 0.75%. Quarterly principal payments of $97,000 are due through December 2009 with the remaining balance payable in equal quarterly installments of $9.2 million in 2010. The revolving credit facility matures in December 2009 and bears interest at Libor or the bank’s base rate plus a financing spread, 2.0% for Libor and 1.0% for base rate borrowings at March 31, 2007. In addition, the revolving credit facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement. We and certain of our 100% owned guarantor subsidiaries granted liens on substantially all real and personal property as security under the Bank Credit Facility and Term Loan. As of March 31, 2007 our average interest rate on floating-rate debt was 7.4%, we had approximately $10.7 million in letters of credit outstanding, and our available borrowing capacity was $219.3 million.

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

Net proceeds from the $450.0 million Bank Credit Facility and Term Loan and $400.0 million in 7.5% senior notes totaled $536.6 million and were used to repay all outstanding liabilities under the Former Bank Credit Facility and $150.0 million in senior notes. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

In connection with the 7.5% senior notes, we entered into two interest swap agreements with the objective of managing our exposure to interest rate risk. The first agreement was effective December 28, 2004, maturing in December 2014, for a notional amount of $50.0 million and bears interest at Libor plus 2.38%. The second agreement was effective March 10, 2005, also maturing December 2014, for a notional amount of $50.0 million and bears interest at Libor plus 2.34%. Our interest rate swap agreements qualify as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The aggregate estimated fair value of these swaps at March 31, 2007 was a liability of $1.2 million, which is included in other liabilities with an offsetting adjustment to the carrying value of the notes on our consolidated balance sheets.

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. See Note 11.

We assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt is comprised of the following:

	March 31, 2007	December 31, 2006
$300.0 million Bank Syndicate Credit Facility, Libor + 2.0% interest only, due December 2009	$70,000,000	$71,771,982
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $97,000 principal paid quarterly, due December 2010	37,736,242	37,832,754
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	400,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,774,544	10,826,014
Other long-term notes payable with various interest rates, principal and interest paid monthly	219,005	230,047
$155.0 million GN senior secured notes, 8.75% interest only, due December 2011	158,221,895	158,391,867
$43.0 million GN senior secured revolving credit facility, Libor + 1.75%, interest only, due January 2009	25,000,000	29,802,331
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000
Interest rate swap	(1,197,015)	(1,650,676)

Total debt	704,754,671	711,204,319
Less current portion	(783,078)	(748,122)

Long-term portion	$703,971,593	$710,456,197

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended March 31,
	2007	2006
Income from continuing operations	$22,330,464	$9,620,927
Income (loss) from discontinued operations, net of taxes	(214,182)	(2,668,633)

Net income (loss)	$22,116,282	$6,952,294

Weighted average common shares outstanding—basic	21,300,000	21,300,000
Dilutive common stock equivalents:
Stock options	550,000	725,000
Restricted stock	50,000	25,000

Weighted average common and common share equivalents outstanding—diluted	21,900,000	22,050,000

Earnings (loss) per share—basic
Income from continuing operations	$1.05	$0.45
Income (loss) from discontinued operations, net of taxes	(0.01)	(0.12)

Net income	$1.04	$0.33

Earnings (loss) per share—diluted
Income from continuing operations	$1.02	$0.44
Income (loss) from discontinued operations, net of taxes	(0.01)	(0.12)

Net income	$1.01	$0.32

During the quarter ended March 31, 2007 we purchased approximately 0.8 million shares of our common stock to be held in treasury.

6. STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. We adopted SFAS No. 123R effective January 1, 2006 using the modified-prospective method. We have several stock-based employee compensation plans, which are more fully described in our 2006 Annual Report on Form 10-K.

For the quarter ended March 31, 2007 and 2006, total stock-based compensation expense, which includes both stock options and restricted stock, totaled $1.4 million and $0.8 million, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

During the quarter ended March 31, 2007, we awarded 103,335 shares of restricted stock with an aggregate value at their date of grant of $3.2 million, which primarily vest over a period of ten years.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. INCOME TAXES

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. In connection with the adoption of FIN 48, we recognized an increase of approximately $1.0 million to our tax reserves for uncertain positions, which was accounted for as a reduction to retained earnings as of January 1, 2007. As of January 1, 2007, we had approximately $8.4 million of unrecognized tax benefits, including $1.7 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. There were no material changes in unrecognized benefits for the period ended March 31, 2007.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and local income tax matters have been concluded for years through 2002.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

8. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of March 31, 2007, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $16.8 million, including completion of construction on certain new restaurants. In addition, we expect to spend an estimated $78.1 million for the renovation and expansion of the Golden Nugget – Las Vegas during the next twelve months.

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

Other Commitments

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded expenses of $2.2 million for the three months ended March 31, 2007 and 2006, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the even of future default under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and/or cash flows.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On August 21, 2006 and subsequently amended on January 5, 2007, a purported shareholder derivative action entitled Albert D. Hulliung, derivatively on Behalf of Nominal Defendant Landry’s Restaurants, Inc. was brought against certain members of our Board of Directors and certain of our current and former executive officers in the District Court of Harris County, Texas. The lawsuit alleges breach of fiduciary duties, unjust enrichment and other violations of law relating to the Company’s historical stock option practices. Plaintiff seeks to recover damages in the favor of the Company for damages sustained by the Company, disgorgement of profits, and attorney’s fees and expenses. The Company has formed an independent special committee (the Special Litigation Committee) of the Board of Directors to investigate the allegations and has filed a motion with the court to stay the proceedings pending the outcome of the investigation. The Special Litigation Committee is made up of the same directors and is represented by the same independent counsel that conducted the investigation of the Company’s option granting processes. In view of the findings in that investigation, the Company does not expect the results of this litigation to be material.

On August 1, 2007, we filed a lawsuit in Federal District Court in the Southern District of Texas—Galveston Division against U.S. Bank, National Association, et. al., the Indenture Trustee under the Company’s $400.0 million Senior Notes (“Notes”) for wrongful acceleration of the Notes due to an alleged event of default resulting from our failure to timely file with the SEC and deliver our Form 10-K to the Indenture Trustee within the time period specified by the rules and regulations of the SEC. We obtained a Temporary Restraining Order halting the acceleration and reinstating the Notes pending a temporary injunction hearing currently scheduled for August 16, 2007. We are seeking a declaratory judgment that the Notes were improperly accelerated and damages.

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended March 31,
	2007	2006
Revenue:
Restaurant and Hospitality	$215,616,006	$209,178,327
Gaming	70,674,177	63,474,783

Total	$286,290,183	$272,653,110

Unit level profit:
Restaurant and Hospitality	$38,696,415	$39,111,717
Gaming	20,884,266	16,286,426

Total	$59,580,681	$55,398,143

Depreciation, amortization and impairment:
Restaurant and Hospitality	$11,868,638	$10,872,370
Gaming	4,615,245	2,785,330

Total	$16,483,883	$13,657,700

Income before taxes:
Unit level profit	$59,580,681	$55,398,143
Depreciation and amortization	16,483,883	13,657,700
General and administrative	12,775,829	14,434,136
Pre-opening	1,101,251	2,069,803
Interest expense, net	13,603,930	11,866,594
Other expenses (income)	(18,596,184)	(1,261,373)

Consolidated income from continuing operations before taxes	$34,211,972	$14,631,283

	March 31, 2007	December 31, 2006
Segment assets:
Restaurant and Hospitality	$750,020,330	$756,619,394
Gaming	489,434,070	495,962,913
Corporate and other (1)	215,663,481	212,329,644

	$1,455,117,881	$1,464,911,951

(1)	Includes intersegment eliminations and assets and liabilities related to discontinued operations

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

March 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,478,218	$6,421,492	$27,979,666	$—	$38,879,376
Accounts receivable - trade and other, net	7,076,553	7,650,260	7,100,181	—	21,826,994
Inventories	18,576,870	14,106,069	4,264,157	—	36,947,096
Deferred taxes	17,411,830	—	3,448,578	—	20,860,408
Assets related to discontinued operations	6,858,023	540,334	—	—	7,398,357
Other current assets	1,686,263	3,387,176	5,512,590	—	10,586,029

Total current assets	56,087,757	32,105,331	48,305,172	—	136,498,260

PROPERTY AND EQUIPMENT, net	44,944,305	658,216,934	515,146,243	—	1,218,307,482
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,501,733	91,945	37,615,522	—	39,209,200
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	945,609,506	(197,349,398)	(307,181,870)	(441,078,238)	—
OTHER ASSETS, net	29,098,626	903,133	12,573,633	—	42,575,392

Total assets	$1,077,241,927	$512,495,492	$306,458,700	$(441,078,238)	$1,455,117,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,361,324	$30,972,310	$7,606,423	$—	$59,940,057
Accrued liabilities	29,520,274	61,230,680	42,559,361	—	133,310,315
Income taxes payable	6,287,268	—	4,478,605	—	10,765,873
Current portion of long-term debt and other obligation	442,273	—	340,805	—	783,078
Liabilities related to discontinued operations	—	1,748,090	—	—	1,748,090

Total current liabilities	57,611,139	93,951,080	54,985,194	—	206,547,413

LONG-TERM NOTES, NET OF CURRENT PORTION	506,174,227	—	197,797,366	—	703,971,593
DEFERRED TAXES	—	—	9,064,410	(6,501,002)	2,563,408
OTHER LIABILITIES	19,759,395	13,786,472	14,792,434	—	48,338,301

Total liabilities	583,544,761	107,737,552	276,639,404	(6,501,002)	961,420,715

COMMITMENTS AND CONTINGENCIES

TOTAL STOCKHOLDERS’ EQUITY	493,697,166	404,757,940	29,819,296	(434,577,236)	493,697,166

Total liabilities and stockholders’ equity	$1,077,241,927	$512,495,492	$306,458,700	$(441,078,238)	$1,455,117,881

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$9,982,920	$23,403,386	$(2,117,364)	$31,268,942
Accounts receivable - trade and other, net	10,071,384	8,218,502	8,282,445	—	26,572,331
Inventories	22,487,193	13,612,388	4,345,267	—	40,444,848
Deferred taxes	15,466,541	—	1,577,921	—	17,044,462
Assets related to discontinued operations	10,100,000	577,863	—	—	10,677,863
Other current assets	1,358,868	3,219,319	17,068,373	—	21,646,560

Total current assets	59,483,986	35,610,992	54,677,392	(2,117,364)	147,655,006

PROPERTY AND EQUIPMENT, net	45,824,759	659,796,397	510,005,282	—	1,215,626,438
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,501,733	103,195	37,659,402	—	39,264,330
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	952,178,263	(226,316,235)	(320,929,033)	(404,932,995)	—
OTHER ASSETS, net	30,519,067	1,018,427	12,301,136	—	43,838,630

Total assets	$1,089,507,808	$488,740,323	$293,714,179	$(407,050,359)	$1,464,911,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,050,233	$28,810,669	$7,497,745	$—	$77,358,647
Accrued liabilities	29,625,479	65,837,774	38,099,523	—	133,562,776
Income taxes payable	—	—	2,810,811	(2,050,920)	759,891
Current portion of long-term debt and other obligation	407,317	—	340,805	—	748,122
Liabilities related to discontinued operations	207,571	2,201,931	—	—	2,409,502

Total current liabilities	71,290,600	96,850,374	48,748,884	(2,050,920)	214,838,938

LONG-TERM NOTES, NET OF CURRENT PORTION	507,635,058	—	202,821,139	—	710,456,197
DEFERRED TAXES	—	—	7,920,788	(7,920,788)	—
OTHER LIABILITIES	15,874,687	14,384,979	14,649,687	—	44,909,353

Total liabilities	594,800,345	111,235,353	274,140,498	(9,971,708)	970,204,488

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	494,707,463	377,504,970	19,573,681	(397,078,651)	494,707,463

Total liabilities and stockholders’ equity	$1,089,507,808	$488,740,323	$293,714,179	$(407,050,359)	$1,464,911,951

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$719,960	$207,579,088	$77,991,135	$—	$286,290,183

OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	57,088,415	5,407,779	—	62,496,194
Labor	—	62,557,388	29,047,274	—	91,604,662
Other operating expenses	612,108	50,343,032	21,653,506	—	72,608,646
General and administrative expenses	12,775,829	—	—	—	12,775,829
Depreciation and amortization	1,228,693	9,958,926	5,296,264	—	16,483,883
Pre-opening expenses	—	850,261	250,990	—	1,101,251

Total operating costs and expenses	14,616,630	180,798,022	61,655,813	—	257,070,465

OPERATING INCOME (LOSS)	(13,896,670)	26,781,066	16,335,322	—	29,219,718

OTHER EXPENSES (INCOME):
Interest expense, net	9,658,681	(506)	3,945,755	—	13,603,930
Other, net	(118,195)	(15,177,486)	(3,300,503)	—	(18,596,184)

	9,540,486	(15,177,992)	645,252	—	(4,992,254)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(23,437,156)	41,959,058	15,690,070	—	34,211,972
PROVISION (BENEFIT) FOR INCOME TAXES	(8,174,057)	14,611,111	5,444,454	—	11,881,508

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(15,263,099)	27,347,947	10,245,616	—	22,330,464
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(119,204)	(94,978)	—	—	(214,182)
EQUITY IN EARNINGS OF SUBSIDIARIES	37,498,585	—	—	(37,498,585)	—

NET INCOME (LOSS)	$22,116,282	$27,252,969	$10,245,616	$(37,498,585)	$22,116,282

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended March 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$711,232	$201,397,156	$70,544,722	$—	$272,653,110

OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	55,953,786	4,956,690	—	60,910,476
Labor	—	60,935,656	28,283,752	—	89,219,408
Other operating expenses	492,664	46,417,494	20,214,925	—	67,125,083
General and administrative expenses	14,434,136	—	—	—	14,434,136
Depreciation and amortization	866,382	9,689,955	3,101,363	—	13,657,700
Pre-opening expenses	—	1,719,698	350,105	—	2,069,803

Total operating costs and expenses	15,793,182	174,716,589	56,906,835	—	247,416,606

OPERATING INCOME	(15,081,950)	26,680,567	13,637,887	—	25,236,504

OTHER EXPENSES (INCOME):
Interest expense, net	7,992,226	—	3,874,368	—	11,866,594
Other, net	(163,010)	(1,330,609)	232,246	—	(1,261,373)

	7,829,216	(1,330,609)	4,106,614	—	10,605,221

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22,911,166)	28,011,176	9,531,273	—	14,631,283
PROVISION (BENEFIT) FOR INCOME TAXES	(9,133,174)	11,091,782	3,051,748	—	5,010,356

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(13,777,992)	16,919,394	6,479,525	—	9,620,927
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(5,630,002)	2,961,369	—	—	(2,668,633)
EQUITY IN EARNINGS OF SUBSIDIARIES	26,360,288	—	—	(26,360,288)	—

NET INCOME (LOSS)	$6,952,294	$19,880,763	$6,479,525	$(26,360,288)	$6,952,294

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Three months ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,116,282	$27,252,969	$10,245,616	$(37,498,585)	$22,116,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	929,462	10,229,821	5,324,600	—	16,483,883
Gain on disposition of assets	—	(15,173,544)	(3,518,030)	—	(18,691,574)
Changes in assets & liabilities, net and other	3,873,220	(35,067,827)	(8,197,297)	39,615,949	224,045

Total Adjustments	4,802,682	(40,011,550)	(6,390,727)	39,615,949	(1,983,646)

Net cash provided by (used in) operating activities	26,918,964	(12,758,581)	3,854,889	2,117,364	20,132,636
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(1,530,809)	(9,791,154)	(10,380,565)	—	(21,702,528)
Proceeds from disposition of property and equipment	3,200,000	18,988,307	15,955,756	—	38,144,063
Purchase of marketable securities	(5,331,308)	—	—	—	(5,331,308)
Sale of marketable securities	6,609,512	—	—	—	6,609,512

Net cash provided by (used in) investing activities	2,947,395	9,197,153	5,575,191	—	17,719,739

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock for treasury	(22,412,163)	—	—	—	(22,412,163)
Payments of debt and related expenses, net	(96,513)	—	(51,469)	—	(147,982)
Proceeds from credit facility	55,000,000	—	3,412,406	—	58,412,406
Payments on credit facility	(56,771,982)	—	(8,214,737)	—	(64,986,719)
Dividends paid	(1,107,483)	—	—	—	(1,107,483)

Net cash provided by (used in) financing activities	(25,388,141)	—	(4,853,800)	—	(30,241,941)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,478,218	(3,561,428)	4,576,280	2,117,364	7,610,434
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	9,982,920	23,403,386	(2,117,364)	31,268,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,478,218	$6,421,492	$27,979,666	$—	$38,879,376

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Three Months Ended March 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,952,294	$19,880,763	$6,479,525	$(26,360,288)	$6,952,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	866,382	14,485,894	3,101,363	—	18,453,639
Asset impairment expense	—	887,548	—	—	887,548
Change in assets and liabilities, net and other	(36,956,284)	(9,471,241)	37,322,635	26,360,288	17,255,398

Total Adjustments	(36,089,902)	5,902,201	40,423,998	26,360,288	36,596,585

Net cash provided by (used in) operating activities	(29,137,608)	25,782,964	46,903,523	—	43,548,879
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	10,130,491	(32,053,703)	(33,211,905)	—	(55,135,117)
Proceeds from disposition of property and equipment	—	1,450,000	2,941,896	—	4,391,896
Business acquisitions and related payments, net of cash acquired	—	—	(7,860,857)	—	(7,860,857)

Net cash provided by (used in) investing activities	10,130,491	(30,603,703)	(38,130,866)	—	(58,604,078)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	262,204	—	—	—	262,204
Payments of debt and related expenses, net	(375,000)	—	(47,501)	—	(422,501)
Proceeds from credit facility	42,000,000	—	—	—	42,000,000
Payments on credit facility	(14,000,000)	—	(10,000,000)	—	(24,000,000)
Dividends paid	(1,079,592)	—	—	—	(1,079,592)

Net cash provided by (used in) financing activities	26,807,612	—	(10,047,501)	—	16,760,111
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,800,495	(4,820,739)	(1,274,844)	—	1,704,912
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,655,367	10,372,914	25,187,281	—	39,215,562

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,455,862	$5,552,175	$23,912,437	$—	$40,920,474

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. SUBSEQUENT EVENTS

On July 24, 2007, we were notified by the Trustee under the Indenture covering our $400.0 million 7.50% Senior Notes (“Notes”), that as a result of not filing with the SEC and delivering to the Trustee our Form 10-K for the year ended December 31, 2006 within the time frame set forth in the rules and regulations of the SEC, the Trustee, upon direction of a majority of the Note Holders, declared the unpaid principal and interest on the Notes due and payable immediately. We believe the acceleration is inappropriate and have obtained a Temporary Restraining Order from the U.S. Federal District Court sitting in Galveston County, Texas. Upon the acceleration of the Notes, the existing waiver related to timely filing of our financial statements under our $450.0 million Credit Agreement expired. Notwithstanding the waiver expiration, the $97.0 million outstanding under the Credit Agreement has not been accelerated, nor do we expect such event to occur. Furthermore, as we currently have over $100.0 million in available cash on hand, we have not requested any further waivers under the Credit Agreement although we are unable to draw any additional funds. We are pursuing a permanent injunction enjoining the Trustee from accelerating the bonds, a waiver from the Note Holders and alternative financing options. If we are unsuccessful in obtaining a permanent injunction, we will implement the most favorable alternative, although either solution will likely result in increased borrowing costs. On August 8, 2007, the Company completed an amendment and waiver of its existing Senior Credit Facility and obtained committed financing sufficient to repay its Senior Notes should it be unsuccessful in obtaining permanent rescission of the acceleration.

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

LANDRY’S RESTAURANTS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations have been excluded from this discussion.

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants. As of March 31, 2007, we operated 177 such restaurants as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

We are in the business of operating restaurants and other hospitality and entertainment activities. We do not engage in real estate operations other than those associated with the ownership and operation of our businesses. We own a fee interest (own the land and building) in a number of properties underlying our businesses, but do not engage in real estate sales or real estate management in any significant fashion or format. Our Chief Executive Officer, who is responsible for our operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for all business activities.

During 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units. Results of operations for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income for all periods presented.

On November 17, 2006, we completed the sale of 120 Joe’s Crab Shack restaurants to JCS Holdings, LLC, an unaffiliated entity for approximately $192.0 million, including the assumption of certain working capital liabilities. Under the terms of the sale, we are providing JCS Holdings, LLC transitional support services for a period not expected to exceed twelve months. These services include, among other things, IT and purchasing support, as well as office space. Following cessation of these activities, we do not anticipate any significant continuing involvement with or cash flows from JCS Holdings, LLC.

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

Results of Operations

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	21.8%	22.3%
Labor	32.0%	32.7%
Other operating expenses (1)	25.4%	24.6%

Unit level profit (1)	20.8%	20.4%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues increased $13,637,073, or 5.0%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Restaurant and hospitality revenues increased $6,437,679, or 3.1%, as result of the following approximate amounts: new restaurant openings—increase $10.9 million; same store sales (restaurants open all of the first quarter of 2007 and 2006) – increase $0.5 million; restaurant closings-decrease $3.9 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of March 31, 2007 and 2006 were 177 and 183, respectively.

Gaming revenues increased $7,199,394, or 11.3%, for the three months ended March 31, 2007 as a result of improved table games activity as well increased hotel occupancy and average room rates compared with the prior year period.

Cost of revenues increased $1,585,718, or 2.6%, to $62,496,194 in the three months ended March 31, 2007 from $60,910,476 for the same period in the prior year primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the three months ended March 31, 2007 decreased slightly to 21.8% from 22.3% in 2006.

Labor expense increased $2,385,254, or 2.7%, from $89,219,408 for the three months ended March 31, 2006 to $91,604,662 for the three months ended March 31, 2007, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the three months ended March 31, 2007 decreased to 32.0% from 32.7% in 2006. The decrease in labor as a percentage of revenues resulted primarily from labor efficiencies gained on increased sales volumes.

Other operating expenses increased $5,483,563, or 8.2%, from $67,125,083 for the three months ended March 31 2006 to $72,608,646 for the three months ended March 31, 2007, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 25.4% in 2007 from 24.6% in 2006. The increase in other operating costs as a percentage of revenues resulted primarily due to higher property tax, rent and insurance costs.

General and administrative expenses decreased $1,658,307 or 11.5%, to $12,775,829 for the three months ended March 31, 2007 from $14,434,136 as compared to the prior year, and decreased as a percentage of revenues to 4.5% in 2007 from 5.3% in 2006. This decrease is primarily attributable to efficiencies realized following the disposition of the Joe’s Crab Shack restaurants.

Depreciation and amortization expense increased by $2,826,183, or 20.7%, from $13,657,700 for the three months ended March 31, 2006 to $16,483,883 for the three months ended March 31, 2007. The increase for 2007 was due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Pre-opening expenses decreased by $986,552 from $2,069,803 for the three months ended March 31, 2006 to $1,101,251 for the three months ended March 31, 2007. This decrease relates to the both the number and type of openings undertaken in 2007 compared with the prior year.

The increase in net interest expense for the three months ended March 31, 2007, as compared to the prior year, is primarily due higher average borrowing rates as compared to the prior year period.

Other income of $18,596,184 for the three months ended March 31, 2007 primarily relates to gains on the disposition of property in Biloxi, MS and investments held for sale, as well as a $15.1 million gain realized on the sale of a single restaurant location. Under the terms of this sale, we will pay the buyer approximately $2.6 million over the next 30 months in return for continuing to operate the restaurant. Other income for the three months ended March 31, 2006 was $1,261,373 and consisted primarily of a gain recognized on the sale of a restaurant property.

An income tax provision of $11,881,508 was recorded for the three months ended March 31, 2007 compared with a provision of $5,010,356 for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 was 34.7% compared to 34.2% for the prior year period.

The after tax loss from discontinued operations was $214,182 for the three months ended March 31, 2007. The loss related primarily to operating charges on assets held for sale. Loss from discontinued operations was $2,668,633 (net of tax) for the three months ended March 31, 2006, and consisted mainly of operating losses and interest charges.

Liquidity and Capital Resources

On July 24, 2007, we were notified by U.S. Bank, Indenture Trustee for our $400.0 million Senior Notes, that such notes were accelerated, to be due and payable immediately as a result of our inability to file with the SEC and deliver our 2006 Form 10-K to the Indenture Trustee all within the time prescribed by the rules and regulations of the SEC. We believe the attempt to accelerate is inappropriate and we have received a Temporary Restraining Order (TRO) from the U.S. District Federal Court sitting in Galveston County, Texas requiring the Trustee to rescind the acceleration pending a hearing on August 16, 2007. We believe we will be successful in obtaining a permanent rescission of the acceleration, or will negotiate a consent from the note holders or will obtain alternative financing sources. If we are unsuccessful in obtaining a permanent rescission of the accelerations, it is likely that any alternative financing will carry significantly higher interest rates and the associated higher interest expense. Furthermore, such alternative financing may well place substantially more restrictions on our ability to execute our strategies and business plan.

On June 14, 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (“Golden Nugget”), completed a new $545.0 million Credit Facility consisting of a $330.0 million first lien term loan which includes a $120.0 million delayed draw component to finance the construction expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada, plus a $50.0 million revolving credit facility, and a $165.0 million second lien term loan with terms ranging from 6 to 7 years. The first lien term loan bears interest at Libor or the Bank’s base rate, plus a financing spread, 2.0% for Libor and 0.75% for base rate borrowings. In addition, the Credit Facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw term loan. The financing spread and commitment fee for the revolving credit facility increases or decreases depending on the leverage ratio as defined in the Credit Facility. The second lien term facility bears interest at Libor or the Bank’s base rate, plus a financing spread, 3.25% for Libor and 2% for base rate borrowings. The second lien term facility matures on December 31, 2014. Both the first and second lien term loans are subject to customary banking covenants and conditions, including minimum EBITDA, interest charge and financial leverage ratios, limitations on acquisitions, debt, investments and other restricted payments as defined in the Credit Facility, plus certain restrictions and conditions to access funds under the $120.0 million delayed draw term loan to finance the construction expansion. The Credit Facility provides for the payment of a one-time dividend of up to $187.5 million to the Company or a designated subsidiary of the Company representing repayment of amounts previously expended on the Golden Nugget. The $187.5 million will be available for acquisitions, debt repayment, stock repurchases and general corporate purposes.

On June 14, 2007, the proceeds from the new $545.0 million Credit Facility were used to repay all of the Golden Nugget’s outstanding debt, including its 8 3/4% Senior Secured Notes due 2011 totaling $155.0 million, plus the outstanding balance of approximately $10.0 million on its former $43.0 million revolving credit facility with Wells Fargo Foothill, Inc. In addition, the proceeds were used to pay associated tender premiums of approximately $8.8 million due to the early redemption of the Senior Secured Notes, plus accrued interest and related transaction fees and expenses.

In December 2004, we refinanced our then existing revolving credit facility and existing senior notes by entering into a new five year $300.0 million Bank Credit Facility and a six year $150.0 million Term Loan. In November 2006 we utilized proceeds from the Joe’s sale to pay down approximately 109.5 million on the term loan, leaving a balance outstanding of approximately $37.8 million as of December 31,2006. The Bank Credit Facility matures in December 2009 and the Term Loan matures in December 2010. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Interest on the Term Loan is payable quarterly at Libor plus a financing spread. The financing spread under the Bank Credit Facility and the Term Loan at March 31, 2007 was 2.0% and 1.75%, respectively, for Libor borrowings and 1.0% and 0.75% for base rate borrowings. As of March 31, 2007, we had approximately $219.3 million available under the existing revolving credit facility for expansion and working capital purposes.

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

A wholly-owned subsidiary of ours assumed an $11.4 million, 9.39% non-recourse, long-term not payable (due May 2010) in connection with an asset purchase in March 2003. Principal and interest payments under this note aggregate $102,000 monthly.

Capital expenditures for the three months ended March 31, 2007 were $21.7 million, including $1.7 million for land purchases and $9.0 million for the Golden Nugget renovation. We expect capital expenditures to be approximately $95.8 million for the remainder of the year primarily for the renovation and expansion of the Golden Nugget and new restaurants.

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

We operate approximately 177 properties and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, excluding the owned land component, of approximately $2.0 million, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, as interpreted by FIN 48. SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be recognized. We regularly assess the likelihood of realizing the deferred tax assets based on forecasts of future taxable income and available tax planning strategies that could be implemented and adjust the related valuation allowance if necessary.

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

Interest Rate Risk

Total debt at March 31, 2007 included $232.7 million of floating-rate debt attributed to borrowings at an average interest rate of 7.4%. As a result, our annual interest cost in 2007 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.7%) would be approximately $1.7 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2007, however, there are no assurances that possible rate changes would be limited to such amounts.

In connection with the 7.5% senior notes due 2014, we have entered into interest rate swap agreements with a total notional value of $100.0 million with the objective of managing our exposure to interest rate risk and lowering interest expense.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007 as discussed in our Form 10-K for the year ended December 31, 2006. During the three months ended March 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 21, 2006 and subsequently amended on January 5, 2007, a purported shareholder derivative action entitled Albert D. Hulliung, derivatively on Behalf of Nominal Defendant Landry’s Restaurants, Inc. was brought against certain members of our Board of Directors and certain of our current and former executive officers in the District Court of Harris County, Texas. The lawsuit alleges breach of fiduciary duties, unjust enrichment and other violations of law relating to the Company’s historical stock option practices. Plaintiff seeks to recover damages in the favor of the Company for damages sustained by the Company, disgorgement of profits, and attorney’s fees and expenses. The Company has formed an independent special committee (the Special Litigation Committee) of the Board of Directors to investigate the allegations and has filed a motion with the court to stay the proceedings pending the outcome of the investigation. The Special Litigation Committee is made up of the same directors and is represented by the same independent counsel that conducted the investigation of the Company’s option granting processes. In view of the findings in that investigation, the Company does not expect the results of this litigation to be material.

On August 1, 2007, we filed a lawsuit in Federal District Court in the Southern District of Texas—Galveston Division against U.S. Bank, National Association, et. al., the Indenture Trustee under the Company’s $400.0 million Senior Notes (“Notes”) for wrongful acceleration of the Notes due to an alleged event of default resulting from our failure to timely file with the SEC and deliver our 2006 Form 10-K to the Indenture Trustee within the time period specified by the rules and regulations of the SEC. We obtained a Temporary Restraining Order halting the acceleration and reinstating the Notes pending a temporary injunction hearing currently scheduled for August 16, 2007. We are seeking a declaratory judgment that the Notes were improperly accelerated and damages.

We are subject to legal proceedings and claims that arise in the ordinary course of business.

ITEM 1A. Risk Factors

Except as provided below, there have been no material changes to the Risk Factors disclosed in our 2006 Annual Report on Form 10-K. In response to sustained higher insurance costs for our property and casualty coverage due to our large concentration of coastal properties, we continue to carry reduced aggregate insurance policy limits and purchased individual windstorm policies for the majority of our operating units located along the Texas gulf coast. Although we have never had an insurance claim in excess of our existing coverage, there is no assurance that we will have adequate insurance coverage to recover losses that may result from a catastrophic event.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March 2007, we authorized an additional $50.0 million open market stock repurchase program. These programs have resulted in our aggregate repurchasing of approximately 18.4 million shares of common stock for approximately $312.9 million through March 2007.

All repurchases of our common stock during the quarter ended March 31, 2007 were made pursuant to our open market stock repurchase program. We have approximately $83.1 million that may yet be purchased under existing programs. The following table summarizes repurchases of our common stock during the quarter ended March 31, 2007 pursuant to our open market stock repurchase program.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
Quarter ended March 31, 2007	771,598	$29.05	771,598	$83,116,394

ITEM 6. Exhibits

The following Exhibits are set forth herein:

12.1	—Ratio of Earnings to Fixed Charges

31.1	—Certification by Chief Executive Officer

31.2	—Certification by Chief Financial Officer

32	—Certification with respect to quarterly report of Landry’s Restaurants, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LANDRY’S RESTAURANTS, INC.
(Registrant)

/s/ TILMAN J. FERTITTA
Tilman J. Fertitta
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RICK H. LIEM
Rick H. Liem
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 10, 2007