Form 10-Q
period 2007-06-30
LANDRYS RESTAURANTS INC
filed 2007-08-14
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2007.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in Part II under Item 1A. “Risk Factors” and elsewhere in this report. We assume no obligation to modify or revise any forward looking statements to reflect any subsequent events or circumstances arising after the date that the statement was made.

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190,586,271	$31,268,942
Accounts receivable - trade and other, net	19,164,624	26,554,602
Inventories	34,836,419	40,314,151
Deferred taxes	20,953,942	17,044,462
Assets related to discontinued operations	11,158,983	18,819,958
Other current assets	9,617,559	21,623,691

Total current assets	286,317,798	155,625,806

PROPERTY AND EQUIPMENT, net	1,223,416,887	1,207,677,713
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	39,186,175	39,264,330
OTHER ASSETS, net	53,094,998	43,816,555

Total assets	$1,620,543,405	$1,464,911,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,839,473	$77,125,839
Accrued liabilities	127,120,348	133,293,224
Income taxes payable	11,427,328	759,891
Current portion of long-term notes and other obligations	774,745	748,122
Liabilities related to discontinued operations	2,708,042	3,132,146

Total current liabilities	221,869,936	215,059,222

LONG-TERM NOTES, NET OF CURRENT PORTION	876,789,096	710,456,197
DEFERRED TAXES	4,700,197	—
OTHER LIABILITIES	51,541,332	44,689,069

Total liabilities	1,154,900,561	970,204,488

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 20,412,984 and 22,132,795 shares issued and outstanding, respectively	204,130	221,328
Additional paid-in capital	296,602,597	331,320,290
Retained earnings	168,836,117	163,165,845

Total stockholders’ equity	465,642,844	494,707,463

Total liabilities and stockholders’ equity	$1,620,543,405	$1,464,911,951

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES	$309,953,620	$292,773,169	$594,830,231	$562,425,736
OPERATING COSTS AND EXPENSES:
Cost of revenues	69,602,952	67,181,340	131,693,034	127,147,024
Labor	97,426,322	92,536,871	188,402,622	180,593,776
Other operating expenses	75,721,930	70,945,022	147,998,471	137,145,577
General and administrative expense	16,732,632	13,404,813	29,508,461	27,838,979
Depreciation and amortization	16,195,748	13,843,321	32,583,016	27,324,936
Pre-opening expenses	1,195,530	1,182,173	2,174,254	3,251,976

Total operating costs and expenses	276,875,114	259,093,540	532,359,858	503,302,268

OPERATING INCOME	33,078,506	33,679,629	62,470,373	59,123,468

OTHER EXPENSE (INCOME):
Interest expense, net	13,457,235	12,357,753	27,061,165	24,224,348
Other, net	6,469,519	207,805	(12,126,665)	(1,053,568)

Total other expense (income)	19,926,754	12,565,558	14,934,500	23,170,780

Income from continuing operations before income taxes	13,151,752	21,114,071	47,535,873	35,952,688
Provision for income taxes (benefit)	4,189,058	7,235,697	16,137,356	12,327,846

Income from continuing operations	8,962,694	13,878,374	31,398,517	23,624,842
Income (loss) from discontinued operations, net of taxes	(2,020,087)	(4,285,723)	(2,339,628)	(7,079,898)

Net income (loss)	$6,942,607	$9,592,651	$29,058,889	$16,544,944

EARNINGS (LOSS) PER SHARE INFORMATION:
BASIC
Income from continuing operations	$0.44	$0.65	$1.50	$1.11
Income (loss) from discontinued operations	(0.10)	(0.20)	(0.11)	(0.33)

Net income (loss)	$0.34	$0.45	$1.39	$0.78

Weighted average number of common shares outstanding	20,575,000	21,350,000	20,950,000	21,300,000
DILUTED
Income from continuing operations	$0.43	$0.62	$1.46	$1.07
Income (loss) from discontinued operations	(0.10)	(0.19)	(0.11)	(0.32)

Net income (loss)	$0.33	$0.43	$1.35	$0.75

Weighted average number of common and common share equivalents outstanding	21,100,000	22,100,000	21,500,000	22,050,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2006	22,132,795	$221,328	$331,320,290	$163,165,845	$494,707,463
Cumulative effect of adopting FIN 48	—	—	—	(982,880)	(982,880)
Net income	—	—	—	29,058,889	29,058,889
Dividends paid	—	—	—	(2,180,630)	(2,180,630)
Purchase of common stock held for treasury	(2,041,289)	(20,413)	(40,018,044)	(20,225,107)	(60,263,564)
Exercise of stock options	220,655	2,207	2,621,208	—	2,623,415
Stock based compensation expense	—	—	2,680,151	—	2,680,151
Issuance of restricted stock, net	100,823	1,008	(1,008)	—	—

BALANCE, JUNE 30, 2007	20,412,984	$204,130	$296,602,597	$168,836,117	$465,642,844

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,058,889	$16,544,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,721,970	37,283,346
Asset impairment expense	2,297,027	8,300,981
Gain on disposition of assets	(18,740,671)	(1,337,506)
Changes in assets and liabilities, net and other	13,921,593	9,908,411

Total adjustments	30,199,919	54,155,232

Net cash provided by operating activities	59,258,808	70,700,176
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(51,555,127)	(109,363,782)
Proceeds from disposition of property and equipment	40,783,352	4,391,896
Purchase of marketable securities	(5,331,308)	—
Proceeds from the sale of securities	6,609,512	—
Business acquisitions, net of cash acquired	—	(7,860,857)

Net cash provided by (used in) investing activities	(9,493,571)	(112,832,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(52,815,114)	—
Proceeds from exercise of stock options	2,623,415	354,188
Payments of debt and related expenses	(155,310,977)	(875,771)
Financing proceeds	375,000,000	—
Debt issuance costs	(10,190,289)	—
Proceeds from credit facility	93,815,778	98,000,000
Payments on credit facility	(141,390,091)	(55,000,000)
Dividends paid	(2,180,630)	(2,179,747)

Net cash (used in) provided by financing activities	109,552,092	40,298,670
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159,317,329	(1,833,897)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,268,942	39,215,562

CASH AND CASH EQUIVALENTS AT END OF YEAR	$190,586,271	$37,381,665

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$29,974,014	$28,033,189
Income taxes	$868,347	$7,686,296
Non-cash transaction:
Unsettled treasury stock transactions	$7,448,450	$—

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

Discontinued Operations

During 2006 as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units (See Note 2). The results of operations, assets, and liabilities for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income, balance sheets and segment information for all periods presented.

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

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation). The scope of EITF 06-03 covers any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-03 provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. We adopted EITF 06-03 on January 1, 2007 with no impact on our financial position or results of operations. We pay gross receipts tax on liquor sales in certain jurisdictions. Our policy is to present these taxes gross within revenues and expenses. The tax amounts included in revenues and expenses are not significant.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

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

2. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG LIVED ASSETS

During the third quarter of 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack units. The results of operations, assets, and liabilities for all stores included in our disposal plan have been classified as discontinued operations in our statements of income, balance sheets and segment information for all periods presented.

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

We also expect to sell the land and improvements belonging to the remaining restaurants in the disposal plan, or abandon those locations, within the next 12 to 15 months. During the three months ended June 30, 2007 several additional locations were added to our disposal plan.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The results of discontinued operations for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$1,330,297	$97,364,851	$2,743,869	$184,711,163

Income (loss) from discontinued operations before income taxes	$(3,258,205)	$(7,007,232)	$(3,773,594)	$(11,621,887)
Income tax (benefit) on discontinued operations	(1,238,118)	(2,721,509)	(1,433,966)	(4,541,989)

Net income (loss) from discontinued operations	$(2,020,087)	$(4,285,723)	$(2,339,628)	$(7,079,898)

In accordance with EITF 87-24 “Allocation of Interest to Discontinued Operations”, interest expense is allocated to discontinued operations based on the ratio of net assets to be discontinued to consolidated net assets. For the three months ended June 30, 2007 and 2006, interest expense related to discontinued operations was $0 and $3.0 million, respectively. For the six months ended June 30, 2007 and 2006, interest expense related to discontinued operations was $0.1 million and $6.1 million, respectively.

3. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2007	December 31, 2006
Payroll and related costs	$31,863,806	$31,489,564
Rent and insurance	30,420,067	29,663,840
Taxes, other than payroll and income taxes	15,089,795	17,257,093
Deferred revenue (gift cards and certificates)	14,246,757	17,374,080
Accrued interest	3,030,730	5,008,244
Casino deposits, outstanding chips and other gaming	8,322,884	9,235,038
Other	24,146,309	23,265,365

	$127,120,348	$133,293,224

4. DEBT

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate plus a financing spread, 2.0% and 0.75%, respectively, at June 30, 2007. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at June 30, 2007. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity.

The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility. The proceeds from the credit facility were used to repay all of the Golden Nugget’s outstanding debt, including its 8.75% senior secured notes due December 2011, plus the outstanding balance of approximately $10.0 million on its former $43.0 million revolving credit facility. In addition, the proceeds were used to pay a dividend to one of our unrestricted subsidiaries of $187.5 million, associated tender premiums of approximately $8.8 million due to the early redemption of the 8.75% senior secured notes due December 2011, plus accrued interest and related transaction fees and expenses.

The 8.75% senior secured notes due December 2011 were assumed with the 2005 acquisition of the Golden Nugget at a fair value of $159.3 million. In May 2007 we announced a cash tender offer for the entire $155.0 million principal amount outstanding under the 8.75% senior secured notes due December 2011. We subsequently received tenders and consents of holders with respect

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to $149.5 million, or 96.5%, of the principal amount outstanding. The total consideration, excluding accrued and unpaid interest, to be paid for each $1,000 principal amount of Notes validly tendered was $1,059. The total consideration was determined using a yield equal to a fixed spread of 50 basis points plus the bid-side yield to maturity of the 4.25% U.S. Treasury Note due November 30, 2007.

Subsequent to June 30, 2007, we have entered into interest rate swaps for substantially all the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin.

In December 2004, we entered into a $450.0 million bank credit facility consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. In November 2006, we utilized proceeds from the Joe’s Crab Shack sale to pay down approximately $109.5 million on the term loan, leaving a balance outstanding of approximately $37.8 million as of December 31, 2006. The term loan matures in December 2010 and, as a result of the pay down, has quarterly principal payments of $97,000 due through December 2009 with the remaining balance payable in equal quarterly installments of $9.2 million in 2010. The revolving credit facility matures in December 2009. The term loan and revolving credit facility bear interest at Libor or the bank’s base rate plus a financing spread, 2.0% for Libor and 1.0% for base rate borrowings at June 30, 2007. In addition, the revolving credit facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement. We and certain of our 100% owned guarantor subsidiaries granted liens on substantially all real and personal property as security under the bank credit facility.

Concurrent with the $450.0 million bank credit facility, we issued $400.0 million in 7.5% senior notes due December 2014 through a private placement. The notes are general unsecured obligations and require semi-annual interest payments in June and December. On June 16, 2005, we completed an exchange offering whereby substantially all of the senior notes issued under the private placement were exchanged for senior notes registered under the Securities Act of 1933.

Net proceeds from the $450.0 million bank credit facility and the $400.0 million in 7.5% senior notes due December 2014 totaled $536.6 million and were used to repay all outstanding liabilities under the Former Bank Credit Facility and $150.0 million in Senior Notes. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

In connection with the 7.5% senior notes due December 2014, we entered into two interest swap agreements with the objective of managing our exposure to interest rate risk. The first agreement was effective December 28, 2004, maturing in December 2014, for a notional amount of $50.0 million and bears interest at Libor plus 2.38%. The second agreement was effective March 10, 2005, also maturing December 2014, for a notional amount of $50.0 million and bears interest at Libor plus 2.34%. Our interest rate swap agreements qualify as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The aggregate estimated fair value of these swaps at June 30, 2007 was a liability of $4.0 million, which is included in other liabilities with an offsetting adjustment to the carrying value of the notes on our consolidated balance sheet.

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

As of June 30, 2007, our average interest rate was 7.69% and on floating-rate debt was 7.76%, we had approximately $11.0 million in letters of credit outstanding, and our available capacity was $235.0 million.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt is comprised of the following:

	June 30, 2007	December 31, 2006
$300.0 million Bank Syndicate Credit Facility, Libor + 2.0% interest only, due December 2009	$54,000,000	$71,771,982
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $97,000 principal paid quarterly, due December 2010	37,639,730	37,832,754
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	400,000,000
$330.0 million First Lien Term Loan, Libor +2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2013 and June 2014	210,000,000	—
$165.0 million Second Lien Term Loan, Libor +3.25%, interest only, due December 2014	165,000,000	—
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,727,435	10,826,014
Other long-term notes payable with various interest rates, principal and interest paid monthly	210,672	230,047
$155.0 million GN senior secured notes, 8.75% interest only, due December 2011	—	158,391,867
$43.0 million GN senior secured revolving credit facility, Libor + 2.0%, interest only, due January 2009	—	29,802,331
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000
Interest rate swap	(4,013,996)	(1,650,676)

Total debt	877,563,841	711,204,319
Less current portion	774,745	748,122

Long-term portion	$876,789,096	$710,456,197

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income from continuing operations	$8,962,694	$13,878,374	$31,398,517	$23,624,842
Income (loss) from discontinued operations, net of taxes	(2,020,087)	(4,285,723)	(2,339,628)	(7,079,898)

Net income	$6,942,607	$9,592,651	$29,058,889	$16,544,944

Weighted average common shares outstanding—basic	20,575,000	21,350,000	20,950,000	21,300,000
Dilutive common stock equivalents:
Stock options	475,000	700,000	500,000	700,000
Restricted stock	50,000	50,000	50,000	50,000

Weighted average common and common share equivalents outstanding—diluted	21,100,000	22,100,000	21,500,000	22,050,000
Earnings (loss) per share—basic
Income from continuing operations	$0.44	$0.65	$1.50	$1.11
Income (loss) from discontinued operations, net of taxes	(0.10)	(0.20)	(0.11)	(0.33)

Net income	$0.34	$0.45	$1.39	$0.78

Earnings (loss) per share—diluted
Income from continuing operations	$0.43	$0.62	$1.46	$1.07
Income (loss) from discontinued operations, net of taxes	(0.10)	(0.19)	(0.11)	(0.32)

Net income	$0.33	$0.43	$1.35	$0.75

During the six months ended June 30, 2007 we purchased approximately 2.0 million shares of our common stock to be held in treasury.

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

Total stock-based compensation expense, which includes both stock options and restricted stock, totaled $1.3 million and $1.2 million, for the three months ended June 30, 2007 and 2006, respectively, and $2.7 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

During the quarter ended March 31, 2007, we awarded 103,335 shares of restricted stock with an aggregate value at their date of grant of $3.2 million, which primarily vest over a period of ten years.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. INCOME TAXES

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. In connection with the adoption of FIN 48, we recognized an increase of approximately $1.0 million to our tax reserves for uncertain positions, which was accounted for as a reduction to retained earnings as of January 1, 2007. As of January 1, 2007, we had approximately $8.4 million of unrecognized tax benefits, including $1.7 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. There were no material changes in unrecognized benefits for the period ended June 30, 2007.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and local income tax matters have been concluded for years through 2002. We have been informed by the Internal Revenue Service that they will begin an audit of our consolidated federal income tax returns for the years ended December 31, 2004 and December 31, 2005.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

8. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of June 30, 2007, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $9.3 million, including completion of construction on certain new restaurants. In addition, we expect to spend an estimated $99.0 million for the renovation of the Golden Nugget – Las Vegas during the next twelve months.

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

Other Commitments

Our casino employees at the Golden Nugget in Las Vegas, Nevada that are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under our obligation to these plans, we recorded expenses of $2.7 million and $2.1 million for the three months ended June 30, 2007 and 2006 and $4.9 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future default under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and/or cash flows.

We manage and operate the Galveston Island Convention Center in Galveston, Texas. In connection with the Galveston Island Convention Center Management Contract (“Contract”), we agreed to fund operating losses, if any, subject to certain rights of reimbursement. Under the Contract, we have the right to one-half of any profits generated by the operation of the Convention Center.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On February 18, 2005, and subsequently amended, a purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in San Bernardino by Michael D. Harrison, et. al. Subsequently, on September 20, 2005, another purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in Los Angeles by Dustin Steele, et. al. On January 26, 2006, both lawsuits were consolidated into one action by the state Superior Court in San Bernardino. The lawsuits allege that Rainforest Cafe violated wage and hour laws, including not providing meal and rest breaks, uniform violations and failure to pay overtime. The Plaintiffs seek to recover damages, including unpaid wages, reimbursement for uniform expenses and penalties imposed by state law. The Company denies Plaintiff’s claims and intends to vigorously defend this matter. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of ultimate loss be reasonably estimated.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Restaurant and Hospitality	$243,361,797	$237,404,606	$457,564,231	$443,582,391
Gaming	66,591,823	55,368,563	137,266,000	118,843,345

Total	$309,953,620	$292,773,169	$594,830,231	$562,425,736

Unit level profit:
Restaurant and Hospitality	$50,551,171	$49,554,858	$89,200,592	$88,697,856
Gaming	16,651,245	12,555,078	37,535,512	28,841,503

Total	$67,202,416	$62,109,936	$126,736,104	$117,539,359

Depreciation, amortization and impairment:
Restaurant and Hospitality	$11,917,784	$10,929,345	$23,689,807	$21,625,630
Gaming	4,277,964	2,913,976	8,893,209	5,699,306

Total	$16,195,748	$13,843,321	$32,583,016	$27,324,936

Income before taxes:
Unit level profit	$67,202,416	$62,109,936	$126,736,104	$117,539,359
Depreciation, amortization and impairment	16,195,748	13,843,321	32,583,016	27,324,936
General and administrative	16,732,632	13,404,813	29,508,461	27,838,979
Pre-opening expenses	1,195,530	1,182,173	2,174,254	3,251,976
Interest expense, net	13,457,235	12,357,753	27,061,165	24,224,348
Other expenses (income)	6,469,519	207,805	(12,126,665)	(1,053,568)

Consolidated income from continuing operations before taxes	$13,151,752	$21,114,071	$47,535,873	$35,952,688

			June 30, 2007	December 31, 2006
Segment assets:
Restaurant and Hospitality			$749,945,621	$756,619,394
Gaming			655,005,456	495,962,913
Corporate and other (1)			215,592,328	212,329,644

			$1,620,543,405	$1,464,911,951

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

June 30, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,088,595	$7,159,933	$182,337,743	$—	$190,586,271
Accounts receivable - trade and other, net	7,182,069	7,068,496	4,914,059	—	19,164,624
Inventories	16,382,884	14,149,002	4,304,533	—	34,836,419
Deferred taxes	17,565,885	—	3,388,057	—	20,953,942
Assets related to discontinued operations	7,904,408	3,254,575	—	—	11,158,983
Other current assets	24,357	4,169,605	5,423,597	—	9,617,559

Total current assets	50,148,198	35,801,611	200,367,989	—	286,317,798

PROPERTY AND EQUIPMENT, net	44,282,198	650,063,672	529,071,017	—	1,223,416,887
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,501,733	91,945	37,592,497	—	39,186,175
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	926,465,958	(167,695,474)	(294,002,752)	(464,767,732)	—
OTHER ASSETS, net	29,211,883	864,644	23,018,471	—	53,094,998

Total assets	$1,051,609,970	$537,653,945	$496,047,222	$(464,767,732)	$1,620,543,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,520,149	$28,814,350	$7,504,974	$—	$79,839,473
Accrued liabilities	23,201,575	65,748,664	38,170,109	—	127,120,348
Income taxes payable	7,819,257	—	3,608,071	—	11,427,328
Current portion of long-term debt and other obligation	433,940	—	340,805	—	774,745
Liabilities related to discontinued operations	—	2,708,042	—	—	2,708,042

Total current liabilities	74,974,921	97,271,056	49,623,959	—	221,869,936

LONG-TERM NOTES, NET OF CURRENT PORTION	487,260,734	—	389,528,362	—	876,789,096
DEFERRED TAXES	—	—	10,570,515	(5,870,318)	4,700,197
OTHER LIABILITIES	23,731,471	12,874,680	14,935,181	—	51,541,332

Total liabilities	585,967,126	110,145,736	464,658,017	(5,870,318)	1,154,900,561

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	465,642,844	427,508,209	31,389,205	(458,897,414)	465,642,844

Total liabilities and stockholders’ equity	$1,051,609,970	$537,653,945	$496,047,222	$(464,767,732)	$1,620,543,405

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$9,982,920	$23,403,386	$(2,117,364)	$31,268,942
Accounts receivable - trade and other, net	10,071,384	8,200,773	8,282,445	—	26,554,602
Inventories	22,487,193	13,481,691	4,345,267	—	40,314,151
Deferred taxes	15,466,541	—	1,577,921	—	17,044,462
Assets related to discontinued operations	10,100,000	8,719,958	—	—	18,819,958
Other current assets	1,358,868	3,196,450	17,068,373	—	21,623,691

Total current assets	59,483,986	43,581,792	54,677,392	(2,117,364)	155,625,806
PROPERTY AND EQUIPMENT, net	45,824,759	651,847,672	510,005,282	—	1,207,677,713
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,501,733	103,195	37,659,402	—	39,264,330
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	952,178,263	(226,316,235)	(320,929,033)	(404,932,995)	—
OTHER ASSETS, net	30,519,067	996,352	12,301,136	—	43,816,555

Total assets	$1,089,507,808	$488,740,323	$293,714,179	$(407,050,359)	$1,464,911,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,050,233	$28,577,861	$7,497,745	$—	$77,125,839
Accrued liabilities	29,625,479	65,568,222	38,099,523	—	133,293,224
Income taxes payable	—	—	2,810,811	(2,050,920)	759,891
Current portion of long-term debt and other obligation	407,317	—	340,805	—	748,122
Liabilities related to discontinued operations	207,571	2,924,575	—	—	3,132,146

Total current liabilities	71,290,600	97,070,658	48,748,884	(2,050,920)	215,059,222
LONG-TERM NOTES, NET OF CURRENT PORTION	507,635,058	—	202,821,139	—	710,456,197
DEFERRED TAXES	—	—	7,920,788	(7,920,788)	—
OTHER LIABILITIES	15,874,687	14,164,695	14,649,687	—	44,689,069

Total liabilities	594,800,345	111,235,353	274,140,498	(9,971,708)	970,204,488

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	494,707,463	377,504,970	19,573,681	(397,078,651)	494,707,463

Total liabilities and stockholders’ equity	$1,089,507,808	$488,740,323	$293,714,179	$(407,050,359)	$1,464,911,951

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$234,433	$233,609,752	$76,109,435	$—	$309,953,620
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	63,779,923	5,823,029	—	69,602,952
Labor	—	68,205,067	29,221,255	—	97,426,322
Other operating expenses	(75,349)	52,981,098	22,816,181	—	75,721,930
General and administrative expenses	16,732,632	—	—	—	16,732,632
Depreciation and amortization	1,113,356	10,122,081	4,960,311	—	16,195,748
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	961,860	233,670	—	1,195,530

Total operating costs and expenses	17,770,639	196,050,029	63,054,446	—	276,875,114
OPERATING INCOME	(17,536,206)	37,559,723	13,054,989	—	33,078,506
OTHER EXPENSES (INCOME):
Interest expense, net	9,226,200	—	4,231,035	—	13,457,235
Other, net	309,911	(174,552)	6,334,160	—	6,469,519

	9,536,111	(174,552)	10,565,195	—	19,926,754

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(27,072,317)	37,734,275	2,489,794	—	13,151,752
PROVISION (BENEFIT) FOR INCOME TAXES	(9,617,455)	12,959,982	846,531	—	4,189,058

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(17,454,862)	24,774,293	1,643,263	—	8,962,694
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(2,020,087)	—	—	(2,020,087)
EQUITY IN EARNINGS OF SUBSIDIARIES	24,397,469	—	—	(24,397,469)	—

NET INCOME (LOSS)	$6,942,607	$22,754,206	$1,643,263	$(24,397,469)	$6,942,607

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,212,439	$228,102,932	$63,457,798	$—	$292,773,169
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	62,553,411	4,627,929	—	67,181,340
Labor	—	66,169,348	26,367,523	—	92,536,871
Other operating expenses	766,742	51,651,234	18,527,046	—	70,945,022
General and administrative expenses	13,404,778	181	(146)	—	13,404,813
Depreciation and amortization	866,820	9,735,583	3,240,918	—	13,843,321
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	1,055,760	126,413	—	1,182,173

Total operating costs and expenses	15,038,340	191,165,517	52,889,683	—	259,093,540
OPERATING INCOME	(13,825,901)	36,937,415	10,568,115	—	33,679,629
OTHER EXPENSES (INCOME):
Interest expense, net	8,615,767	—	3,741,986	—	12,357,753
Other, net	(236,792)	27,025	417,572	—	207,805

	8,378,975	27,025	4,159,558	—	12,565,558

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22,204,876)	36,910,390	6,408,557	—	21,114,071
PROVISION (BENEFIT) FOR INCOME TAXES	(8,942,205)	13,906,755	2,271,147	—	7,235,697

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(13,262,671)	23,003,635	4,137,410	—	13,878,374
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(5,739,519)	1,453,796	—	—	(4,285,723)
EQUITY IN EARNINGS OF SUBSIDIARIES	28,594,841	—	—	(28,594,841)	—

NET INCOME (LOSS)	$9,592,651	$24,457,431	$4,137,410	$(28,594,841)	$9,592,651

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$954,392	$439,775,269	$154,100,570	$—	$594,830,231
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	120,462,226	11,230,808	—	131,693,034
Labor	—	130,134,094	58,268,528	—	188,402,622
Other operating expenses	536,759	102,992,025	44,469,687	—	147,998,471
General and administrative expenses	29,508,461	—	—	—	29,508,461
Depreciation and amortization	2,342,048	19,984,392	10,256,576	—	32,583,016
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	1,689,594	484,660	—	2,174,254

Total operating costs and expenses	32,387,268	375,262,331	124,710,259	—	532,359,858
OPERATING INCOME	(31,432,876)	64,512,938	29,390,311	—	62,470,373
OTHER EXPENSES (INCOME):
Interest expense, net	18,884,881	(506)	8,176,790	—	27,061,165
Other, net	73,350	(15,346,013)	3,145,998	—	(12,126,665)

	18,958,231	(15,346,519)	11,322,788	—	14,934,500

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(50,391,107)	79,859,457	18,067,523	—	47,535,873
PROVISION (BENEFIT) FOR INCOME TAXES	(17,750,439)	27,635,792	6,252,003	—	16,137,356

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(32,640,668)	52,223,665	11,815,520	—	31,398,517
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(119,204)	(2,220,424)	—	—	(2,339,628)
EQUITY IN EARNINGS OF SUBSIDIARIES	61,818,761	—	—	(61,818,761)	—

NET INCOME (LOSS)	$29,058,889	$50,003,241	$11,815,520	$(61,818,761)	$29,058,889

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,923,671	$426,499,545	$134,002,520	$—	$562,425,736
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	117,562,406	9,584,618	—	127,147,024
Labor	—	125,942,501	54,651,275	—	180,593,776
Other operating expenses	1,259,375	97,144,231	38,741,971	—	137,145,577
General and administrative expenses	27,838,944	181	(146)	—	27,838,979
Depreciation and amortization	1,733,202	19,249,453	6,342,281	—	27,324,936
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	2,775,458	476,518	—	3,251,976

Total operating costs and expenses	30,831,521	362,674,230	109,796,517	—	503,302,268

OPERATING INCOME	(28,907,850)	63,825,315	24,206,003	—	59,123,468

OTHER EXPENSES (INCOME):
Interest expense, net	16,607,994	—	7,616,354	—	24,224,348
Other, net	(399,802)	(1,303,584)	649,818	—	(1,053,568)

	16,208,192	(1,303,584)	8,266,172	—	23,170,780

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(45,116,042)	65,128,899	15,939,831	—	35,952,688
PROVISION (BENEFIT) FOR INCOME TAXES	(18,075,350)	25,085,770	5,317,426	—	12,327,846

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(27,040,692)	40,043,129	10,622,405	—	23,624,842

INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(11,369,523)	4,289,625	—	—	(7,079,898)
EQUITY IN EARNINGS OF SUBSIDIARIES	54,955,159	—	—	(54,955,159)	—

NET INCOME (LOSS)	$16,544,944	$44,332,754	$10,622,405	$(54,955,159)	$16,544,944

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six months ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,058,889	$50,003,241	$11,815,520	$(61,818,761)	$29,058,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,828,905	20,478,804	10,414,261	—	32,721,970
Asset Impairment expense	—	—	2,297,027	—	2,297,027
Gain on disposition of assets	—	(15,222,641)	(3,518,030)	—	(18,740,671)
Changes in assets & liabilities, net and other	37,176,344	(55,829,008)	(31,361,868)	63,936,125	13,921,593

Total Adjustments	39,005,249	(50,572,845)	(22,168,610)	63,936,125	30,199,919

Net cash provided by (used in) operating activities	68,064,138	(569,604)	(10,353,090)	2,117,364	59,258,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(1,097,039)	(21,240,839)	(29,217,249)	—	(51,555,127)
Proceeds from disposition of property and equipment	3,200,000	18,988,307	18,595,045	—	40,783,352
Purchase of marketable securities	(5,331,308)	—	—	—	(5,331,308)
Sale of marketable securities	6,609,512	—	—	—	6,609,512

Business acquisitions and related payments, net of cash acquired	—	—	—	—	—

Net cash provided by (used in) investing activities	3,381,165	(2,252,532)	(10,622,204)	—	(9,493,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock for treasury	(52,815,114)	—	—	—	(52,815,114)
Proceeds from exercise of stock options	2,623,415	—	—	—	2,623,415
Payments of debt and related expenses	(212,397)	—	(155,098,580)	—	(155,310,977)
Financing proceeds	—	—	375,000,000	—	375,000,000
Debt issuance costs	—	—	(10,190,289)	—	(10,190,289)
Payments on credit facility	(99,771,982)	—	(41,618,109)	—	(141,390,091)
Proceeds from credit facility	82,000,000	—	11,815,778	—	93,815,778
Dividends paid	(2,180,630)	—	—	—	(2,180,630)

Net cash provided by (used in) financing activities	(70,356,708)	—	179,908,800	—	109,552,092

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,088,595	(2,822,136)	158,933,506	2,117,364	159,317,329
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	9,982,069	23,404,237	(2,117,364)	31,268,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,088,595	$7,159,933	$182,337,743	$—	$190,586,271

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six Months Ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,544,944	$44,332,754	$10,622,405	$(54,955,159)	$16,544,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,733,202	29,207,863	6,342,281	—	37,283,346
Asset Impairment expense	—	8,300,981	—	—	8,300,981
Gain on disposition of assets	(1,337,506)	—	—	—	(1,337,506)
Changes in assets & liabilities, net and other	(74,827,972)	(35,082,152)	64,863,376	54,955,159	9,908,411

Total Adjustments	(74,432,276)	2,426,692	71,205,657	54,955,159	54,155,232

Net cash provided (used) by operating activities	(57,887,332)	46,759,446	81,828,062	—	70,700,176
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	16,404,101	(52,593,129)	(73,174,754)	—	(109,363,782)
Proceeds from disposition of property and equipment	—	1,450,000	2,941,896	—	4,391,896
Purchase of marketable securities	—	—	—	—	—
Sale of marketable securities	—	—	—	—	—
Business acquisitions and related payments, net of cash acquired	—	—	(7,860,857)	—	(7,860,857)

Net cash provided (used) in investing activities	16,404,101	(51,143,129)	(78,093,715)	—	(112,832,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock for treasury	—	—	—	—	—
Proceeds from exercise of stock options	354,188	—	—	—	354,188
Payments of debt and related expenses	(788,860)	—	(86,911)	—	(875,771)
Payments on credit facility	(33,000,000)	—	(22,000,000)	—	(55,000,000)
Proceeds from credit facility	84,000,000	—	14,000,000	—	98,000,000
Dividends paid	(2,179,747)	—	—	—	(2,179,747)

Net cash provided (used) in financing activities	48,385,581	—	(8,086,911)	—	40,298,670

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,902,350	(4,383,683)	(4,352,564)	—	(1,833,897)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,655,367	10,372,914	25,187,281	—	39,215,562

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,557,717	$5,989,231	$20,834,717	$—	$37,381,665

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. SUBSEQUENT EVENTS

On July 24, 2007, we were notified by the Trustee under the Indenture covering our $400.0 million 7.50% Senior Notes (“Notes”), that as a result of not filing with the SEC and delivering to the Trustee our Form 10-K for the year ended December 31, 2006 within the time frame set forth in the rules and regulations of the SEC, the Trustee, upon direction of a majority of the Note Holders, declared the unpaid principal and interest on the Notes due and payable immediately. We believe the acceleration is inappropriate and have obtained a Temporary Restraining Order from the U.S. Federal District Court sitting in Galveston County, Texas. Upon the acceleration of the Notes, the existing waiver related to timely filing of our financial statements under our $450.0 million Credit Agreement expired. Notwithstanding the waiver expiration, the $97.0 million outstanding under the Credit Agreement has not been accelerated, nor do we expect such event to occur. We are pursuing a permanent injunction enjoining the Trustee from accelerating the bonds, a waiver from the Note Holders and/or alternative financing options. If we are unsuccessful in obtaining a permanent injunction, we will implement the most favorable alternative, although either solution will likely result in increased borrowing costs. On August 8, 2007, the Company completed an amendment and waiver of its existing Senior Credit Facility and obtained committed financing sufficient to repay its Senior Notes should it be unsuccessful in obtaining permanent rescission of the acceleration.

LANDRY’S RESTAURANTS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations have been excluded from this discussion.

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants. As of June 30, 2007, we operated 179 such restaurants as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

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

During 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units. During the three months ended June 30, 2007, several additional locations were added to our disposal plan. The results of operations for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income for all periods presented.

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

We have many well established competitors with greater financial resources, larger marketing and advertising budgets, and longer histories of operation than ours, including competitors already established in regions where we are planning to expand, as well as competitors planning to expand in the same regions. We face significant competition from other casinos in the markets in which we operate and from other mid-priced, full-service, casual dining restaurants offering or promoting seafood and other types and varieties of cuisine. Our competitors include national, regional, and local chains as well as local owner-operated restaurants. We also compete with other restaurants and retail establishments for restaurant sites. We intend to pursue an acquisition strategy should we be successful in obtaining a permanent recission of the acceleration of our Senior Notes.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in Part II under Item 1A. “Risk Factors” and elsewhere in this report, or in the documents incorporated by reference herein. We assume no obligation to modify or revise any forward looking statements to reflect any subsequent events or circumstances arising after the date that the statement was made.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	22.5%	22.9%	22.1%	22.6%
Labor	31.4%	31.6%	31.7%	32.1%
Other operating expenses (1)	24.4%	24.2%	24.9%	24.4%

Unit Level Profit (1)	21.7%	21.3%	21.3%	20.9%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues increased $17,180,451, or 5.9%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Restaurant and hospitality revenues increased $5,957,191, or 2.5%, as a result of the following approximate amounts: new restaurant openings—increase $9.6 million; same store sales (restaurants open all of the second quarter of 2007 and 2006) – increase $0.1 million, restaurant closings-decrease $3.0 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of June 30, 2007 and 2006 were 179 and 172, respectively.

Gaming revenues increased $11,223,260, or 20.3%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, as a result of improved table games activity as well increased hotel occupancy and average room rates compared with the prior year period.

Cost of revenues increased $2,421,612, or 3.6%, in the three months ended June 30, 2007, compared to the same period in the prior year primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the three months ended June 30, 2007 decreased slightly to 22.5% from 22.9% in 2006 as gaming revenues, which are generally derived from lower cost of revenues, made up a larger portion of total revenues.

Labor expense increased $4,889,451, or 5.3%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the three months ended June 30, 2007 decreased to 31.4% from 31.6% in 2006. The decrease in labor as a percentage of revenues resulted primarily from labor efficiencies gained on increased sales volumes.

Other operating expenses increased $4,776,908, or 6.7%, for the three months ended June 30, 2007, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.4% in 2007 from 24.2% in 2006 as gaming revenues, which are generally derived from higher other operating expenses, made up a larger portion of total revenues. This increase was partially offset by reduced restaurant and hospitality advertising expenses.

General and administrative expenses increased $3,327,819 or 24.8%, for the three months ended June 30, 2007 as compared to the prior year, and increased as a percentage of revenues to 5.4% in 2007 from 4.6% in 2006. This increase is primarily attributable to additional legal and accounting fees incurred in connection with our voluntary internal review of our historical stock option granting practices. The review was completed in July 2007 and we recorded an estimated aggregate, non-cash, after tax charge of $10.9 million related to revising measurement dates for certain stock option grants for the period from 1993 to 2005.

Depreciation and amortization expense increased by $2,352,427 or 17.0%, compared to the same period in the prior year. The increase for 2007 was due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Pre-opening expenses were consistent for the three months ended June 30, 2007 and 2006. Pre-opening expenses fluctuate based on both the number and type of openings completed each period.

The increase in net interest expense for the three months ended June 30, 2007, as compared to the prior year, is primarily due to higher average borrowing rates as compared to the prior year period.

Other expense was $6,469,519 for the three months ended June 30, 2007 compared to $207,805 for the three months ended June 30, 2006. Other expense in the current period primarily related to call premiums and expenses associated with refinancing the Golden Nugget debt.

The provision for income taxes decreased due to the change in our pre-tax income during the periods. Our effective tax rate for the three months ended June 30, 2007 was 31.9% compared to an effective tax rate of 34.3% for the same period in the prior year.

The after tax loss from discontinued operations was $2,020,087 for the three months ended June 30, 2007, primarily related to impairments and other operating charges on assets in the disposal plan. The after tax loss from discontinued operations for the three months ended June 30, 2006 was $4,285,723 which primarily consisted of operating losses and interest charges for assets in the disposal plan.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues increased $32,404,495, or 5.8%, for the six months ended June 30, 2007 compared to the same period in the prior year.

Restaurant and hospitality revenues increased $13,981,840, or 3.2%, as a result of the following approximate amounts: new restaurant openings—increase $20.7 million; same store sales (restaurants open all six months of 2007 and 2006) – increase $1.8 million, restaurant closings-decrease $6.1 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of June 30, 2007 and 2006 were 179 and 172, respectively.

Gaming revenues increased $18,422,655 or 15.5% for the six months ended June 30, 2007 compared with the same period in the prior year as a result of improved table games activity as well increased hotel occupancy and average room rates.

Cost of revenues increased $4,546,010, or 3.6%, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006 primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the six months ended June 30, 2007 decreased slightly to 22.1% from 22.6% in 2006, as gaming revenues, which are generally derived from a lower cost of revenues, made up a larger portion of total revenues.

Labor expense increased $7,808,846, or 4.3%, for the six months ended June 30, 2007, compared to the same period in the prior year, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the six months ended June 30, 2007 decreased to 31.7% from 32.1% in 2006. The decrease in labor as a percentage of revenues resulted primarily from labor efficiencies gained on increased sales volumes.

Other operating expenses increased $10,852,894, or 7.9%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 24.9% in 2007 from 24.4% in 2006. The increase in other operating costs as a percentage of revenues resulted primarily due to higher rent and insurance costs, partially offset by reduced restaurant and hospitality advertising expenses. Additionally, gaming revenues, which are generally derived from higher other operating expenses, made up a larger portion of total revenues

General and administrative expenses increased $1,669,482 or 6.0%, for the six months ended June 30, 2007 as compared to the prior year, and increased as a percentage of revenues to 5.0% in 2007 from 4.9% in 2006. This increase is primarily attributable to additional legal and accounting fees incurred in connection with our voluntary internal review of our historical stock option granting practices. The review was completed in July 2007 and we recorded an estimated aggregate, non-cash, after tax charge of $10.9 million related to revising measurement dates for certain stock option grants for the period from 1993 to 2005.

Depreciation and amortization expense increased by $5,258,080 or 19.2%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase for 2007 was due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Pre-opening expenses were $2,174,254 for the six months ended June 30, 2007 compared to $3,251,976 for the same period in the prior year. Pre-opening expenses fluctuate based on both the number and type of openings completed each period.

The increase in net interest expense for the six months ended June 30, 2007, as compared to the prior year, is primarily due to higher average borrowing rates as compared to the prior year period.

Other income was $12,126,665 for the six months ended June 30, 2007 compared to $1,053,568 for the six months ended June 30, 2006. Other income in the current period primarily relates to gains on the disposition of property in Biloxi, MS and investments held for sale, as well as a $15.1 million gain realized on the sale of a single restaurant location. According to the terms of the sale, we will pay the buyer approximately $2.6 million over the next 30 months in return for continuing to operate the restaurant. These amounts were partially offset during the period by call premiums and expenses associated with refinancing the Golden Nugget debt. Other income during the six months ended June 30, 2006 primarily related to the gain on the sale of a restaurant property.

The provision for income taxes increased due to the change in our pre-tax income during the periods. Our effective tax rate for the six months ended June 30, 2007 was 33.9% compared to an effective tax rate of 34.3% for the same period in the prior year.

The after tax loss from discontinued operations was $2,339,628 for the six months ended June 30, 2007, primarily related to impairment and other operating charges on assets in the disposal plan. The after tax loss from discontinued operations for the six months ended June 30, 2006 was $7,079,898 which primarily consisted of operating losses and interest charges for assets in the disposal plan.

Liquidity and Capital Resources

On July 24, 2007, we were notified by U.S. Bank, Indenture Trustee for our $400.0 million Senior Notes, that such notes were accelerated, to be due and payable immediately as a result of our inability to file with the SEC and deliver the Annual Report on Form 10-K for the year ended December 31, 2006 to the Indenture Trustee all within the time prescribed by the rules and regulations of the SEC. We believe the attempt to accelerate is inappropriate and we have received a Temporary Restraining Order (TRO) from the U.S. Federal District Court sitting in Galveston County, Texas requiring, among other things, the Trustee to rescind the acceleration pending a hearing on August 16, 2007. We believe we will be successful in obtaining a permanent rescission of the acceleration, or will negotiate a consent from the note holders or will utilize alternative financing sources. If we are unsuccessful in obtaining a permanent rescission of the acceleration, it is likely that any alternative financing will carry significantly higher interest rates and higher interest expense. Furthermore, such alternative financing will place substantially more restrictions on our ability to execute our strategies and business plan. See Note 11.

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

The proceeds from the new $545.0 million Credit Facility were used to repay all of the Golden Nugget’s outstanding debt, including its 8.75% Senior Secured Notes due 2011 totaling $155.0 million, plus the outstanding balance of approximately $10.0 million on its former $43.0 million revolving credit facility with Wells Fargo Foothill, Inc. In addition, the proceeds were used to pay associated tender premiums of approximately $8.8 million due to the early redemption of the Senior Secured Notes, plus accrued interest and related transaction fees and expenses. We expect to incur higher interest expense as a result of the increased borrowings associated with the Golden Nugget financing.

Subsequent to June 30, 2007, we have entered into interest rate swaps for substantially all the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin.

On September 27, 2005, we acquired all of the capital stock of Golden Nugget for $163.0 million in cash, assumption of $155.0 million in 8.75% senior secured notes due 2011, assumption of $27.0 million in bank debt due 2009 and assumption of working capital, including $27.5 million in cash. The purchase price was funded from cash on hand and our revolving credit facility.

In December 2004, we refinanced our then existing revolving credit facility and existing senior notes by entering into a new five year $300.0 million Bank Credit Facility and a six year $150.0 million Term Loan. In November 2006 we utilized proceeds from the Joe’s sale to pay down approximately $109.5 million on the term loan, leaving a balance outstanding of approximately $37.8 million as of December 31,2006. The Bank Credit Facility matures in December 2009 and the Term Loan matures in December 2010. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. Interest on the Term Loan is payable quarterly at Libor plus a financing spread. The financing spread under the Bank Credit Facility and the Term Loan at March 31, 2007 was 2.0% and 1.75%, respectively, for Libor borrowings and 1.0% and 0.75% for base rate borrowings. As of March 31, 2007, we had approximately $219.3 million available under the existing revolving credit facility for expansion and working capital purposes.

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

Capital expenditures for the six months ended June 30, 2007 were $51.6 million, including $2.6 million for land purchases and $21.9 million for the Golden Nugget renovation. We expect capital expenditures to be approximately $69.5 million for the remainder of the year primarily for the renovation and expansion of the Golden Nugget and new restaurants.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Total debt at June 30, 2007 included $566.6 million of floating-rate debt attributed to borrowings at an average interest rate of 7.76%. As a result, our annual interest cost in 2007 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.8%) would be approximately $4.4 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2007; however, there are no assurances that possible rate changes would be limited to such amounts.

In connection with the 7.5% senior notes due 2014, we have entered into interest rate swap agreements with a total notional value of $100.0 million with the objective of managing our exposure to interest rate risk and lowering interest expense.

Subsequent to June 30, 2007, we have entered into interest rate swaps for substantially all the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin.

ITEM 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2007 as discussed in our Form 10-K for the year ended December 31, 2006. During the six months ended June 30, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Except as provided below, there have been no material changes to the Risk Factors disclosed in our 2006 Annual Report on Form 10-K. In response to higher insurance costs for our property and casualty coverage due to our large concentration of coastal properties, we continue to maintain reduced aggregate insurance policy limits and we purchased individual windstorm policies for the majority of our operating units located along the Texas gulf coast. There is no assurance that we will have adequate insurance coverage to recover losses that may result from a catastrophic event.

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

All repurchases of our common stock during the quarter ended June 30, 2007 were made pursuant to our open market stock repurchase program. We have approximately $45.3 million that may yet be purchased under existing programs. The following table summarizes repurchases of our common stock during the quarter ended June 30, 2007 pursuant to our open market stock repurchase program.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 30, 2007	—	$—	—	—
May 31, 2007	—	$—	—	—
June 30, 2007	1,269,691	$29.81	1,269,691	$45,264,989

	1,269,691	$29.81	1,269,691	$45,264,989

ITEM 6. Exhibits

The following Exhibits are set forth herein commencing on page 37:

10.1	—	First Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions thereto.

10.2	—	Second Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions thereto.

12.1	—	Ratio of Earnings to Fixed Charges

31.1	—	Certification by Chief Executive Officer

31.2	—	Certification by Chief Financial Officer

32	—	Certification with respect to quarterly report of Landry’s Restaurants, Inc.

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

Dated: August 14, 2007