Form 10-Q
period 2007-09-30
LANDRYS RESTAURANTS INC
filed 2007-11-09
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

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

AS OF NOVEMBER 5, 2007 THERE WERE

16,146,530 SHARES OF $0.01 PAR VALUE

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2007.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	potential divestitures of restaurants, restaurant concepts and other operations or lines of business,

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	same store sales;

•	earnings guidance;

•	our ability to obtain long term financing;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors.”

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,687,203	$31,268,942
Accounts receivable - trade and other, net	15,147,020	26,554,602
Inventories	30,771,956	40,314,151
Deferred taxes	21,996,227	17,044,462
Assets related to discontinued operations	8,110,315	18,819,958
Other current assets	11,266,408	21,623,691

Total current assets	179,979,129	155,625,806

PROPERTY AND EQUIPMENT, net	1,235,836,750	1,207,677,713
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	39,139,429	39,264,330
OTHER ASSETS, net	49,913,546	43,816,555

Total assets	$1,523,396,401	$1,464,911,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,970,539	$77,125,839
Accrued liabilities	136,527,049	133,293,224
Income taxes payable	9,181,926	759,891
Current portion of long-term notes and other obligations	255,513	748,122
Liabilities related to discontinued operations	2,945,877	3,132,146

Total current liabilities	218,880,904	215,059,222

LONG-TERM NOTES, NET OF CURRENT PORTION	886,480,087	710,456,197
OTHER LIABILITIES	62,742,119	44,689,069

Total liabilities	1,168,103,110	970,204,488

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,985,986 and 22,132,795 shares issued and outstanding, respectively	169,860	221,328
Additional paid-in capital	232,495,413	331,320,290
Accumulated other comprehensive loss	(7,562,865)	—
Retained earnings	130,190,883	163,165,845

Total stockholders’ equity	355,293,291	494,707,463

Total liabilities and stockholders’ equity	$1,523,396,401	$1,464,911,951

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES	$301,878,112	$287,209,135	$896,708,344	$849,634,871
OPERATING COSTS AND EXPENSES:
Cost of revenues	67,843,191	66,942,201	199,536,225	194,089,225
Labor	99,629,358	93,695,704	288,031,980	274,289,480
Other operating expenses	75,073,838	74,288,593	223,072,310	211,434,170
General and administrative expense	14,403,271	13,557,654	43,911,732	41,396,633
Depreciation and amortization	16,801,430	14,677,468	49,384,447	42,002,404
Asset impairment expense	—	5,225,604	—	5,225,604
Pre-opening expenses	1,112,400	1,798,514	3,286,652	5,050,490

Total operating costs and expenses	274,863,488	270,185,738	807,223,346	773,488,006

OPERATING INCOME	27,014,624	17,023,397	89,484,998	76,146,865
OTHER EXPENSE (INCOME):
Interest expense, net	25,187,357	12,438,479	52,248,522	36,662,827
Other, net	8,408,254	(55,252)	(3,718,411)	(1,108,819)

Total other expense (income)	33,595,611	12,383,227	48,530,111	35,554,008

Income (loss) from continuing operations before income taxes	(6,580,987)	4,640,170	40,954,887	40,592,857
Provision for income taxes (benefit)	(3,378,618)	(1,337,232)	12,758,738	11,033,459

Income (loss) from continuing operations	(3,202,369)	5,977,402	28,196,149	29,559,398
Loss from discontinued operations, net of taxes	(1,130,291)	(35,927,075)	(3,469,920)	(42,964,127)

Net income (loss)	$(4,332,660)	$(29,949,673)	$24,726,229	$(13,404,729)

EARNINGS (LOSS) PER SHARE INFORMATION:
BASIC
Income (loss) from continuing operations	$(0.18)	$0.28	$1.42	$1.38
Loss from discontinued operations	(0.07)	(1.68)	(0.17)	(2.01)

Net income (loss)	$(0.25)	$(1.40)	$1.25	$(0.63)

Weighted average number of common shares outstanding	17,650,000	21,350,000	19,850,000	21,350,000
DILUTED
Income (loss) from continuing operations	$(0.18)	$0.27	$1.38	$1.34
Loss from discontinued operations	(0.07)	(1.63)	(0.17)	(1.95)

Net income (loss)	$(0.25)	$(1.36)	$1.21	$(0.61)

Weighted average number of common and common share equivalents outstanding	17,650,000	22,000,000	20,400,000	22,000,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2006	22,132,795	$221,328	$331,320,290	$—	$163,165,845	$494,707,463
Cumulative effect of adopting FIN 48	—	—	—	—	(982,880)	(982,880)
Comprehensive income:
Net income	—	—	—	—	24,726,229	24,726,229
Loss on interest rate swaps, net of tax	—	—	—	(7,562,865)	—	(7,562,865)

Total comprehensive income (loss)	—	—	—	—	—	17,163,364
Dividends paid	—	—	—	—	(3,155,350)	(3,155,350)
Purchase of common stock held for treasury	(5,478,859)	(54,788)	(105,276,133)	—	(53,562,961)	(158,893,882)
Exercise of stock options	228,655	2,286	2,718,577	—	—	2,720,863
Stock based compensation expense	—	—	3,733,713	—	—	3,733,713
Forfeiture of restricted stock	(3,940)	(39)	39	—	—	—
Issuance of restricted stock	107,335	1,073	(1,073)	—	—	—

BALANCE, SEPTEMBER 30, 2007	16,985,986	$169,860	$232,495,413	$(7,562,865)	$130,190,883	$355,293,291

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,726,229	$(13,404,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,558,053	56,772,277
Asset impairment expense	3,318,295	72,328,297
Gain on disposition of assets	(18,701,269)	(1,337,506)
Changes in assets and liabilities, net and other	32,316,129	(4,385,841)

Total adjustments	66,491,208	123,377,227

Net cash provided by operating activities	91,217,437	109,972,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(81,911,630)	(164,856,007)
Proceeds from disposition of property and equipment	42,243,949	4,391,896
Purchase of marketable securities	(5,331,308)	—
Proceeds from the sale of securities	6,609,512	—
Business acquisitions, net of cash acquired	—	(7,860,857)

Net cash used in investing activities	(38,389,477)	(168,324,968)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(154,103,310)	—
Proceeds from exercise of stock options	2,720,863	354,189
Payments of debt and related expenses	(193,153,214)	(1,424,484)
Financing proceeds	375,000,000	—
Debt issuance costs	(14,144,375)	—
Proceeds from credit facility	178,815,778	162,304,898
Payments on credit facility	(183,390,091)	(115,309,586)
Dividends paid	(3,155,350)	(3,286,588)

Net cash provided by financing activities	8,590,301	42,638,429
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,418,261	(15,714,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,268,942	39,215,562

CASH AND CASH EQUIVALENTS AT END OF YEAR	$92,687,203	$23,501,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$41,146,618	$34,476,948
Income taxes	$895,882	$10,810,772
Non-cash transaction:
Unsettled treasury stock transactions	$4,790,572	$—

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

2. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG LIVED ASSETS

During the third quarter of 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack units. During 2007, several additional locations were added to our disposal plan. The results of operations, assets, and liabilities for all stores included in our disposal plan have been classified as discontinued operations in our statements of income, balance sheets and segment information for all periods presented.

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

The results of discontinued operations for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$996,882	$92,324,142	$3,740,750	$277,035,305

Loss from discontinued operations before income taxes	$(1,823,050)	$(59,334,558)	$(5,596,645)	$(70,956,444)
Income tax benefit on discontinued operations	(692,759)	(23,407,483)	(2,126,725)	(27,992,317)

Loss from discontinued operations	$(1,130,291)	$(35,927,075)	$(3,469,920)	$(42,964,127)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with EITF 87-24 “Allocation of Interest to Discontinued Operations”, interest expense is allocated to discontinued operations based on the ratio of net assets to be discontinued to consolidated net assets. For the three months ended September 30, 2007 and 2006, interest expense related to discontinued operations was $0 and $3.2 million, respectively. For the nine months ended September 30, 2007 and 2006, interest expense related to discontinued operations was $0.1 million and $9.3 million, respectively.

3. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2007	December 31, 2006
Payroll and related costs	$30,399,745	$31,489,564
Rent and insurance	29,641,909	29,663,840
Taxes, other than payroll and income taxes	16,467,060	17,257,093
Deferred revenue (gift cards and certificates)	13,771,580	17,374,080
Accrued interest	11,512,018	5,008,244
Casino deposits, outstanding chips and other gaming	8,625,667	9,235,038
Other	26,109,070	23,265,365

	$136,527,049	$133,293,224

4. DEBT

On July 24, 2007, we were notified by the Trustee under the Indenture covering our $400.0 million 7.50% Senior Notes (Notes), that as a result of not filing with the SEC and delivering to the Trustee our Form 10-K for the year ended December 31, 2006 within the time frame set forth in the rules and regulations of the SEC, the Trustee, upon direction of a majority of the Note Holders, declared the unpaid principal and interest on the Notes due and payable immediately. On August 29, 2007 we entered into a Stipulation of Settlement with U.S. Bank, National Association, Indenture Trustee under our $400.0 million Senior Notes and certain note holders whereby the previous acceleration of the Senior Notes was rescinded and annulled. In connection with the settlement, we agreed to commence an exchange offering on or before October 1, 2007 to exchange the Senior Notes for Senior Exchange Notes (New Notes) with an interest rate of 9.5%, an option for the Company to redeem the New Notes at 1% above par from October 29, 2007 to February 29, 2009 and an option for the note holders to redeem the New Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the Senior Notes being exchanged. We also agreed to pay certain fees and costs and dismissed the pending litigation we had previously instituted against the Indenture Trustee and certain note holders. As a result of the exchange, we recorded charges during the third quarter of 2007 of $7.9 million, included in interest expense, for deferred loan costs previously being amortized over the term of the 7.5% notes and $3.0 million, included in other income/expense, related to the payment of a consent fee. In connection with issuing the New Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the New Notes be redeemed by the Note Holders, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance.

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate plus a financing spread, 2.0% and 0.75%, respectively, at September 30, 2007. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at September 30, 2007. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133, as amended. These swaps mirror the terms of the underlying debt and reset using the same index and terms. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value will be reflected as other income/expense in the consolidated financial statements. A non-cash loss associated with these swaps of approximately $1.6 million is reflected in the quarter ended September 30, 2007.

In December 2004, we entered into a $450.0 million bank credit facility consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. In November 2006, we utilized proceeds from the Joe’s Crab Shack sale to pay down approximately $109.5 million on the term loan, leaving a balance outstanding of approximately $37.8 million, as of December 31, 2006. The term loan was repaid in September 2007. The revolving credit facility matures in December 2009. The revolving credit facility bears interest at Libor or the bank’s base rate plus a financing spread, 1.50% for Libor and 0.50% for base rate borrowings at September 30, 2007. In addition, the revolving credit facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement. We and certain of our 100% owned guarantor subsidiaries granted liens on substantially all real and personal property as security under the bank credit facility.

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

In connection with the 7.5% senior notes due December 2014, we entered into two interest swap agreements aggregating $100.0 million notional value with the objective of managing our exposure to interest rate risk. Prior to the agreement to issue New Notes, these interest rate swap agreements qualified as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the Exchange Offer, these swaps are no longer considered effective hedges and the change in their fair value will be recorded in other income/expense. The aggregate estimated fair value of these swaps at September 30, 2007 was a liability of $1.3 million, which is included in other liabilities on our consolidated balance sheet and a corresponding amount has been recognized as other expense in the quarter ended September 30, 2007.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2007, our average interest rate was 8.44% and on floating-rate debt was 7.37%, we had approximately $14.3 million in letters of credit outstanding, and our available capacity was $188.7 million.

Long-term debt is comprised of the following:

	September 30, 2007	December 31, 2006
$300.0 million Bank Syndicate Credit Facility, Libor + 1.50% interest only, due December 2009	$97,000,000	$71,771,982
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $97,000 principal paid quarterly, due December 2010	—	37,832,754
$400.0 million Senior Notes, 7.5% interest only, due December 2014	400,000,000	400,000,000
$50.0 million revolving credit facility, Libor + 2.0%, due June 2013	—	—
$330.0 million First Lien Term Loan, Libor +2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2014	210,000,000	—
$165.0 million Second Lien Term Loan, Libor +3.25%, interest only, due December 2014	165,000,000	—
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,679,160	10,826,014
Other long-term notes payable with various interest rates, principal and interest paid monthly	56,440	230,047
$155.0 million GN senior secured notes, 8.75% interest only, due December 2011	—	158,391,867
$43.0 million GN senior secured revolving credit facility, Libor + 2.0%, interest only, due January 2009	—	29,802,331
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000
Interest rate swaps	—	(1,650,676)

Total debt	886,735,600	711,204,319
Less current portion	255,513	748,122

Long-term portion	$886,480,087	$710,456,197

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$(3,202,369)	$5,977,402	$28,196,149	$29,559,398
Loss from discontinued operations, net of taxes	(1,130,291)	(35,927,075)	(3,469,920)	(42,964,127)

Net income (loss)	$(4,332,660)	$(29,949,673)	$24,726,229	$(13,404,729)
Weighted average common shares outstanding—basic	17,650,000	21,350,000	19,850,000	21,350,000
Dilutive common stock equivalents (1):
Stock options	—	620,000	500,000	620,000
Restricted stock	—	30,000	50,000	30,000

Weighted average common and common share equivalents outstanding—diluted	17,650,000	22,000,000	20,400,000	22,000,000
Earnings (loss) per share—basic
Income (loss) from continuing operations	$(0.18)	$0.28	$1.42	$1.38
Loss from discontinued operations, net of taxes	(0.07)	(1.68)	(0.17)	(2.01)

Net income (loss)	$(0.25)	$(1.40)	$1.25	$(0.63)

Earnings (loss) per share—diluted
Income (loss) from continuing operations	$(0.18)	$0.27	$1.38	$1.34
Loss from discontinued operations, net of taxes	(0.07)	(1.63)	(0.17)	(1.95)

Net income (loss)	$(0.25)	$(1.36)	$1.21	$(0.61)

(1)	Dilutive common stock equivalents, consisting of 465,000 stock options and 60,000 restricted shares, are not included for the three months ended September 30, 2007, as inclusion would be anti-dilutive.

During the nine months ended September 30, 2007 we purchased approximately 5.5 million shares of our common stock to be held in treasury.

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

Total stock-based compensation expense, which includes both stock options and restricted stock, totaled $1.1 million and $1.3 million, for the three months ended September 30, 2007 and 2006, respectively, and $3.7 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

During the quarter ended March 31, 2007, we awarded 103,335 shares of restricted stock with an aggregate value at their date of grant of $3.2 million, which primarily vest over a period of ten years. During the three months ended September 30, 2007, we awarded 4,000 shares of restricted stock with an aggregate value at their date of grant of $0.1 million and vest over a period of two years.

7. INCOME TAXES

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. In connection with the adoption of FIN 48, we recognized an increase of approximately $1.0 million to our tax reserves for uncertain positions, which was accounted for as a reduction to retained earnings as of January 1, 2007. As of January 1, 2007, we had approximately $8.4 million of unrecognized tax benefits, including $1.7 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. There were no material changes in unrecognized benefits for the period ended September 30, 2007.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and local income tax matters have been concluded for years through 2002. The Internal Revenue Service has begun an audit of our consolidated federal income tax returns for the years ended December 31, 2004 and December 31, 2005. There have been no material issues identified to date.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

8. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of September 30, 2007, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $4.9 million, including completion of construction on certain new restaurants. In addition, we expect to spend an estimated $81.2 million for the renovation of the Golden Nugget – Las Vegas during the next twelve months.

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

Other Commitments

Our casino employees at the Golden Nugget in Las Vegas, Nevada that are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under our obligation to these plans, we recorded expenses of $2.4 million and $2.1 million for the three months ended September 30, 2007 and 2006 and $6.8 million and $6.4 million for the nine months ended September 30, 2007 and 2006, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On August 21, 2006 and subsequently amended on January 5, 2007, a purported shareholder derivative action entitled Albert D. Hulliung, derivatively on Behalf of Nominal Defendant Landry’s Restaurants, Inc. was brought against certain members of our Board of Directors and certain of our current and former executive officers in the District Court of Harris County, Texas. The lawsuit alleges breach of fiduciary duties, unjust enrichment and other violations of law relating to the Company’s historical stock option practices. Plaintiff seeks to recover damages in the favor of the Company for damages sustained by the Company, disgorgement of profits, and attorney’s fees and expenses. The Company has formed an independent special committee (the Special Litigation Committee) of the Board of Directors to investigate the allegations and has filed a motion with the court to stay the proceedings pending the outcome of the investigation. The Special Litigation Committee is made up of the same directors and is represented by the same independent counsel that conducted the investigation of the Company’s option granting processes. The Special Litigation Committee has completed its investigation and has recommended to the court that the matter be dismissed. In view of the findings in that investigation, the Company does not expect the results of this litigation to be material.

We are subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Restaurant and Hospitality	$239,176,894	$235,767,221	$696,741,126	$679,349,611
Gaming	62,701,218	51,441,914	199,967,218	170,285,260

Total	$301,878,112	$287,209,135	$896,708,344	$849,634,871

Unit level profit:
Restaurant and Hospitality	$46,355,865	$44,264,859	$135,556,457	$132,962,714
Gaming	12,975,860	8,017,778	50,511,372	36,859,282

Total	$59,331,725	$52,282,637	$186,067,829	$169,821,996

Depreciation, amortization and impairment:

Restaurant and Hospitality	$12,201,017	$16,888,964	$35,890,825	$38,514,593
Gaming	4,600,413	3,014,108	13,493,622	8,713,415

Total	$16,801,430	$19,903,072	$49,384,447	$47,228,008

Income (loss) before taxes:
Unit level profit	$59,331,725	$52,282,637	$186,067,829	$169,821,996
Depreciation, amortization and impairment	16,801,430	19,903,072	49,384,447	47,228,008
General and administrative	14,403,271	13,557,654	43,911,732	41,396,633
Pre-opening expenses	1,112,400	1,798,514	3,286,652	5,050,490
Interest expense, net	25,187,357	12,438,479	52,248,522	36,662,827
Other expenses (income)	8,408,254	(55,252)	(3,718,411)	(1,108,819)

Income (loss) from continuing operations before taxes	$(6,580,987)	$4,640,170	$40,954,887	$40,592,857

			September 30, 2007	December 31, 2006
Segment assets:
Restaurant and Hospitality			$751,355,877	$756,619,394
Gaming			552,021,333	495,962,913
Corporate and other (1)			220,019,191	212,329,644

			$1,523,396,401	$1,464,911,951

(1)	Includes intersegment eliminations and assets and liabilities related to discontinued operations

10. SUPPLEMENTAL GUARANTOR INFORMATION

In December 2004, we issued, in a private offering, $400.0 million of 7.5% senior notes due in 2014 (see “Debt”). In June 2005, substantially all of these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. In August 2007, we agreed to exchange these notes in the fourth quarter of 2007 for 9.5% Senior Exchange notes. These notes are fully and unconditionally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

September 30, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,125,348	$8,222,604	$81,339,251	$—	$92,687,203
Accounts receivable - trade and other, net	4,942,464	5,987,544	4,217,012	—	15,147,020
Inventories	13,819,806	12,790,585	4,161,565	—	30,771,956
Deferred taxes	18,113,807	—	3,882,420	—	21,996,227
Assets related to discontinued operations	5,638,912	2,471,403	—	—	8,110,315
Other current assets	1,844,092	3,573,028	5,849,288	—	11,266,408

Total current assets	47,484,429	33,045,164	99,449,536	—	179,979,129

PROPERTY AND EQUIPMENT, net	44,056,086	648,156,109	543,624,555	—	1,235,836,750
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,501,733	69,445	37,568,251	—	39,139,429
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	830,362,413	(151,611,767)	(198,778,213)	(479,972,433)	—
OTHER ASSETS, net	26,956,172	942,765	22,014,609	—	49,913,546

Total assets	$950,360,833	$549,129,263	$503,878,738	$(479,972,433)	$1,523,396,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,464,348	$20,692,398	$15,813,793	$—	$69,970,539
Accrued liabilities	32,487,864	65,483,986	38,555,199	—	136,527,049
Income taxes payable	7,874,287	—	1,307,639	—	9,181,926
Current portion of long-term debt and other obligations	56,439	—	199,074	—	255,513
Liabilities related to discontinued operations	—	2,945,877	—	—	2,945,877

Total current liabilities	73,882,938	89,122,261	55,875,705	—	218,880,904

LONG-TERM NOTES, NET OF CURRENT PORTION	497,000,000	—	389,480,087	—	886,480,087
DEFERRED TAXES	—	—	8,332,487	(8,332,487)	—
OTHER LIABILITIES	24,184,604	12,125,509	26,432,006	—	62,742,119

Total liabilities	595,067,542	101,247,770	480,120,285	(8,332,487)	1,168,103,110

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	355,293,291	447,881,493	23,758,453	(471,639,946)	355,293,291

Total liabilities and stockholders’ equity	$950,360,833	$549,129,263	$503,878,738	$(479,972,433)	$1,523,396,401

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Entity
REVENUES	$340,437	$228,706,801	$72,830,874	$—	$301,878,112
OPERATING COSTS AND EXPENSES
Cost of revenues	—	61,951,557	5,891,634	—	67,843,191
Labor	—	69,021,060	30,608,298	—	99,629,358
Other operating expenses	(354,595)	53,958,182	21,470,251	—	75,073,838
General and administrative expenses	14,403,271	—	—	—	14,403,271
Depreciation and amortization	1,130,309	10,384,957	5,286,164	—	16,801,430
Asset impairment expense	—	—	—	—	—
Preopening expenses	—	694,516	417,884	—	1,112,400

Total operating costs and expenses	15,178,985	196,010,272	63,674,231	—	274,863,488

OPERATING INCOME (LOSS)	(14,838,548)	32,696,529	9,156,643	—	27,014,624
OTHER EXPENSES (INCOME)
Interest expense, net	17,791,850	—	7,395,507	—	25,187,357
Other, net	6,514,341	4,869	1,889,044	—	8,408,254

	24,306,191	4,869	9,284,551	—	33,595,611

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(39,144,739)	32,691,660	(127,908)	—	(6,580,987)
PROVISION (BENEFIT) FOR INCOME TAXES	(14,506,679)	11,188,086	(60,025)	—	(3,378,618)

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER TAXES	(24,638,060)	21,503,574	(67,883)	—	(3,202,369)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	(1,130,291)	—	—	(1,130,291)
EQUITY IN EARNINGS OF SUBSIDIARIES	20,305,400	—	—	(20,305,400)	—

NET INCOME (LOSS)	$(4,332,660)	$20,373,283	$(67,883)	$(20,305,400)	$(4,332,660)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$949,217	$221,571,920	$64,687,998	$—	$287,209,135
OPERATING COSTS AND EXPENSES:
Cost of revenues	—	61,150,312	5,791,889	—	66,942,201
Labor	—	64,635,059	29,060,645	—	93,695,704
Other operating expenses	1,006,273	53,501,841	19,780,479	—	74,288,593
General and administrative expenses	13,557,654	—	—	—	13,557,654
Depreciation and amortization	973,934	9,877,502	3,826,032	—	14,677,468
Asset impairment expense	145,409	5,080,195	—	—	5,225,604
Pre-opening expenses	—	74,103	1,724,411	—	1,798,514

Total operating costs and expenses	15,683,270	194,319,012	60,183,456	—	270,185,738

OPERATING INCOME (LOSS)	(14,734,053)	27,252,908	4,504,542	—	17,023,397
OTHER EXPENSES (INCOME):
Interest expense, net	9,000,354	(393,207)	3,831,332	—	12,438,479
Other, net	(370,362)	22,328	292,782	—	(55,252)

	8,629,992	(370,879)	4,124,114	—	12,383,227

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(23,364,045)	27,623,787	380,428	—	4,640,170
PROVISION (BENEFIT) FOR INCOME TAXES	(10,577,854)	8,983,703	256,919		(1,337,232)

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(12,786,191)	18,640,084	123,509	—	5,977,402
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(5,406,169)	(30,520,906)	—	—	(35,927,075)
EQUITY IN EARNINGS OF SUBSIDIARIES	(11,757,313)	—	—	11,757,313	—

NET INCOME (LOSS)	$(29,949,673)	$(11,880,822)	$123,509	$11,757,313	$(29,949,673)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated Entity
REVENUES	$1,294,830	$668,482,070	$226,931,444	$—	$896,708,344
OPERATING COSTS AND EXPENSES
Cost of revenues	—	182,413,783	17,122,442	—	199,536,225
Labor	—	199,155,154	88,876,826	—	288,031,980
Other operating expenses	182,164	156,950,208	65,939,938	—	223,072,310
General and administrative expenses	43,911,732	—	—	—	43,911,732
Depreciation and amortization	3,472,357	30,369,350	15,542,740	—	49,384,447
Asset impairment expense	—	—	—	—	—
Preopening expenses	—	2,384,108	902,544	—	3,286,652

Total operating costs and expenses	47,566,253	571,272,603	188,384,490	—	807,223,346

OPERATING INCOME (LOSS)	(46,271,423)	97,209,467	38,546,954	—	89,484,998
OTHER EXPENSES (INCOME):
Interest expense, net	36,676,731	(506)	15,572,297	—	52,248,522
Other, net	6,587,691	(15,341,144)	5,035,042	—	(3,718,411)

	43,264,422	(15,341,650)	20,607,339	—	48,530,111

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(89,535,845)	112,551,117	17,939,615	—	40,954,887
PROVISION (BENEFIT) FOR INCOME TAXES	(32,257,118)	38,823,878	6,191,978	—	12,758,738

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER TAXES	(57,278,727)	73,727,239	11,747,637	—	28,196,149
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(119,204)	(3,350,716)	—	—	(3,469,920)
EQUITY IN EARNINGS OF SUBSIDIARIES	82,124,160	—	—	(82,124,160)	—

NET INCOME (LOSS)	$24,726,229	$70,376,523	$11,747,637	$(82,124,160)	$24,726,229

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine Months Ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$2,872,887	$647,601,133	$199,160,851	$—	$849,634,871
OPERATING COSTS AND EXPENSES:
Cost of revenues	—	178,593,479	15,495,746	—	194,089,225
Labor	—	190,274,819	84,014,661	—	274,289,480
Other operating expenses	2,265,678	150,470,433	58,698,059	—	211,434,170
General and administrative expenses	41,396,598	181	(146)	—	41,396,633
Depreciation and amortization	2,707,136	29,126,955	10,168,313	—	42,002,404
Asset impairment expense	145,409	5,080,195	—	—	5,225,604
Pre-opening expenses	—	2,658,156	2,392,334	—	5,050,490

Total operating costs and expenses	46,514,821	556,204,218	170,768,967	—	773,488,006

OPERATING INCOME (LOSS)	(43,641,934)	91,396,915	28,391,884	—	76,146,865
OTHER EXPENSES (INCOME):
Interest expense, net	26,059,519	(844,378)	11,447,686	—	36,662,827
Other, net	(770,164)	(1,281,255)	942,600	—	(1,108,819)

	25,289,355	(2,125,633)	12,390,286	—	35,554,008

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(68,931,289)	93,522,548	16,001,598	—	40,592,857
PROVISION (BENEFIT) FOR INCOME TAXES	(12,683,034)	18,460,810	5,255,683	—	11,033,459

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(56,248,255)	75,061,738	10,745,915	—	29,559,398
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(16,324,519)	(26,639,608)	—	—	(42,964,127)
EQUITY IN EARNINGS OF SUBSIDIARIES	59,168,045	—	—	(59,168,045)	—

NET INCOME (LOSS)	$(13,404,729)	$48,422,130	$10,745,915	$(59,168,045)	$(13,404,729)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine months ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,726,229	$70,376,523	$11,747,637	$(82,124,160)	$24,726,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,472,357	30,555,007	15,530,689	—	49,558,053
Asset impairment expense	375,000	2,943,295	—	—	3,318,295
(Gain) loss on disposition of assets	39,402	(15,183,336)	(3,557,335)	—	(18,701,269)
Changes in assets & liabilities, net and other	142,169,117	(81,736,372)	(112,358,140)	84,241,524	32,316,129

Total Adjustments	146,055,876	(63,421,406)	(100,384,786)	84,241,524	66,491,208

Net cash provided by (used in) operating activities	170,782,105	6,955,117	(88,637,149)	2,117,364	91,217,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(3,234,319)	(29,736,471)	(48,940,840)	—	(81,911,630)
Proceeds from disposition of property and equipment	5,227,850	21,021,038	15,995,061	—	42,243,949
Purchase of marketable securities	(5,331,308)	—	—	—	(5,331,308)
Sale of marketable securities	6,609,512	—	—	—	6,609,512

Net cash provided by (used in) investing activities	3,271,735	(8,715,433)	(32,945,779)	—	(38,389,477)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock for treasury	(154,103,310)	—	—	—	(154,103,310)
Proceeds from exercise of stock options	2,720,863	—	—	—	2,720,863
Payments of debt and related expenses	(37,864,627)	—	(155,288,587)	—	(193,153,214)
Financing proceeds	—	—	375,000,000	—	375,000,000
Debt issuance costs	(3,754,086)	—	(10,390,289)	—	(14,144,375)
Payments on credit facility	(141,771,982)	—	(41,618,109)	—	(183,390,091)
Proceeds from credit facility	167,000,000	—	11,815,778	—	178,815,778
Dividends paid	(3,155,350)	—	—	—	(3,155,350)

Net cash provided by (used in) financing activities	(170,928,492)	—	179,518,793	—	8,590,301

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,125,348	(1,760,316)	57,935,865	2,117,364	61,418,261
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	9,982,920	23,403,386	(2,117,364)	31,268,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,125,348	$8,222,604	$81,339,251	$—	$92,687,203

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine Months Ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,404,729)	$48,422,130	$10,745,915	$(59,168,045)	$(13,404,729)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,705,068	43,915,913	10,151,296	—	56,772,277
Asset Impairment expense	2,290,352	70,037,945	—	—	72,328,297
Gain on disposition of assets	(1,337,506)	—	—	—	(1,337,506)
Changes in assets & liabilities, net and other	(66,581,016)	(100,600,018)	103,627,148	59,168,045	(4,385,841)

Total Adjustments	(62,923,102)	13,353,840	113,778,444	59,168,045	123,377,227

Net cash provided (used) by operating activities	(76,327,831)	61,775,970	124,524,359	—	109,972,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	16,233,180	(64,886,264)	(116,202,923)	—	(164,856,007)
Proceeds from disposition of property and equipment	—	1,450,000	2,941,896	—	4,391,896
Purchase of marketable securities	—	—	—	—	—
Sale of marketable securities	—	—	—	—	—
Business acquisitions and related payments, net of cash acquired	—	—	(7,860,857)	—	(7,860,857)

Net cash provided (used) in investing activities	16,233,180	(63,436,264)	(121,121,884)	—	(168,324,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock for treasury	—	—	—	—	—
Proceeds from exercise of stock options	354,189	—	—	—	354,189
Payments of debt and related expenses	(1,163,929)	—	(260,555)	—	(1,424,484)
Payments on credit facility	(68,000,000)	—	(47,309,586)	—	(115,309,586)
Proceeds from credit facility	121,000,000	—	41,304,898	—	162,304,898
Dividends paid	(3,286,588)	—	—	—	(3,286,588)

Net cash provided (used) in financing activities	48,903,672	—	(6,265,243)	—	42,638,429

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,190,979)	(1,660,294)	(2,862,768)	—	(15,714,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,655,367	10,372,914	25,187,281	—	39,215,562

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(7,535,612)	$8,712,620	$22,324,513	$—	$23,501,521

LANDRY’S RESTAURANTS, INC.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations have been excluded from this discussion.

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants. As of September 30, 2007, we operated 179 such restaurants as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada. We are in the business of operating restaurants and other hospitality and entertainment activities.

During 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units. During 2007, several additional locations were added to our disposal plan. The results of operations for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income for all periods presented.

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

We have many well established competitors with greater financial resources, larger marketing and advertising budgets, and longer histories of operation than ours, including competitors already established in regions where we are planning to expand, as well as competitors planning to expand in the same regions. We face significant competition from other casinos in the markets in which we operate and from other mid-priced, full-service, casual dining restaurants offering or promoting seafood and other types and varieties of cuisine. Our competitors include national, regional, and local chains as well as local owner-operated restaurants. We also compete with other restaurants and retail establishments for restaurant sites. We intend to pursue an acquisition strategy should we be successful in obtaining permanent financing to replace our Senior Notes.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding: potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries; future capital expenditures, including the amount and nature thereof; potential divestitures of restaurants, restaurant concepts and other operations or lines of business, business strategy and measures to implement such strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; the effectiveness of our marketing efforts; changing demographics surrounding our restaurants, hotels and casinos; the effect of changes in tax laws; actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses; our expectations of the continued availability and cost of capital resources; same store sales; earnings guidance; our ability to obtain long term financing; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success; the risks described in “Risk Factors.”

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	22.5%	23.3%	22.3%	22.8%
Labor	33.0%	32.6%	32.1%	32.3%
Other operating expenses (1)	24.9%	25.9%	24.9%	24.9%

Unit Level Profit (1)	19.6%	18.2%	20.7%	20.0%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues increased $14,668,977, or 5.1%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Restaurant and hospitality revenues increased $3,409,673, or 1.4%, as a result of the following approximate amounts: new restaurant openings—increase $6.5 million; same store sales (restaurants open all of the third quarter of 2007 and 2006) – increase $0.4 million; restaurant closings-decrease $2.3 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of September 30, 2007 and 2006 were 179 and 183, respectively.

Gaming revenues increased $11,259,304, or 21.9%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, as a result of improved table games activity and slot hold and win as well increased hotel occupancy, average room rates, and food and beverage sales compared with the prior year period.

Cost of revenues increased $900,990, or 1.3%, in the three months ended September 30, 2007, compared to the same period in the prior year primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the three months ended September 30, 2007 decreased slightly to 22.5% from 23.3% in 2006 as gaming revenues, which are generally derived from lower cost of revenues, made up a larger portion of total revenues.

Labor expense increased $5,933,654, or 6.3%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the three months ended September 30, 2007 increased to 33.0% from 32.6% in 2006. Labor increased as a percentage of revenues primarily due to higher restaurant labor costs.

Other operating expenses increased $785,245, or 1.1%, for the three months ended September 30, 2007, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 24.9% in 2007 from 25.9% in 2006 primarily as a result of lower restaurant and hospitality advertising expense.

General and administrative expenses increased $845,617, or 6.2%, for the three months ended September 30, 2007 as compared to the prior year, and increased as a percentage of revenues to 4.8% in 2007 from 4.7% in 2006. This increase is primarily attributable to higher professional fees incurred in connection with our voluntary internal review of our historical stock option granting practices, completed in the third quarter of 2007.

Depreciation and amortization expense increased by $2,123,962, or 14.5%, compared to the same period in the prior year. The increase for 2007 was primarily due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Pre-opening expenses were $1,112,400 for the three months ended September 30, 2007 compared to $1,798,514 for the same period in 2006. Pre-opening expenses fluctuate based on both the number and type of openings completed each period.

The increase in net interest expense for the three months ended September 30, 2007, as compared to the prior year, is due to increased debt levels associated with the Golden Nugget refinancing and higher average borrowing rates as compared to the prior year period as well as a $7.9 million charge for deferred loan costs written off as a result of the Senior Note exchange.

Other expense was $8,408,254 for the three months ended September 30, 2007 compared to income of $55,252 for the three months ended September 30, 2006. Other expense in the current period primarily related to expenses associated with exchanging the 7.5% Senior Notes for 9.5% Senior Notes and charges related to interest rate swaps.

An income tax benefit of $3,378,618 was recorded for the three months ended September 30, 2007 compared to a benefit of $1,337,232 for the same period in the prior year.

The after tax loss from discontinued operations was $1,130,291 for the three months ended September 30, 2007, primarily related to impairments and other operating charges on assets in the disposal plan. The after tax loss from discontinued operations for the three months ended September 30, 2006 was $35,927,075, which was due largely due to charges taken of $55.8 million relating to asset impairment, lease termination and store closure costs.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues increased $47,073,473, or 5.5%, for the nine months ended September 30, 2007 compared to the same period in the prior year.

Restaurant and hospitality revenues increased $17,391,515, or 2.6%, as a result of the following approximate amounts: new restaurant openings—increase $27.3 million; same store sales (restaurants open all nine months of 2007 and 2006) – increase $2.2 million; restaurant closings-decrease $8.4 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of September 30, 2007 and 2006 were 179 and 183, respectively.

Gaming revenues increased $29,681,958, or 17.4%, for the nine months ended September 30, 2007 compared with the same period in the prior year as a result of improved table games activity and slot hold and win as well increased hotel occupancy, average room rates, and food and beverage sales.

Cost of revenues increased $5,447,000, or 2.8%, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the nine months ended September 30, 2007 decreased to 22.3% from 22.8% in 2006, as gaming revenues, which are generally derived from a lower cost of revenues, made up a larger portion of total revenues.

Labor expense increased $13,742,500, or 5.0%, for the nine months ended September 30, 2007, compared to the same period in the prior year, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the nine months ended September 30, 2007 decreased slightly to 32.1% from 32.3% in 2006. Labor decreased as a percentage of revenues primarily due to leverage on increased gaming revenues.

Other operating expenses increased $11,638,140, or 5.5%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, principally as a result of increased revenues. Such expenses as a percentage of revenues were 24.9% in 2007 and 2006. Higher rent and insurance costs were offset by reduced restaurant and hospitality advertising expenses in 2007 compared to 2006.

General and administrative expenses increased $2,515,099, or 6.1%, for the nine months ended September 30, 2007 as compared to the prior year, while as a percentage of revenues remained stable at 4.9% in 2007 and 2006. The increase is primarily attributable to professional fees incurred in connection with our voluntary internal review of our historical stock option granting practices, completed in the third quarter of 2007. These increases more than offset reductions in corporate overhead associated with the sale of 120 Joe’s Crab Shack restaurants in November 2006.

Depreciation and amortization expense increased by $7,382,043, or 17.6%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase for 2007 was due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Pre-opening expenses were $3,286,652 for the nine months ended September 30, 2007 compared to $5,050,490 for the same period in the prior year. Pre-opening expenses fluctuate based on both the number and type of openings completed each period.

The increase in net interest expense for the nine months ended September 30, 2007, as compared to the prior year, is due to higher average borrowing rates as compared to the prior year period as well as a $7.9 million charge for deferred loan costs previously being amortized over the term of the 7.5% Senior Notes. The 7.5% Senior Notes were exchanged for 9.5% Senior Notes as a result of a settlement with the note holders.

Other income was $3,718,411 for the nine months ended September 30, 2007 compared to $1,108,819 for the nine months ended September 30, 2006. Other income in 2007 primarily relates to gains on the disposition of property in Biloxi, MS and investments held for sale, as well as a $15.1 million gain realized on the sale of a single restaurant location. According to the terms of the sale, we will pay the buyer approximately $2.6 million over the next 30 months in return for continuing to operate the restaurant. These gains were offset by expenses associated with exchanging the 7.5% Senior Notes for 9.5% Senior Notes, charges related to interest rate swaps and call premiums and expenses associated with refinancing the Golden Nugget debt. Other income during the nine months ended September 30, 2006 primarily related to the gain on the sale of a restaurant property.

The provision for income taxes increased due to the change in our pre-tax income during the periods and an increase in our effective tax rate of 31.2% for the nine months ended September 30, 2007 compared to 27.2% for the same period in the prior year.

The after tax loss from discontinued operations was $3,469,920 for the nine months ended September 30, 2007, primarily related to impairment and other operating charges on assets in the disposal plan. The after tax loss from discontinued operations for the nine months ended September 30, 2006 was $42,964,127, which was due largely due to charges taken of $55.8 million relating to asset impairment, lease termination and store closure costs.

Liquidity and Capital Resources

On July 24, 2007, we were notified by the Trustee under the Indenture covering our $400.0 million 7.50% Senior Notes (Notes), that as a result of not filing with the SEC and delivering to the Trustee our Form 10-K for the year ended December 31, 2006 within the time frame set forth in the rules and regulations of the SEC, the Trustee, upon direction of a majority of the Note Holders, declared the unpaid principal and interest on the Notes due and payable immediately. On August 29, 2007 we entered into a Stipulation of Settlement with U.S. Bank, National Association, Indenture Trustee under our $400.0 million Senior Notes and certain note holders whereby the previous acceleration of the Senior Notes was rescinded and annulled. In connection with the settlement, we agreed to commence an exchange offering on or before October 1, 2007 to exchange the Senior Notes for Senior Exchange Notes (New Notes) with an interest rate of 9.5%, an option for the Company to redeem the New Notes at 1% above par from October 29, 2007 to February 29, 2009 and an option for the note holders to redeem the New Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the Senior Notes being exchanged. We also agreed to pay certain fees and costs and dismissed the pending litigation we had previously instituted against the Indenture Trustee and certain note holders. As a result of the exchange, we recorded charges during the third quarter of 2007 of $7.9 million, included in interest expense, for deferred loan costs previously being amortized over the term of the 7.5% notes and $3.0 million, included in other income/expense, related to the payment of a consent fee. In connection with issuing the New Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the New Notes be redeemed by the Note Holders, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance. As a result of the settlement, we anticipate refinancing the New Notes in 2008. Given the uncertainty and volatility in the credit markets, there is no assurance we will obtain new financing on favorable terms.

On June 14, 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (“Golden Nugget”), completed a new $545.0 million Credit Facility consisting of a $330.0 million first lien term loan which includes a $120.0 million delayed draw component to finance the construction expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada, plus a $50.0 million revolving credit facility, and a $165.0 million second lien term loan with terms ranging from 6 to 7 years. The first lien term loan bears interest at Libor or the Bank’s base rate, plus a financing spread, 2.0% for Libor and 0.75% for base rate borrowings. In addition, the Credit Facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw term loan. The financing spread and commitment fee for the revolving credit facility increases or decreases depending on the leverage ratio as defined in the Credit Facility. The second lien term facility bears interest at Libor or the Bank’s base rate, plus a financing spread, 3.25% for Libor and 2.0% for base rate borrowings. The second lien term facility matures on December 31, 2014. Both the first and second lien term loans are subject to customary banking covenants and conditions, including minimum EBITDA, interest charge and financial leverage ratios, limitations on acquisitions, debt, investments and other restricted payments as defined in the Credit Facility, plus certain restrictions and conditions to access funds under the $120.0 million delayed draw term loan to finance the construction expansion. The Credit Facility provides for the payment of a one-time dividend of up to $187.5 million to the Company or a designated subsidiary of the Company representing repayment of amounts previously expended on the Golden Nugget. The $187.5 million will be available for acquisitions, debt repayment, stock repurchases and general corporate purposes.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value will be reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash loss of approximately $1.6 million is reflected in the quarter ended September 30, 2007.

On September 27, 2005, we acquired all of the capital stock of Golden Nugget for $163.0 million in cash, assumption of $155.0 million in 8.75% senior secured notes due 2011, assumption of $27.0 million in bank debt due 2009 and assumption of working capital, including $27.5 million in cash. The purchase price was funded from cash on hand and our revolving credit facility.

In December 2004, we refinanced our then existing revolving credit facility and existing senior notes by entering into a new five year $300.0 million Bank Credit Facility and a six year $150.0 million Term Loan. In November 2006 we utilized proceeds from the Joe’s sale to pay down approximately $109.5 million on the term loan, leaving a balance outstanding of approximately $37.8 million as of December 31, 2006. We repaid the remaining balance of the Term Loan in the third quarter of 2007. The Bank Credit Facility matures in December 2009. Interest on the Bank Credit Facility is payable monthly or quarterly at Libor or the bank’s base rate plus a financing spread. The financing spread under the Bank Credit Facility at September 30, 2007 was 1.5% and 0.5% for Libor and base rate borrowings, respectively. As of September 30, 2007, we had approximately $188.7 million available under the existing revolving credit facility for expansion and working capital purposes.

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

Capital expenditures for the nine months ended September 30, 2007 were $81.9 million, including $2.6 million for land purchases and $47.1 million for the Golden Nugget renovation. We expect capital expenditures to be approximately $34.1 million for the remainder of the year primarily for the renovation and expansion of the Golden Nugget and new restaurants. Treasury stock repurchases for the nine months ended September 30, 2007 totaled $158.9 million.

As a primary result of our 2007 refinancing and the New Notes, we have incurred higher interest expense. We expect to incur additional interest expense in the future as we continue the Golden Nugget expansion. We plan on constructing a 500-room hotel tower at the Golden Nugget – Las Vegas which we expect to complete by 2010 at an estimated cost of $150.0 million, funded primarily by the delayed draw term loan.

We have entered into two interest rate swap agreements, with an aggregate notional value of $100.0 million, with the objective of managing our exposure to interest rate risk and lowering interest expense. We swapped the fixed interest rate of the senior notes due 2014 for floating interest rates equal to six month Libor plus a financing spread between 2.34% and 2.38%. As a result of exchanging the Senior Notes, these interest rate swaps are no longer designated as hedges under SFAS 133.

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

Interest Rate Risk

Total debt at September 30, 2007 included $197.0 million of floating-rate debt attributed to borrowings at an average interest rate of 7.37%. As a result, our annual interest cost in 2007 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.7%) would be approximately $1.5 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2007; however, there are no assurances that possible rate changes would be limited to such amounts.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin with the objective of limiting our exposure to increases in interest rates.

In connection with the 7.5% senior notes due 2014, we entered into interest rate swap agreements with a total notional value of $100.0 million. As a result of the exchange offer, these swaps are no longer considered effective hedges.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2007 as discussed in our Form 10-K for the year ended December 31, 2006. During the nine months ended September 30, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 21, 2006 and subsequently amended on January 5, 2007, a purported shareholder derivative action entitled Albert D. Hulliung, derivatively on Behalf of Nominal Defendant Landry’s Restaurants, Inc. was brought against certain members of our Board of Directors and certain of our current and former executive officers in the District Court of Harris County, Texas. The lawsuit alleges breach of fiduciary duties, unjust enrichment and other violations of law relating to the Company’s historical stock option practices. Plaintiff seeks to recover damages in the favor of the Company for damages sustained by the Company, disgorgement of profits, and attorney’s fees and expenses. The Company has formed an independent special committee (the Special Litigation Committee) of the Board of Directors to investigate the allegations and has filed a motion with the court to stay the proceedings pending the outcome of the investigation. The Special Litigation Committee is made up of the same directors and is represented by the same independent counsel that conducted the investigation of the Company’s option granting processes. The special litigation committee has completed its investigation and has recommended to the court that the matter be dismissed. In view of the findings in that investigation, the Company does not expect the results of this litigation to be material.

We are subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

Except as provided below, there have been no material changes to the Risk Factors disclosed in our 2006 Annual Report on Form 10-K. In response to higher insurance costs for our property and casualty coverage due to our large concentration of coastal properties, we continue to maintain reduced aggregate insurance policy limits and we purchased individual windstorm policies for the majority of our operating units located along the Texas gulf coast. There is no assurance that we will have adequate insurance coverage to recover losses that may result from a catastrophic event. In connection with the court settlement with our senior note holders, we may be required to redeem the $400.0 million in senior notes upon no more than 60 and no less than 30 days notice beginning February 28, 2009. As a result, we anticipate refinancing but debt during 2008. Given the uncertainty and volatility in the credit markets, there is no assurance that we will obtain the new financing on favorable terms.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March and July 2007, we authorized an additional $50.0 million and $75.0 million, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 23.1 million shares of common stock for approximately $449.4 million through September 2007.

All repurchases of our common stock during the quarter ended September 30, 2007 were made pursuant to our open market stock repurchase program. We have approximately $21.6 million that may yet be purchased under existing programs. The following table summarizes repurchases of our common stock during the quarter ended September 30, 2007 pursuant to our open market stock repurchase program.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 31, 2007	1,397,981	$29.88	1,397,981	$78,492,964
August 31, 2007	1,061,749	$27.79	1,061,749	$48,991,075
September 30, 2007	977,840	$27.98	977,840	$21,634,671

	3,437,570	$28.69	3,437,570	$21,634,671

ITEM 4.	Submission of Matters to a Vote of Security Holders

On September 27, 2007, the Company held its 2007 Annual Meeting of Stockholders. At such time, the election of directors was submitted to a vote of stockholders through the solicitation of proxies. The following persons were elected to serve on the Board of Directors (“Board”) until the 2008 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Each Director received the following votes:

Director	Votes For	Votes Withheld
Tilman J. Fertitta	13,517,186	1,951,234
Steven L. Scheinthal	13,304,238	2,164,182
Michael S. Chadwick	14,592,603	886,817
Michael Richmond	14,615,701	863,719
Joe Max Taylor	11,562,247	3,906,173
Kenneth Brimmer	14,691,693	787,727

ITEM 6.	Exhibits

The following Exhibits are set forth herein commencing on page 34:

12.1 –	Ratio of Earnings to Fixed Charges

31.1 –	Certification by Chief Executive Officer

31.2 –	Certification by Chief Financial Officer

32 –	Certification with respect to quarterly report of Landry’s Restaurants, Inc.

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

Dated: November 9, 2007