Form 10-K
period 2007-12-31
LANDRYS RESTAURANTS INC
filed 2008-03-17
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐             No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐            No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐            No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2007. $424,400,000. For purposes of the determination of the above stated amount, only Directors and Executive Officers are presumed to be affiliates, but neither the registrant nor any such persons concedes they are affiliates of the registrant.

As of March 6, 2008, there were 16,144,546 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

LANDRY’S RESTAURANTS, INC.

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	potential divestitures of restaurants, restaurant concepts and other operations or lines of business,

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	affect of the offer to acquire all outstanding common shares by Tilman J. Fertitta, Chairman, President and CEO

•	same store sales;

•	earnings guidance;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors.”

ii

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

iii

LANDRY’S RESTAURANTS, INC.

PART I.

ITEM 1.    BUSINESS

General

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full-service, casual dining restaurants, primarily under the names of Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, The Crab House, Charley’s Crab and The Chart House. As of December 31, 2007, we owned and operated over 179 full-service and certain limited-service restaurants in 28 states. Our portfolio of restaurants consists of a broad array of formats, menus and price-points that appeal to a wide range of markets and customer tastes. We offer concepts ranging from upscale steak and seafood restaurants to casual theme-based restaurants. We are also engaged in the ownership and operation of select hospitality businesses including hotel and casino resorts that provide our customers with unique dining, leisure and entertainment experiences, including the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada.

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

During the third quarter of fiscal 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s units. In November 2006, we completed the sale of 120 Joe’s. During 2007, several additional locations were added to our disposal plan.

We will continue to add to our base of restaurants, opening primarily Saltgrass Steak House and Signature Group restaurants (described below). The majority of our remaining new restaurant expansion will be in areas where we are already located so we can take advantage of advertising and other economies of scale, including our existing labor force. In addition, we plan to selectively pursue other hospitality businesses that are complementary to our current operations.

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

Landry’s Division.    The Landry’s Division is comprised of Landry’s Seafood House, The Crab House, Chart House, C.A. Muer restaurants, numerous single brand restaurants and a few distinct concept restaurants that offer an upscale dining experience in a unique and memorable setting that we call our Signature Group. Our Signature Group of restaurants includes Grotto, Pesce, Vic & Anthony’s Steakhouse, Willie G’s Seafood and Steak House, La Griglia and Brenner’s Steakhouse.

•

Landry’s Seafood House.    Landry’s Seafood House is a full-service traditional Gulf Coast seafood restaurant. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, casual atmosphere. The restaurants feature a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. Dinner entree prices range from $6.99 to $34.99, with certain items offered at market price. Lunch entrees range from $5.99 to $18.99. During the year ended December 31, 2007, alcoholic beverage sales accounted for approximately 19.8% of the concept’s total restaurant revenues.

•

The Crab House.    The Crab House is a full-service casual dining seafood restaurant with a casual nautical theme. Many of our The Crab House restaurants feature a fresh seafood salad bar. Dinner entree prices range from $6.99 to $31.99, with certain items offered at market price. Lunch entrees range from $5.99 to $19.99. During the year ended December 31, 2007, alcoholic beverage sales accounted for approximately 13.8% of the concept’s total restaurant revenues.

•

Chart House and C.A. Muer.    The Chart House restaurants and C.A. Muer restaurants, which include restaurants under several trade names, primarily Charley’s Crab, have very long and successful operating histories and provide an upscale full-service dining experience. Located on some of the most scenic properties on the East and West Coasts, many Chart House restaurants, which were founded in 1961, sit on prime waterfront venues. Charley’s Crab restaurants, which were founded in 1964, are generally situated throughout Michigan and Florida, include numerous waterfront locations and have unique architectural details with two restaurants located in renovated historical train stations. Both the Chart House and Charley’s Crab restaurant menus offer an extensive variety of seasonal fresh fish, shrimp, beef and other daily seafood specialties, and several restaurants also offer lunch seating and a Sunday brunch. Chart House dinner entree prices range from $18.99 to $44.99. Charley’s Crab dinner entree prices range from $17.99 to $43.99, with lunch entree prices ranging from $7.99 to $19.99. During the year ending December 31, 2007, alcoholic beverage sales accounted for approximately 22.2% of the Chart House restaurant revenues and 20.9% of the C.A. Muer total restaurant revenues.

Rainforest Cafe.    The Rainforest Cafe restaurants provide full-service casual dining in a visually and audibly stimulating and entertaining rainforest-themed environment that appeal to a broad range of customers. Each Rainforest Cafe consists of a restaurant and a retail village. The restaurant provides an attractive value to customers by offering a full menu of high-quality food and beverage items served in a simulated rainforest complete with thunderstorms, waterfalls and active wildlife. In the retail village, we sell complementary apparel, toys and gifts with the Rainforest Cafe logo in addition to other items reflecting the rainforest theme. Entree prices range from $8.99 to $22.99. During the year ended December 31, 2007, retail sales and alcoholic beverage sales accounted for approximately 21.3% of the concept’s total restaurant revenues. Rainforest Cafe restaurants typically are larger units and generate higher unit volumes than restaurants in our other concepts, and have operating profit margins that are comparable to our other restaurants.

Saltgrass Steak House.    The Saltgrass Steak House restaurants offer full-service casual dining in a Texas-Western theme. Prototype buildings welcome guests into a stone and wood beam ranch house complete with a fireplace and a saloon-style bar. Menu options extend from filet mignon to chicken fried steak to fresh fish to grilled chicken breast. Dinner entree prices range from $8.49 to $26.99 and lunch prices range from $7.99 to $15.99. During the year ended December 31, 2007, alcoholic beverage sales accounted for approximately 12.0% of the concept’s total restaurant revenues.

Specialty Growth Division

Our Specialty Growth Division consists of hospitality and amusement properties that provide ancillary revenue streams and opportunities complementary to our core restaurant business. The Specialty Growth Division includes the following properties:

Kemah Boardwalk—Galveston County, Texas.    Our Specialty Growth Division commenced operations with the 1999 opening of the Kemah Boardwalk, our owned amusement, entertainment and retail complex located on approximately 40 acres in Galveston County’s Kemah, Texas. The Kemah Boardwalk has multiple attractions; including specialty retail shops, a boutique hotel, a marina, and carnival-style rides and games. In August 2007, the Boardwalk Bullet roller coaster opened, which is the largest wooden roller coaster in Texas, towering over 96 feet tall overlooking Galveston Bay. The Kemah Boardwalk’s activities are based upon and complementary to the business and traffic generated at our eight wholly owned and operated high-volume restaurants situated at that location, which include units from most of our core restaurant concepts described above as well as the original Aquarium Restaurant.

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

Tower of the Americas—San Antonio, Texas.    In 2004, we entered into a 15-year lease agreement with the City of San Antonio to renovate and operate the 750-foot landmark Tower of the Americas, a major tourist attraction in San Antonio which also includes a revolving Chart House restaurant, an open air observation deck at the top of the tower, and a Texas-themed 4-D “multi-sensory” theater on the ground level.

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

Yak &Yeti.    In February 2006, we also acquired the majority interest in a new Asian themed restaurant that opened in Disney’s Animal Kingdom Theme Park in November 2007. In a setting reminiscent of a rural Himalayan village, the Asian-Fusion concept offers both full-service table dining and quick service food as well as a retail component offering Asian goods ranging from Sushi plates to chopsticks and fine teapots.

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

•

High-profile locations for restaurants.    We locate a substantial number of our restaurants in markets that provide a balanced mix of tourist, convention, business and residential clientele. We believe that this strategy results in a high volume of new and repeat customers and provides us with increased name recognition in new markets. As of December 31, 2007, we had 71 restaurants that are considered waterfront properties, which we believe is the largest collection of waterfront restaurants of any domestic restaurant company.

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

The following is a summary of our major acquisitions:

Rainforest Cafe (2000).    Since our acquisition of Rainforest Cafe, we have focused on stabilizing this concept’s operations. We have closed unprofitable locations, renegotiated leases, reduced general and administrative expenses and refreshed the concept’s menu with proven menu items from our other concepts. We have also opened new units in high traffic tourist locations.

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

Saltgrass Steak House (2002).    The nearly seamless integration of Saltgrass Steak House restaurants into our systems in late 2002 was highlighted by the conversion of all 27 restaurants to our financial tools within 60 days of acquisition. These tools include our point-of-sale system and also implementation of our profitability and labor/payroll programs. Since the acquisition, we have expanded the concept, opening two new steak houses in 2003, four in 2004, two in 2005, five in 2006 and seven in 2007, five of which we converted from Joe’s Crab Shack restaurants into Saltgrass Steak Houses. We also opened our first unit outside of Texas in 2006. We will continue to evaluate potential sites for this concept in both existing and new markets for 2008.

Golden Nugget (2005).    The Golden Nugget acquisition allowed us to enter the gaming business with one of the most recognized brands in the industry and in the preeminent gaming city, Las Vegas, Nevada. We also acquired the Golden Nugget property in Laughlin, Nevada.

In 2005, we initiated a major renovation and expansion of the Las Vegas property designed to create additional excitement, improved amenities and dining options while maintaining the warmth and high level of personalized service for which the Golden Nugget is known. The first phase of the renovation was completed in 2006 and included opening a new spa, buffet, swimming pool, lounge, poker room, race and sports book and showroom. We also replaced several existing casino restaurants with restaurants from our existing portfolio of concepts. The second phase of the renovation was completed in 2007 and included a new events center, nightclub, sushi bar and an expansion of the gaming floor. The Golden Nugget Las Vegas occupies approximately eight acres in downtown Las Vegas with approximately 42,000 square feet of gaming area. As of December 31, 2007 the property featured three towers containing 1,914 rooms, the largest number of guestrooms in downtown Las Vegas, approximately 1,362 slot machines and 63 table games. The Golden Nugget—Laughlin has approximately 32,000 square feet of gaming space and as of December 31, 2007 had 999 slot machines, 14 table games and 300 hotel rooms. We currently anticipate constructing a new hotel tower at the Golden Nugget Las Vegas, which is expected to be completed in late 2009.

T-Rex (2006).    In February 2006, we acquired 80% of T-Rex Cafe, Inc. and committed to the construction of at least four restaurants, including Yak & Yeti’s, two of which are to be located at high profile Disney properties.

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

The following table enumerates by state the location of our restaurants as of December 31, 2007:

State	Number of Units	State	Number of Units
Alabama	2	Missouri	2
Arizona	2	Nevada	8
California	14	New Jersey	5
Colorado	8	New Mexico	1
Connecticut	1	North Carolina	1
Florida	22	Oklahoma	1
Georgia	1	Oregon	1
Illinois	5	Pennsylvania	2
Kansas	1	South Carolina	4
Kentucky	1	Tennessee	3
Louisiana	4	Texas	74
Maryland	2	Virginia	1
Massachusetts	2	Washington	1
Michigan	8	Toronto, Canada	1

Minnesota	1	Total	179

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

The Rainforest Cafe and T-Rex Cafe unit management structure is more complex due generally to higher unit level sales, larger facilities, more sophisticated rainforest theming, including animatronics, aquariums, and complementary retail business activity. A management team consisting of floor, kitchen, retail, facility and outside sales managers supports the general manager.

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

As of December 31, 2007, there were approximately 60 individuals involved in regional management functions generally performing on-site visits, formal inspections and similar responsibilities. As we grow, we plan to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within their geographic area. We plan to promote successful experienced restaurant level management personnel to serve as future regional managers. Regional management is continuously evaluated for performance and effectiveness.

As of December 31, 2007, in the restaurant division, we employed approximately 24,166 persons, of whom 1,210 were restaurant managers or manager-trainees, 257 were salaried corporate and administrative employees, approximately 60 were operations regional management employees, 47 were development and construction employees and the rest were hourly employees. Typical restaurant employment for us is at a seasonal low at December 31, and may increase by 30% or more in the summer months. Our restaurants generally employ an average of approximately 60 to 100 people, depending on seasonal needs. The larger Rainforest Cafe restaurants generally have 160 to 200 employees on average, with certain larger volume units having in excess of 400 people. We believe that our management level employee turnover for 2007 was within industry standards.

In the Gaming Division, we employed approximately 3,020 persons, of whom 401 were management, 349 were salaried employees and the rest were hourly employees. Approximately 1,376 employees are covered by collective bargaining agreements at our Golden Nugget Hotel and Casino in Las Vegas, Nevada.

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

Advertising and Marketing

We employ a marketing strategy to attract new customers, to increase the frequency of visits by existing customers, and to establish a high level of name recognition through television and radio commercials, billboards, travel and hospitality magazines, print advertising and newspaper drops. Our advertising expenditures for 2007 were approximately 1.1% of revenues from continuing operations. We expect to cross market our restaurant, hospitality and gaming locations to leverage our advertising spend. We anticipate future advertising and marketing expenses to remain moderate.

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

Rainforest International License and Joint Venture Agreements

Rainforest Cafe has entered into exclusive license arrangements relating to the operations and development of Rainforest Cafes in the United Kingdom, Japan, France, Mexico, Canada, Egypt and Turkey. There are nine international units, including eight franchised units and one Company owned and operated unit in Toronto, Canada. The Turkey unit opened in 2007 and the Egyptian unit opened in the first quarter of 2008. We have signed agreements for four additional units in the Middle East over the next four years. Four international franchised units were closed between 2002 and early 2003 due to declining sales and profitability. We own various equity interests in several of the international locations, which were included when we acquired Rainforest Cafe in 2000. We do not anticipate revenues from international franchises to be significant.

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

Moreover, in response to continued high insurance costs for our property and casualty coverage due to our large concentration of coastal properties, we significantly reduced our aggregate insurance policy limits and purchased individual windstorm policies for the majority of our operating units located along the Texas gulf coast. Although, we have never had an insurance claim in excess of our existing coverage, there is no assurance that we will have adequate insurance coverage to recover losses that may result from a catastrophic event.

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

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We are currently defending purported class action lawsuits alleging violations, among other things, of minimum wage and overtime provisions of federal and state labor laws. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment for any claims could materially adversely affect our financial condition or results of operations (especially if there is no insurance coverage), and adverse publicity resulting from these allegations may materially adversely affect our business. We offer no assurance that we will not incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

General economic factors may adversely affect our results of operations.

National, regional and local economic conditions, such as recessionary economic cycles or a worsening economy, could adversely affect disposable consumer income and consumer confidence. Unfavorable changes in these factors or in other business and economic conditions affecting our customers could reduce customer traffic in some or all of our restaurants, impose practical limits on our pricing and increase our costs. Any of these factors could lower our profit margins and have a material adverse affect on our results of operations. The impact of inflation on food, beverages, labor, utilities and other aspects of our business can negatively affect our results of operations. Although we attempt to offset inflation through periodic menu price increases, cost controls and incremental improvement in operating margins, we may not be able to completely do so. This may negatively affect our results of operations.

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

Refinancing our Senior Notes and bank credit facility in the current credit market could result in materially higher interest expense and more restrictive terms or we could be unable to obtain alternative financing.

Our Senior Notes provide for mandatory redemption at the option of the Note holders beginning February 28, 2009 upon at least 60 days but not less than 30 days notice. Our bank credit facilities mature 90 days prior to the Senior Notes. As a result, we will be required to obtain alternative financing during this period of credit market disruption which will likely result in higher interest rates and more restrictive terms than could be obtained in a stable market and the resulting higher interest expense could have a materially adverse effect on our business and results of operations, as well as our growth and acquisition strategy. If we are unable to obtain such alternative financing, it would likely have a materially adverse effect on our business and financial condition.

The capital costs of our specialty growth and gaming divisions are extremely high. As a result, the failure of any one of these could have a material adverse effect on our operations.

In connection with our specialty growth and gaming divisions, we incur significant capital expenditures. We anticipate beginning construction of a new hotel tower at the Golden Nugget Las Vegas in 2008. The project is expected to continue through 2009 and is estimated to cost approximately $150.0 million. As a result, the failure of one or more of these projects could have a significant affect on our financial condition and operations.

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

Tilman J. Fertitta has made an offer to acquire all of our common stock. Failure to consummate this transaction might have an adverse effect on us.

On January 27, 2008, Mr. Fertitta made an offer to acquire all of the shares of common stock of the Company for $23.50 per share. On the last trading day before the offer, our common stock was trading at $16.67 per share. After the offer, the stock has traded as high as $21.89 per share which may reflect a market assumption that the acquisition will close. If the acquisition is not consummated, the stock price would likely retreat from its current trading range.

In addition, as a result of the offer, we have formed a Special Negotiating Committee to assess the offer. The cost of the Special Negotiating Committee are payable by us whether or not the acquisition is consummated and these costs could be material.

During the pendency of the offer, our management and our employees attention will be diverted from day to day operations and we may experience higher than normal employee attrition.

The uncertainty of completion of the acquisition and the possibility of third party offers may have an adverse effect on us, our employee relations and our business and customer relations.

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

Immediately following Mr. Fertitta’s proposal to acquire all of our common stock, we were named as a party in a number of putative class action lawsuits, which could harm our business and financial condition.

Following the announcement of Mr. Fertitta’s offer, we and each of our directors were named in five putative class action lawsuits alleging, among other things, breaches of fiduciary duties, etc. These lawsuits are expected to be consolidated into one lawsuit. As a result, we are obligated to pay for certain costs and expenses of each of our directors and may be liable for substantial damages, costs and expenses if the lawsuits are successful.

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

Immediately following the announcement of Mr. Fertitta’s offer to acquire our outstanding common stock, the following lawsuits were filed.

Cause No. 2008-05211; Dennis Rice, on Behalf of Himself and all Others Similarly Situated v. Landry’s Restaurants, Inc., et al; In the 157th Judicial District Court of Harris County, Texas was filed January 28, 2008.

Cause No. 2008-07100; Steamfitters Local 449 Pension Fund, Individually and on Behalf of all Others Similarly Situated v. Landry’s Restaurants, Inc., et al.; In the 11th Judicial District Court of Harris County, Texas was filed February 1, 2008.

Cause No. 2008-07484; Robert Reynolds v. Landry’s Restaurants, Inc., et al.; In the 113th Judicial District Court of Harris County, Texas was filed on February 5, 2008.

Cause No. 2008-007677; Robert Caryer, on Behalf of Himself and all Others Similarly Situated v. Landry’s Restaurants, Inc., et al.; In the 113th Judicial District Court of Harris County, Texas was filed on February 6, 2008.

Cause No. 2008-09042; Matthew and Wendy Maschler, on Behalf of Themselves and all Others Similarly Situated v. Tilman J. Fertitta, et al.; In the 164th Judicial District Court of Harris County, Texas was filed on February 13, 2008.

Rice, Steamfitters Local 449 Pension Fund, Reynolds, Caryer, and Maschler are each pled as a putative class actions in which we and the members of our Board of Directors are named as defendants. Plaintiffs allege that we and/or the members of our Board of Directors have breached or will breach fiduciary duties to our shareholders with regard to the presentation or consideration of Mr. Fertitta’s proposal to acquire all of our outstanding common stock. Caryer purports to assert an additional claim of alleged aiding and abetting breach of fiduciary duty against us. Maschler purports to assert an additional claim for indemnification. Plaintiffs’ also seek to enjoin in some form the consideration or acceptance of Mr. Fertitta’s proposal. The amount of damages initially sought is not indicated by any plaintiff. We intend to contest these matters vigorously.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “LNY.” As of March 6, 2008, there were approximately 986 stockholders of record of the common stock.

The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “LNY” and dividends paid per common share for 2006 and 2007.

	High	Low	Dividends Paid
2006
First Quarter	$35.45	$26.14	$0.05
Second Quarter	36.30	29.48	0.05
Third Quarter	32.98	26.11	0.05
Fourth Quarter	32.10	27.40	0.05
2007
First Quarter	$31.55	$28.16	$0.05
Second Quarter	30.30	28.31	0.05
Third Quarter	32.30	24.65	0.05
Fourth Quarter	29.39	19.54	0.05

	01/01/03	01/01/04	01/01/05	01/01/06	01/01/07	01/01/08
Dow Jones Industrial Average	100	125	129	128	149	159
Dow Jones Restaurant Index	100	142	184	191	232	237
Landry’s Restaurants, Inc	100	121	137	126	142	93

Dividend Policy

Commencing in 2000, we began paying an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. In April 2004, the annual dividend was increased to $0.20 per share, declared and paid in quarterly installments of $0.05 per share. While we have paid a dividend every quarter since April 2000, the actual declaration and payment of cash dividends depends upon our actual earnings levels, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors. The indentures under which our senior notes and exchange notes due 2014 were issued and our bank credit facility limit increases in dividends on our common stock to specified levels.

Stock Repurchase

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March, July and November 2007, we authorized an additional $50.0 million, $75.0 million and $1.5 million, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 24.0 million shares of common stock for approximately $472.4 million through December 31, 2007.

All repurchases of our common stock during the quarter ended December 31, 2007 were made pursuant to our open market stock repurchase program. We purchased 6.3 million shares of our common stock during 2007, and have exhausted substantially all funds authorized for purchases under previously existing programs. The following table summarizes repurchases of our common stock during the quarter ended December 31, 2007 pursuant to our open market stock repurchase program.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning dollar amount available for purchases as of October 1, 2007	—	$—	—	$21,634,671
October 1 - 31, 2007	712,841	$27.58	712,841	$1,973,438
November 1 - 30, 2007	125,700	$26.48	125,700	$144,398
December 1 - 31, 2007	—	$—	—	$144,398

Total shares purchased	838,541	$27.42	838,541	$144,398

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. The financial data as of and for the years ended December 31, 2007, 2006, and 2005 are derived from our audited consolidated financial statements which are incorporated by reference herein, and should be read in conjunction with our consolidated financial statements and the notes thereto, which have been audited by Grant Thornton LLP for the years ended December 31, 2007, 2006, 2005 and 2004. The financial data as of and for the year ending December 31, 2003 has been derived from our consolidated financial statements which were previously audited by Ernst & Young LLP. The financial data for 2003 does not agree to the previously audited financial statements as it reflects certain reclassifications for discontinued operations that have not been audited.

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year Ended December 31,
	2007	2006	2005	2004	2003
REVENUES	$1,171,923	$1,114,213	$877,278	$783,429	$728,451
OPERATING COSTS AND EXPENSES:
Cost of revenues	259,892	253,213	227,787	219,261	208,093
Labor	379,445	362,010	262,795	225,517	211,564
Other operating expenses	295,798	281,955	217,562	193,885	178,225
General and administrative expense	55,756	57,977	47,443	48,446	42,433
Depreciation and amortization	65,727	56,267	43,701	38,134	31,212
Asset impairment expense (1)	—	3,519	—	1,709	13,144
Pre-opening expenses	3,951	5,276	3,030	2,990	3,857

Total operating costs and expenses	1,060,569	1,020,217	802,318	729,942	688,528

OPERATING INCOME	111,354	93,996	74,960	53,487	39,923
OTHER EXPENSE (INCOME):
Interest expense, net (2)	72,322	49,138	31,208	10,482	6,654
Other, net (3)	(2,228)	(2,423)	6	13,474	1,389

Total other expense	70,094	46,715	31,214	23,956	8,043

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41,260	47,281	43,746	29,531	31,880
PROVISION (BENEFIT) FOR INCOME TAXES (4)	13,987	13,203	13,736	(10,079)	3,195

INCOME FROM CONTINUING OPERATIONS	27,273	34,078	30,010	39,610	28,685
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES (1)	(9,161)	(55,848)	14,805	26,911	16,229

NET INCOME (LOSS)	$18,112	$(21,770)	$44,815	$66,521	$44,914

EARNINGS PER SHARE INFORMATION:
BASIC
Income from continuing operations	$1.45	$1.60	$1.35	$1.47	$1.04
Income (loss) from discontinued operations	(0.49)	(2.62)	0.66	0.99	0.59

Net income (loss)	$0.96	$(1.02)	$2.01	$2.46	$1.63

Weighted average number of common shares outstanding	18,850	21,300	22,300	27,000	27,600
DILUTED
Income from continuing operations	$1.41	$1.55	$1.30	$1.42	$1.02
Income (loss) from discontinued operations	(0.48)	(2.54)	0.65	0.97	0.57

Net income (loss)	$0.93	$(0.99)	$1.95	$2.39	$1.59

Weighted average number of common and common share equivalents outstanding	19,400	22,000	23,000	27,800	28,325
EBITDA
Net Income (loss)	$18,112	$(21,770)	$44,815	$66,521	$44,914
Add back:
(Income) loss from discontinued operations	9,161	55,848	(14,805)	(26,911)	(16,229)
Provision (benefit) for income tax	13,987	13,203	13,736	(10,079)	3,195
Other expense (income)	70,094	46,715	31,214	23,956	8,043
Depreciation and amortization	65,727	56,267	43,701	38,134	31,212
Asset impairment expense	—	3,519	—	1,709	13,144
Stock based compensation expense	4,797	7,280	689	432	81

EBITDA from continuing operations	$181,878	$161,062	$119,350	$93,762	$84,360

BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)	(161,183)	(50,056)	217,461	161,515	(38,767)
Total assets	1,502,983	1,464,912	1,612,579	1,344,952	1,104,883
Short-term notes payable and current portion of notes and other obligations	87,243	748	1,852	1,700	1,963
Long term notes and other obligations, net of current portion	801,428	710,456	816,044	559,545	299,736
Stockholders’ equity (1)	316,899	494,707	516,770	600,897	599,894

(1)	In 2006, 2004, and 2003, we recorded asset impairment charges related to continuing operations of $3.5 million ($2.3 million after tax), $1.7 million ($1.2 million after tax) and $13.1 million ($8.5 million after tax), respectively, related to the adjustment to estimated fair value of certain restaurant properties and assets. In 2007 and 2006, we also recorded asset impairment charges and other losses totaling $9.9 million ($6.5 million after tax) and $79.3 million ($51.5 million after-tax), respectively, related to discontinued operations.
(2)	In 2007, we recognized an $8.0 million ($5.3 million after-tax) charge for deferred loan costs previously being amortized over the term of the 7.5% Senior Notes.
(3)	In 2007, we recorded expenses associated with exchanging the 7.5% Senior Notes for 9.5% Senior Notes of approximately $5.0 million ($3.3 million after tax) and incurred approximately $6.3 million ($4.2 million after tax) in call premiums and expenses associated with refinancing the Golden Nugget debt. We also recorded $5.4 million ($3.5 million after tax) reflecting a non-cash expense for the change in fair value of interest rate swaps related to the new Golden Nugget financing. We recognized $20.0 million ($13.0 million after tax) in gains on property sales and investments during 2007. In 2004, we recorded prepayment penalty expense and other costs related to the refinancing of our long-term debt of approximately $16.6 million ($11.3 million after tax).
(4)	In 2004 and 2003, we recognized $18.5 million and $6.3 million in income tax benefits for a reduction of the valuation allowance and deferred tax liabilities attributable to tax benefits deemed realizable and reduced accruals.

EBITDA is not a generally accepted accounting principles (“GAAP”) measurement and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance. EBITDA is not intended to be viewed as a source of liquidity or as a cash flow measure as used in the statement of cash flows. EBITDA is simply shown above as it is a commonly used non-GAAP valuation statistic. EBITDA as shown differs from that used in our credit agreements primarily due to non-guarantor subsidiaries and other specifically defined calculations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants. As of December 31, 2007, we operated 179 such restaurants, as well as several limited menu restaurants and other properties (as described in Item 1. Business), including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada. We are in the business of operating restaurants and other hospitality and entertainment activities.

On January 27, 2008 our Board of Directors received a letter from Tilman J. Fertitta, Chairman, President and CEO, proposing to acquire all of our outstanding common stock for $23.50 per share in cash, representing a 41% premium over the closing price of our common stock on January 25, 2008. According to the proposal letter, Mr. Fertitta is confident that he can obtain all the required financing to fund the transaction given that he will be contributing all of his approximately 39% equity ownership of the Company, as well as substantial additional cash equity. Our Board of Directors has established a Special Negotiating Committee of independent directors to review the proposal, as well as any alternative proposals that may be received. There can be no assurance that any agreement on financial or other terms satisfactory to the Special Negotiating Committee will be reached.

Approximately $395.0 million in Senior Exchange Notes (New Notes) allow the note holders to redeem the New Notes at 101% of face value from February 28, 2009 to December 15, 2011. As a result of the risk that our note holders will exercise their option to redeem the senior notes, we are pursuing alternative long-term financing. Despite the turmoil in the credit markets, we believe and have received indications from several financial sources that we will be successful in obtaining such financing due to our long history of performance, our strong diversified brands and our geographic diversification. However, we also believe that the new financing will carry substantially higher interest rates and more restrictive terms than our current agreements and will reduce our capital available for growth and the terms may restrict our availability to pursue acquisitions in the near term. Accordingly, we have reduced our planned new unit growth for 2008 and 2009 until new financing is obtained. Notwithstanding the foregoing, due to the volatility in the credit markets, it is possible we will not be able to refinance the current loans.

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

On November 17, 2006, we completed the sale of 120 Joe’s Crab Shack restaurants for approximately $192.0 million, including the assumption of certain working capital liabilities. In connection with the sale, we recorded pre-tax impairment charges and other losses totaling $49.2 million.

We recorded additional pre-tax impairment charges totaling $9.9 million and $30.1 million for the year ended December 31, 2007 and 2006, respectively, to write down carrying values of assets pertaining to the remaining stores included in our disposal plan. We expect to sell the land and improvements belonging to these remaining restaurants, or abandon those locations, within the next 12 months.

In connection with our strategic review, we also identified certain restaurants that we believe are suitable for conversion into other Landry’s concepts. As a result of this review, we took a charge of $3.5 million during 2006 to impair certain assets relating to these conversion units to reflect our best estimates of their fair market value. The results of operations for these restaurants are included in continuing operations.

On September 27, 2005, Landry’s Gaming, Inc., an unrestricted subsidiary, purchased the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada (“GN”) for $163.0 million in cash, the assumption of $155.0 million of Senior Secured Notes due 2011 and the assumption of approximately $27.0 million under an existing senior revolving credit facility and the further assumption of certain working capital including $27.5 million in cash. The Golden Nugget—Las Vegas occupies approximately eight acres in downtown Las Vegas with approximately 42,000 square feet of gaming area. The property also features three towers containing 1,914 rooms, the largest number of guestrooms in downtown Las Vegas. The Golden Nugget—Laughlin is located on 13 acres on the Colorado River with 32,000 square feet of gaming space and 300 rooms. The results of operations for these properties are included in our financial statements from the date of acquisition.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to obtain alternate long-term financing, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding: potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries; future capital expenditures, including the amount and nature thereof; potential divestitures of restaurants, restaurant concepts and other operations or lines of business, business strategy and measures to implement such strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; the effectiveness of our marketing efforts; changing demographics surrounding our restaurants, hotels and casinos; the effect of changes in tax laws; actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses; our expectations of the continued availability and cost of capital resources; same store sales; earnings guidance; our ability to obtain long-term financing; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success; the risks described in “Risk Factors.”

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

Results of Operations

Profitability

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	22.2%	22.7%	26.0%
Labor	32.4%	32.5%	29.9%
Other operating expenses	25.2%	25.3%	24.8%

Unit level profit	20.2%	19.5%	19.3%

Year ended December 31, 2007 Compared to the Year ended December 31, 2006

Restaurant and hospitality revenues increased $23,154,405, or 2.6%, from $882,834,775 to $905,989,180 for the year ended December 31, 2007 compared to the year ended December 31, 2006. The change in revenue is comprised of the following approximate amounts: 2007 restaurant openings—increase of $34.0 million; 2007 restaurant closings—decrease of $6.2 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. Revenues associated with locations open 2007 and 2006 including “honeymoon” periods was flat compared to 2006. The total number of units open as of December 31, 2007 and 2006 were 179 and 171, respectively.

Gaming revenues increased $34,555,921, or 14.9%, from $231,378,065 to $265,933,986 for the year ended December 31, 2007 compared with the prior year as a result of improved table games activity and slot hold and win, as well as increased hotel occupancy, average room rates, and food and beverage sales.

As a result of increased revenues, cost of revenues increased $6,679,013, or 2.6%, from $253,212,763 to $259,891,776 for the year ended December 31, 2007, compared to the prior year. Cost of revenues as a percentage of revenues for the year ended December 31, 2007, decreased to 22.2% from 22.7% in 2006. The decrease in cost of revenues as a percentage of revenues resulted primarily from revenue growth at the Golden Nugget since gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Labor expenses increased $17,434,875, or 4.8%, from $362,010,262 to $379,445,137 for the year ended December 31, 2007, compared to the same period in the prior year, primarily as a result of increased revenues. Labor expenses as a percentage of revenues for the year ended December 31, 2007 decreased to 32.4% from 32.5% in 2006, principally due to leverage on increased gaming revenues.

Other operating expenses increased $13,842,320, or 4.9%, from $281,955,346 to $295,797,666 for the year ended December 31, 2007, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses decreased as a percentage of revenues to 25.2% in 2007 from 25.3% in 2006. Higher rent and insurance costs were offset by reduced restaurant and hospitality advertising expenses in 2007 compared to 2006.

General and administrative expenses decreased $2,221,376, or 3.8%, from $57,977,361 to $55,755,985 for the year ended December 31, 2007, compared to the same period in the prior year. General and administrative expenses decreased as a percentage of revenues to 4.8% in 2007 from 5.2% in 2006 due to reductions in corporate overhead associated with the sale of 120 Joe’s Crab Shack restaurants in November 2006. This was partially offset by professional fees incurred in connection with our voluntary internal review of historical stock option granting practices, which was completed in the third quarter of 2007.

Depreciation and amortization expense increased $9,459,883, or 16.8%, from $56,267,100 to $65,726,983 for the year ended December 31, 2007, compared to the same period in the prior year. The increase for 2007 was primarily due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Restaurant pre-opening expenses were $3,951,238 for the year ended December 31, 2007, compared to $5,275,714 for the same period in the prior year. Pre-opening expenses fluctuate based on both the number and type of openings completed each period.

The increase in net interest expense for the year ended December 31, 2007 as compared to the prior year is primarily due to higher average borrowing rates and increased borrowings, as well as an $8.0 million charge for deferred loan costs previously being amortized over the term of the 7.5% Senior Notes. The 7.5% Senior Notes were exchanged for 9.5% Senior Notes as a result of a settlement with the note holders.

Other income, net for 2007 was $2,227,503 and consisted primarily of gains on the disposition of property in Biloxi, Mississippi and investments held for sale, as well as a $15.1 million gain realized on the sale of a single restaurant location. According to the terms of the sale, we will pay the buyer approximately $2.6 million over the next 27 months in return for continuing to operate the restaurant. These gains were offset by expenses associated with exchanging the 7.5% Senior Notes for 9.5% Senior Notes, non-cash charges related to interest rate swaps not considered hedges and call premiums and expenses associated with refinancing the Golden Nugget debt. Other income for 2006 primarily related to the gain on the sale of a restaurant property and insurance proceeds.

Provision for income taxes increased by $784,779 to $13,987,324 in the year ended December 31, 2007. Our effective tax rate for 2007 was 33.9% compared to 27.9% in 2006.

Year ended December 31, 2006 Compared to the Year ended December 31, 2005

Restaurant and hospitality revenues increased $71,197,515, or 8.8%, from $811,637,260 to $882,834,775 for the year ended December 31, 2006 compared to the year ended December 31, 2005. The total increase/change in revenue is comprised of the following approximate amounts: 2006 restaurant openings—increase of $53.0 million; 2006 restaurant closings—decrease of $6.5 million; locations open 2006 and 2005 including “honeymoon” periods—increase of $27.4 million; units closed for an extended period as a result of the hurricane—decrease of $2.8 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of December 31, 2006 and 2005 increased from 164 as of December 31, 2005 to 171 as of December 31, 2006.

Gaming revenues increased $165,737,338 for the year ended December 31, 2006 as a result of the acquisition of the Golden Nugget. The results of the Golden Nugget are included from the September 27, 2005 acquisition date.

As a result of increased revenues, cost of revenues increased $25,425,399, or 11.2%, from $227,787,364 to $253,212,763 in the year ended December 31, 2006, compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the year ended December 31, 2006, decreased to 22.7% from 26.0% in 2005. The decrease in cost of revenues as a percentage of revenues resulted primarily from the acquisition of the Golden Nugget since gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Labor expenses increased $99,215,001, or 37.8%, from $262,795,261 to $362,010,262 in the year ended December 31, 2006, compared to the same period in the prior year, primarily as a result of increased revenues. Labor expenses as a percentage of revenues for the year ended December 31, 2006 increased to 32.5% from 29.9% in 2005, principally due to the acquisition of the Golden Nugget since gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

Other operating expenses increased $64,393,433, or 29.6%, from $217,561,913 to $281,955,346 in the year ended December 31, 2006, compared to the same period in the prior year, principally as a result of increased revenues. Such expenses increased as a percentage of revenues to 25.3% in 2006 from 24.8% in 2005, as a primary result of the acquisition of the Golden Nugget since gaming revenues are generally derived from higher labor and other operating expenses and lower cost of revenues than restaurant and hospitality revenues.

General and administrative expenses increased $10,534,765, or 22.2%, from $47,442,596 to $57,977,361 in the year ended December 31, 2006, compared to the same period in the prior year. General and administrative expenses decreased as a percentage of revenues to 5.2% in 2006 from 5.4% in 2005. This percentage decrease is primarily attributable to the increase in revenues, offset by increased stock-based compensation expense as compared to the prior year comparable period.

Depreciation and amortization expense increased $12,565,641, or 28.8%, from $43,701,459 to $56,267,100 in the year ended December 31, 2006, compared to the same period in the prior year. The increase for 2006 was primarily due to an increase in depreciation related to the addition of new restaurants and equipment and the acquisition of the Golden Nugget.

As part of our strategic review of operations in 2006, we identified certain Joe’s restaurants that we believe are suitable for conversion into other Landry’s concepts. As a result of this review, we took a charge of $3.5 million to impair certain assets relating to these conversion units to reflect our best estimates of their fair market value. Assets that were impaired are primarily leasehold improvements and to a lesser extent equipment. We did not take any impairment charges in 2005.

Restaurant pre-opening expenses were $5,275,714 for the year ended December 31, 2006, compared to $3,029,574 for the same period in the prior year. The increase resulted from our opening a greater number of larger scale restaurants during 2006 as compared to units opened in 2005.

The increase in net interest expense for the year ended December 31, 2006 as compared to the prior year is primarily due to higher borrowings, as well as an increase in our average borrowing rate.

Other income, net for 2006 was $2,423,303 and consisted primarily of gains recognized on the sale of a restaurant property and insurance proceeds.

Provision for income taxes decreased by $533,908 to $13,202,545 in the year ended December 31, 2006. Our effective tax rate for 2006 was 27.9% compared to 31.4% in 2005.

Liquidity and Capital Resources

As a result of the settlement described below and the associated risk that our note holders will exercise their option to redeem the approximately $400.0 million in senior notes, we are pursuing alternative long-term financing. Despite the turmoil in the credit markets, we believe and have received indications from several financial sources that we will be successful in obtaining such financing due to our long history of performance, our strong diversified brands and our geographic diversification. However, we also believe that the new financing will carry substantially higher interest rates and more restrictive terms than our current agreements. Moreover, as the debt market is very volatile at this time, it is possible we will not be able to refinance the current loans. Higher interest rates would reduce our capital available for growth and the terms may restrict our availability to pursue acquisitions in the near term. Accordingly, we have reduced our planned new unit growth for 2008 and 2009 until new financing is obtained.

On July 24, 2007, we were notified by the Trustee under the Indenture covering our $400.0 million 7.5% Senior Notes (the “Notes”), that as a result of not filing with the SEC and delivering to the Trustee our Form 10-K for the year ended December 31, 2006 within the time frame set forth in the rules and regulations of the

SEC, the Trustee, upon direction of a majority of the note holders, declared the unpaid principal and interest on the Notes due and payable immediately. On August 29, 2007 we entered into a Stipulation of Settlement with U.S. Bank, National Association, Indenture Trustee under our $400.0 million Senior Notes and certain note holders whereby the previous acceleration of the Notes was rescinded and annulled. In connection with the settlement, we agreed to commence an exchange offering on or before October 1, 2007 to exchange the Notes for Senior Exchange Notes (the “New Notes”) with an interest rate of 9.5%, an option for the Company to redeem the New Notes at 1% above par from October 29, 2007 to February 28, 2009 and an option for the note holders to redeem the New Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the Notes being exchanged. We also agreed to pay certain fees and costs and dismissed the pending litigation we had previously instituted against the Indenture Trustee and certain note holders. As a result of the exchange, we recorded charges during the third quarter of 2007 of $7.9 million, included in interest expense, for deferred loan costs previously being amortized over the term of the 7.5% notes and $3.0 million, included in other income/expense, related to the payment of a consent fee. In connection with issuing the New Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the New Notes be redeemed by the note holders, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance.

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (the “Golden Nugget”), completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread, 2.0% and 0.75%, respectively, at December 31, 2007. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at December 31, 2007. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity.

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

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of December 31, 2007, we were in compliance with all such covenants. As of December 31, 2007, our average interest rate on floating-rate debt was 7.5%, we had approximately $19.2 million in letters of credit outstanding, and our available borrowing capacity was $231.8 million.

Working capital, excluding discontinued operations, decreased from a deficit of $74.9 million as of December 31, 2006 to a deficit of $167.2 million as of December 31, 2007 primarily due to the change in the classification of borrowings under the bank credit facility to current. Cash flow to fund future operations, new restaurant development, stock repurchases, and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

From time to time, we review opportunities for restaurant acquisitions and investments in the hospitality, gaming, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities through December 31, 2008 subject to obtaining long term financing as noted above.

Since April 2000, we have paid an annual $0.10 per common share dividend, declared and paid in quarterly amounts. We increased the annual dividend to $0.20 per common share in April 2004. We paid dividends totaling $4.0 million during the year ended December 31, 2007.

In 2007, we incurred $125.1 million for capital expenditures including $60.0 million on the renovation and expansion of the Golden Nugget Hotel and Casino in downtown Las Vegas, Nevada, and $20.5 million on the construction of a new T-Rex and Yak & Yeti’s restaurant at two Disney properties. In 2008, we expect to incur approximately $115.0 million, including completion of the T-Rex at Disney and beginning the new tower at the Golden Nugget—Las Vegas.

Treasury stock repurchases totaled $181.9 million for the year ended December 31, 2007.

Off Balance Sheet Arrangements

As of December 31, 2007, we had contractual obligations as described below. These obligations are expected to be funded primarily through cash on hand, cash flow from operations, working capital, the Bank Credit Facility and additional financing sources in the normal course of business operations. Our obligations include off balance sheet arrangements whereby the liabilities associated with non-cancelable operating leases, unconditional purchase obligations and standby letters of credit are not fully reflected in our balance sheets.

Contractual Obligations	2008	2009-2010	2011-2012	2013+	Total
Long Term Debt	$243,012	$422,379,037	$15,274,211	$351,774,620	$789,670,880
Operating Leases	37,835,182	69,004,183	56,051,912	230,824,660	393,715,937
Unconditional Purchase Obligations	75,320,133	4,778,818	1,804,530	—	81,903,481
Liability for Uncertain Tax Positions (1)	—	—	—	—	14,062,885
Other Long Term Obligations	6,332,000	25,808,000	5,410,000	—	37,550,000

Total Cash Obligations	$119,730,327	$521,970,038	$78,540,653	$582,599,280	$1,316,903,183

Other Commercial Commitments
Lines of Credit	$87,000,000	$—	$—	$12,000,000	$99,000,000
Standby Letters of Credit	19,166,175	—	—	—	19,166,175

Total Commercial Commitments	106,166,175	—	—	12,000,000	118,166,175

Total	$225,896,502	$521,970,038	$78,540,653	$594,599,280	$1,435,069,358

(1)	These liabilities appear in total only as we are unable to reasonably predict the timing of settlement of such liabilities.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future defaults under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and cash flows.

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

We operate approximately 179 properties and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be recognized. We regularly assess the likelihood of realizing the deferred tax assets based on forecasts of future taxable income and available tax planning strategies that could be implemented and adjust the related valuation allowance if necessary.

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). In connection with the adoption of FIN 48, we recognized an increase of approximately $1.0 million to our tax reserves for uncertain positions, which was accounted for as a reduction to retained earnings as of January 1, 2007. As of January 1, 2007, we had approximately $8.4 million of unrecognized tax benefits, including $1.7 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods.

Our income tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We have substantially concluded all federal, state and local income tax matters for years through 2002. We are currently under audit by the Internal Revenue Service for our consolidated federal income tax returns for the years ended December 31, 2005 and 2006. We believe that we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R), using the modified prospective application method. Under this transition method, we will record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. The amount of compensation cost that is recognized is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Under the provisions of SFAS 123R, the recognition of unearned compensation, a contra-equity account representing the amount of unrecognized restricted stock compensation expense, is no longer required. Therefore, in the first quarter of 2006 the unearned compensation amount that was included in our December 31, 2005 consolidated balance sheet in the amount of $6.4 million was reduced to zero with a corresponding decrease to capital in excess of par value. Results for prior periods have not been restated upon adoption of SFAS 123R.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. There is a one year deferral of the implementation of SFAS 157 for other non-financial assets and liabilities. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, SFAS 141R requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The implementation of this guidance will affect our results of operations and financial position after its effective date only to the extent we complete business combinations and therefore the impact can not be determined at this time.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes the accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We will adopt SFAS 160 beginning January 1, 2009 and are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

Impact of Inflation

We do not believe that inflation has had a significant effect on our operations during the past several years. We believe we have historically been able to pass on increased costs through menu price increases, but there can be no assurance that we will be able to do so in the future. Future increases in commodity costs, labor costs, including expected future increases in federal and state minimum wages, energy costs, and land and construction costs could adversely affect our profitability and ability to expand.

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

Interest Rate Risk

Total debt at December 31, 2007 included $99.0 million of floating-rate debt attributed to borrowings at an average interest rate of 7.5%. As a result, our annual interest cost in 2008 will fluctuate based on short-term interest rates.

In connection with the 7.5% senior notes due 2014, we entered into two interest swap agreements with the objective of managing our exposure to interest rate risk and lowering interest expense. The agreements were effective December 2004 and March 2005, for an aggregate notional amount of $100.0 million. We settled these swap agreements in December 2007 for a pre-tax cash gain of approximately $1.0 million.

Consistent with our policy to manage our exposure to interest rate risk, and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps with notional amounts covering all of the first and second lien borrowings of the Golden Nugget. The hedges are designed to convert the lien facilities’ floating interest rates to fixed interest rates at between 5.4% and 5.5%, plus the applicable margin.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.8%) would be approximately $0.7 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2007; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedule is set forth commencing on page 40.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any accounting or financial disclosures.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

Management implemented changes to its control procedures during 2007, as described below, to enhance our internal control over financial reporting. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

Remediation of Material Weakness

During Fiscal 2007, management made the following changes to remediate a previously identified material weakness and strengthen our internal control over financial reporting:

•	We instituted procedures relating to approval and documentation processes for equity-based compensation awards and improved process and controls regarding delegated grant authority;

•	We instituted internal audit procedures relating to the review and documentation of post closing entries in the financial reporting close process.

Management concluded that the implementation of the aforementioned changes to its control procedures have remediated the material weakness in our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of the year ended December 31, 2007 in previously filed reports on Form 8-K.

PART III

Pursuant to Instruction G to Form 10-K, we incorporate by reference into Items 10-14 below the information to be disclosed in our definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2007. The Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other financial officers, which is a “Code of Ethics” as defined by applicable rules of the Securities and Exchange Commission. A copy of our Code of Ethics has been previously filed and is incorporated by reference as an exhibit hereto. If the Company makes any amendments to this Code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this Code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On September 28, 2007, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the New York Stock Exchange Listed Company Manual. The Annual CEO Certification was issued without qualification. In addition, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2007 and to the Annual Report on Form 10-K for the year ended December 31, 2006, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.    EXECUTIVE COMPENSATION

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2007.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 regarding the number of shares of Common Stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the stockholders (1)	310,644	$11.12	800,000
Equity compensation plans not approved by the stockholders (2)	994,650	$19.59	207,745

Total	1,305,294	$17.57	1,007,745

(1)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted with stockholder approval:
(a)	The Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan authorizes the issuance of up to 2,162,500 shares. This plan allows awards of non-qualified stock options, which may include stock appreciation rights, to our consultants, employees and non-employee directors. The plan is administered by our Compensation Committee. Terms of the award, such as vesting and exercise price, are to be determined by the Compensation Committee and set forth in the grant agreement for each award.
(b)	We maintain two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options were granted to our eligible employees and non-employee directors or our subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock. The Stock Option Plans were administered by the Compensation Committee of the Board of Directors (the Committee), which determined at its’ discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. Options are no longer issued under either plan, however, options previously issued under the stock option plans are still outstanding.
(c)	We also maintain the 1995 Flexible Incentive Plan, which was adopted in 1995, (Flex Plan), as amended, for key employees of the Company. Under the Flex Plan eligible employees received stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock issued under the Flex Plan (or with respect to which awards may be granted) were not in excess of 2,000,000 shares. Options are no longer issued under the Flex Plan, however, options previously issued are still outstanding.
(2)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted without stockholder approval:
(a)	The Landry’s Restaurants, Inc. 2003 Equity Incentive Plan authorizes the issuance of up to 700,000 shares. This plan allows awards of both qualified and non-qualified stock options, restricted stock, cash equivalent values, and tandem awards to employees. The plan is administered by our compensation committee. Terms of the award, such as vesting and exercise price, are to be determined by the compensation committee and set forth in the grant agreement for each award.
(b)	On July 22, 2002, we issued options to purchase an aggregate of 437,500 shares under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets. The options issued to our CEO are all vested.

(c)	On July 22, 2002, we issued options to purchase an aggregate of 6,000 shares to our non-employee directors. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years.
(d)	On March 16, 2001, we issued options to purchase an aggregate of 387,500 shares to our senior management under individual stock option agreements with individual members of senior management. Options under these agreements were granted at $8.50 and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets. In December 2006, certain options to a member of senior management were increased to an exercise price of $9.65. The options issued to our CEO are all vested.
(e)	On March 16 and September 13, 2001, options to purchase an aggregate of 240,000 shares were issued to certain of our individual employees, under individual option grant agreements. Options under these agreements were granted at $8.50 and $15.80, respectively, and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control.
(f)	In addition, we have issued pursuant to an employment agreement, over its five year term, 775,000 shares of restricted stock, 500,000 shares which vest 10 years from the grant date, and 275,000 shares which vest 7 years from the grant date. In addition, 250,000 stock options have also been granted pursuant to the employment agreement.
(g)	In April 2006, 102,000 restricted common shares were issued to key employees vesting ratably over five years and 8,000 restricted common shares were granted to non-employee directors vesting ratably over two years. The unamortized balance of non-vested restricted common stock grants is reflected as deferred compensation included in stockholders’ equity and the related expense is amortized over the vesting periods.
(h)	In January 2007, 3,335 restricted common shares were issued to a key employee vesting ratably over five years and on September 27, 2007, 4,000 restricted common shares were granted to non-employee directors vesting ratably over two years. The unamortized balance of non-vested restricted common stock grants is amortized to expense over the vesting periods.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Certain information regarding the fees we paid to our principal accountants, including Audit Fees, Audit-Related Fees, Tax Fees and all other fees is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2007.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are set forth herein commencing on page 44:

—Report of Independent Registered Public Accounting Firm Grant Thornton LLP

—Consolidated Balance Sheets as of December 31, 2007 and 2006

—Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

—Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

—Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

—Notes to Consolidated Financial Statements

2. Financial Statement Schedules—Not applicable.

(b)	Exhibits

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

Exhibit No.	Exhibit
10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

Exhibit No.	Exhibit
10.20	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

10.33	T-Rex Cafe, Inc. Stockholders Agreement (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2006)

10.34	Stock Purchase Agreement By and Among JCS Holdings, LLC, LSRI Holdings, Inc and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2006)

*10.35	First Supplemental Indenture, dated as of October 29, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association.

Exhibit No.	Exhibit
*10.36	Second Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association.

*10.37	Indenture, dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. as issuer, The Subsidiary Guarantors, as Guarantors and U.S. Bank National Association.

*10.38	First Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association.

10.39	First Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

10.40	Second Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

*12.1	Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Grant Thornton LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(b)

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Landry’s Restaurants, Inc.

We have audited Landry’s Restaurants, Inc. and subsidiaries’ (a Delaware holding company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landry’s Restaurants, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Landry’s Restaurants, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Landry’s Restaurants, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion.

/s/    Grant Thornton LLP

Houston, Texas

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Landry’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Landry’s Restaurants, Inc. and subsidiaries (a Delaware holding company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landry’s Restaurants, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion.

/s/    Grant Thornton LLP

Houston, Texas

March 14, 2008

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,601,246	$31,268,942
Accounts receivable—trade and other, net	24,280,859	26,468,256
Inventories	35,330,911	40,169,384
Deferred taxes	21,647,642	17,044,462
Assets related to discontinued operations	10,010,719	28,974,087
Other current assets	12,648,177	21,594,786

Total current assets	143,519,554	165,519,917

PROPERTY AND EQUIPMENT, net	1,250,071,416	1,197,784,607
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	39,146,222	39,264,330
OTHER ASSETS, net	51,717,790	43,815,550

Total assets	$1,502,982,529	$1,464,911,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,887,821	$76,877,883
Accrued liabilities	137,737,650	133,063,127
Income taxes payable	843,045	759,891
Current portion of long-term notes and other obligations	87,243,013	748,122
Liabilities related to discontinued operations	3,991,295	4,126,982

Total current liabilities	304,702,824	215,576,005

LONG-TERM NOTES, NET OF CURRENT PORTION	801,427,868	710,456,197
OTHER LIABILITIES	79,952,764	44,172,286

Total liabilities	1,186,083,456	970,204,488

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,147,745 and 22,132,795, shares issued and outstanding, respectively	161,478	221,328
Additional paid-in capital	218,350,471	331,320,290
Retained earnings	114,965,728	163,165,845
Accumulated other comprehensive loss	(16,578,604)	—

Total stockholders’ equity	316,899,073	494,707,463

Total liabilities and stockholders’ equity	$1,502,982,529	$1,464,911,951

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
REVENUES	$1,171,923,166	$1,114,212,840	$877,277,987
OPERATING COSTS AND EXPENSES:
Cost of revenues	259,891,776	253,212,763	227,787,364
Labor	379,445,137	362,010,262	262,795,261
Other operating expenses	295,797,666	281,955,346	217,561,913
General and administrative expense	55,755,985	57,977,361	47,442,596
Depreciation and amortization	65,726,983	56,267,100	43,701,459
Asset impairment expense	—	3,518,776	—
Pre-opening expenses	3,951,238	5,275,714	3,029,574

Total operating costs and expenses	1,060,568,785	1,020,217,322	802,318,167

OPERATING INCOME	111,354,381	93,995,518	74,959,820
OTHER EXPENSE (INCOME):
Interest expense, net	72,321,952	49,138,695	31,207,629
Other, net	(2,227,503)	(2,423,303)	6,270

Total other expense	70,094,449	46,715,392	31,213,899

Income from continuing operations before income taxes	41,259,932	47,280,126	43,745,921
Provision for income taxes	13,987,324	13,202,545	13,736,453

Income from continuing operations	27,272,608	34,077,581	30,009,468
Income (loss) from discontinued operations, net of taxes	(9,160,814)	(55,847,304)	14,805,568

Net income (loss)	$18,111,794	$(21,769,723)	$44,815,036

EARNINGS (LOSS) PER SHARE INFORMATION:

BASIC:
Income from continuing operations	$1.45	$1.60	$1.35
Income (loss) from discontinued operations	(0.49)	(2.62)	0.66

Net income (loss)	$0.96	$(1.02)	$2.01

Weighted average number of common shares outstanding	18,850,000	21,300,000	22,300,000
DILUTED:
Income from continuing operations	$1.41	$1.55	$1.30
Income (loss) from discontinued operations	(0.48)	(2.54)	0.65

Net income (loss)	$0.93	$(0.99)	$1.95

Weighted average number of common shares and common share equivalents outstanding	19,400,000	22,000,000	23,000,000

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE, December 31, 2004	25,607,573	$256,076	$406,029,294	$194,611,596	$—	$600,896,966
Net income	—	—	—	44,815,036	—	44,815,036
Dividends paid	—	—	—	(4,611,364)	—	(4,611,364)
Purchase of common stock held for treasury	(4,823,986)	(48,240)	(88,209,338)	(45,521,202)	—	(133,778,780)
Exercise of stock options	710,236	7,102	8,571,588	—	—	8,578,690
Tax benefit on stock option exercises	—	—	180,420	—	—	180,420
Issuance of restricted stock	100,000	1,000	(1,000)	—	—	—
Amortization of deferred compensation	—	—	689,493	—	—	689,493

BALANCE, December 31, 2005	21,593,823	215,938	327,260,457	189,294,066	—	516,770,461
Net loss	—	—	—	(21,769,723)	—	(21,769,723)
Dividends paid	—	—	—	(4,358,498)	—	(4,358,498)
Purchase of common stock held for treasury	(210,733)	(2,107)	(6,017,531)	—	—	(6,019,638)
Exercise of stock options	264,785	2,648	2,737,117	—	—	2,739,765
Tax benefit on stock option exercises	—	—	64,808	—	—	64,808
Stock based compensation expense and income tax benefit	—	—	7,280,288	—	—	7,280,288
Issuance of restricted stock	484,920	4,849	(4,849)	—	—	—

BALANCE, December 31, 2006	22,132,795	221,328	331,320,290	163,165,845	—	494,707,463
Cumulative effect of adopting FIN 48	—	—	—	(982,880)	—	(982,880)
Comprehensive income:
Net income	—	—	—	18,111,794	—	18,111,794
Loss on interest rate swaps, net of tax benefit of $8,886,940	—	—	—	—	(16,578,604)	(16,578,604)

Total comprehensive income	—	—	—	—	—	1,533,190
Dividends paid	—	—	—	(3,995,295)	—	(3,995,295)
Purchase of common stock held for treasury	(6,317,400)	(63,174)	(120,487,247)	(61,333,736)	—	(181,884,157)
Exercise of stock options	228,955	2,290	2,721,122	—	—	2,723,412
Stock based compensation expense	—	—	4,797,340	—	—	4,797,340
Issuance of restricted stock	107,335	1,073	(1,073)	—	—	—
Forfeiture of restricted stock	(3,940)	(39)	39	—	—	—

BALANCE, December 31, 2007	16,147,745	$161,478	$218,350,471	$114,965,728	$(16,578,604)	$316,899,073

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,111,794	$(21,769,723)	$44,815,036
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,614,904	73,263,258	63,492,747
Asset impairment expense	9,887,752	80,077,544	—
Deferred tax provision (benefit)	4,052,865	(29,322,911)	9,698,299
Stock-based compensation expense	4,797,340	7,609,674	689,493
Amortization of debt issuance costs	11,535,268	2,228,093	1,748,852
Gain on sale of marketable securities	(1,278,204)	—	—
Gain on disposition of assets	(18,918,416)	(431,713)	(523,859)
Non-cash loss on interest rate swaps	5,374,868	—	—
Deferred rent and other charges (income), net	521,699	(2,505,917)	(1,386,195)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in trade and other receivables	2,234,777	(5,014,349)	2,136,302
(Increase) decrease in inventories	4,941,143	11,078,135	(1,862,207)
(Increase) decrease in other assets	(4,382,369)	(333,641)	434,688
Increase (decrease) in accounts payable and accrued liabilities	560,921	10,754,012	31,812,862

Total adjustments	85,942,548	147,402,185	106,240,982

Net cash provided by operating activities.	104,054,342	125,632,462	151,056,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(125,098,484)	(205,556,304)	(118,487,055)
Proceeds from disposition of property and equipment	47,408,833	189,911,436	4,049,764
Purchase of marketable securities	(5,331,308)	—	—
Proceeds from the sale of securities	6,609,512	—	—
Business acquisitions, net of cash acquired	—	(7,860,857)	(135,487,498)

Net cash used in investing activities	(76,411,447)	(23,505,725)	(249,924,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(181,884,157)	(2,812,893)	(125,651,865)
Proceeds from exercise of stock options	2,723,412	2,739,765	451,775
Proceeds from debt issuance	375,000,000	—	—
Payments of debt and related expenses, net	(193,217,934)	(111,214,325)	(19,010,143)
Debt issuance costs	(15,362,308)	—	—
Proceeds from credit facility	258,815,778	432,649,258	125,000,000
Payments on credit facility	(261,390,087)	(427,076,664)	(39,488,102)
Dividends paid	(3,995,295)	(4,358,498)	(4,611,364)

Net cash used in financing activities	(19,310,591)	(110,073,357)	(63,309,699)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,332,304	(7,946,620)	(162,178,470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,268,942	39,215,562	201,394,032

CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,601,246	$31,268,942	$39,215,562

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$68,943,347	$61,866,319	$45,297,362
Income taxes	$10,241,380	$11,381,720	$4,838,396

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names Landry’s Seafood House, The Crab House, Charley’s Crab, The Chart House and Saltgrass Steak House. In addition, we own and operate domestic and license international rainforest themed restaurants under the trade name Rainforest Cafe.

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

Sales Taxes

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation) (EITF 06-3). The scope of EITF 06-03 covers any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-03 provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. We adopted EITF 06-03 on January 1, 2007 with no impact on our financial position or results of operations. Except for gross receipts tax on liquor sales in certain jurisdictions, our policy is to present these taxes net. The tax amounts included in revenues and expenses are not significant.

Accounts Receivable

Accounts receivable is comprised primarily of amounts due from our credit card processor, receivables from national storage and distribution companies and, casino and hotel receivables. The receivables from national

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories

Inventories consist primarily of food and beverages used in restaurant operations and complementary retail goods and are recorded at the lower of cost or market value as determined by the average cost for food and beverages and by the retail method on the first-in, first-out basis for retail goods. Inventories consist of the following:

	December 31,
	2007	2006
Food and beverage	$18,914,304	$24,955,795
Retail goods	16,416,607	15,213,589

	$35,330,911	$40,169,384

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

Interest is capitalized in connection with construction and development activities, and other real estate development projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During 2007, 2006 and 2005, we capitalized interest expense of approximately $3.6 million, $3.9 million and $1.6 million, respectively.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising

Advertising costs are expensed as incurred during such year. Advertising expenses were $12.7 million, $32.3 million and $33.5 million, in 2007, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

Goodwill and trademarks are not amortized, but instead tested for impairment at least annually. Other intangible assets are amortized over their expected useful life or the life of the related agreement.

	December 31,
	2007	2006
Intangible assets subject to amortization:
Customer lists	$3,400,000	$3,400,000
Other	675,000	675,000

	4,075,000	4,075,000
Accumulated amortization:
Customer lists	768,778	428,778
Other	616,805	571,805

	1,385,583	1,000,583

Net intangible assets subject to amortization	2,689,417	3,074,417
Indefinite lived intangible assets:
Goodwill	18,527,547	18,527,547
Trademarks	36,456,805	36,189,913

	54,984,352	54,717,460

Total	$57,673,769	$57,791,877

Amortization expense relating to intangibles was $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable, variable rate debt and accrued liabilities approximate the carrying amounts due to their short maturities. The fair value of our fixed rate long-term debt instruments are estimated based on quoted market prices, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for comparable debt instruments. The estimated fair values of our fixed rate, long-term debt, including the current portions, are as follows:

	December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
9.5% Senior Notes due December 2014	$395,662,000	$391,499,301	$—	$—
7.5% Senior Notes due December 2014	4,338,000	3,928,059	400,000,000	390,860,714
8.75% senior secured notes due December 2011	—	—	158,391,867	161,837,460
7.0% Seller note due November 2010	4,000,000	3,725,719	4,000,000	4,000,000
9.39% non-recourse note payable due May 2010	10,626,942	10,585,249	10,826,014	11,509,281

	$414,626,942	$409,738,328	$573,217,881	$568,207,455

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for fair value or cash flow accounting treatment. We utilize interest rate swap agreements to manage our exposure to interest rate risk. Prior to 2007, all of our interest rate swap agreements qualified as fair value hedges and were recorded at fair value. As such, the gains or losses on those swaps were offset by corresponding gains or losses on the related debt. During 2007, we entered into additional interest rate swap agreements, some of which qualify as cash flow hedges. As such, any changes in the fair value of these hedges are recognized in other comprehensive income (loss). The remaining swaps have not been designated as hedges. See Note 6 for a detailed discussion of our hedging activities.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

We consider investments with a maturity of three months or less when purchased to be cash equivalents.

Income Taxes

We follow the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 9 for additional information.

Share-Based Compensation

Prior to January 1, 2006, we accounted for awards granted under our stock-based employee compensation plans following the recognition and measurement principles of Accounting Principles Bulletin Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized when the option price is equal to the market price of the underlying stock on the date of award. We generally did not recognize compensation expense in connection with stock option awards to employees, directors and officers under our plans. Under the provisions of SFAS 123, the pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in the income statement for restricted stock awards over the vesting period of the award.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123-R), using the modified prospective application method. Under this transition method, we record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remained outstanding at the date of adoption. The amount of compensation cost recognized is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated. See Note 8 for additional information.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. There is a one year deferral of the implementation of SFAS 157 for other non-financial assets and liabilities. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, SFAS 141R requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The implementation of this guidance will affect our results of operations and financial position after its effective date only to the extent we complete business combinations and therefore the impact can not be determined at this time.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes the accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We will adopt SFAS 160 beginning January 1, 2009 and are currently evaluating the impact that this pronouncement may have on our consolidated financial statements

2.  DISCONTINUED OPERATIONS

During the third quarter of 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack units. During 2007, several additional locations were added to our disposal plan. The results of operations for all stores included in our disposal plan have been reclassified as discontinued operations in our statements of income, balance sheets and segment information for all periods presented.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 17, 2006, we completed the sale of 120 Joe’s restaurants to an unaffiliated entity for approximately $192.0 million, including the assumption of certain working capital liabilities to be finalized in 2008. In connection with the sale we recorded pre-tax impairment charges and a loss on disposal totaling $49.2 million.

We recorded additional pre-tax impairment charges totaling $9.9 million and $30.1 million for the year ended December 31, 2007 and 2006, respectively, to write down carrying values of assets pertaining to the remaining stores included in our disposal plan. We expect to sell the land and improvements belonging to these remaining restaurants, or abandon those locations, within the next 12 months.

In connection with the disposal plan, we recorded pre-tax charges of $1.7 million for the year ended December 31, 2006 for lease termination and other store closure costs. These charges are included in discontinued operations.

The results of discontinued operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005
Revenues	$11,241,424	$320,117,814	$377,527,684
Income (loss) from discontinued operations before income taxes	(14,093,560)	(91,552,957)	21,677,259
Income tax (benefit) on discontinued operations	(4,932,746)	(35,705,653)	6,871,691

Net income (loss) from discontinued operations	$(9,160,814)	$(55,847,304)	$14,805,568

Interest expense is allocated to discontinued operations based on the ratio of net assets to be discontinued to consolidated net assets. For the years ended December 31, 2007, 2006 and 2005, respectively, interest expense related to discontinued operations was $0.1 million, $12.5 million and $10.2 million.

The assets and liabilities of the discontinued operations are presented separately in the Consolidated Balance Sheets and consist of the following:

	Year Ended December 31,
	2007	2006
Assets:
Current assets	$284,828	$463,689
Property, plant and equipment, net	9,724,240	28,401,958
Other assets	1,651	108,440

Assets related to discontinued operations	$10,010,719	$28,974,087

Liabilities:
Accounts payable and accrued expenses	$3,506,502	$3,389,915
Other liabilities	484,793	737,067

Liabilities related to discontinued operations	$3,991,295	$4,126,982

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year Ended December 31, 2005
Revenue	$1,034,058,801
Net income	$45,588,282
Basic earnings per share	$1.95
Diluted earnings per share	$1.90

The pro forma financial information is not necessarily indicative of the combined results of operations had the transaction occurred on January 1, 2005 or the results of operations that may be obtained in the future.

On February 24, 2006, we acquired 80% of T-Rex Cafe, Inc. from Schussler Creative, Inc. (SCI). The agreement with SCI further provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us upon certain conditions for up to $35.0 million. In such event, combined profits from all stores would have to exceed $20.0 million. In addition, we have agreed to guarantee the funding for the construction, development and pre-opening of at least three T-Rex Cafes and one Asian themed eatery over the next three to four years in an amount estimated to be approximately $48.0 million. The first of such units opened in July 2006 in Kansas City, Kansas.

T-Rex, through a wholly-owned subsidiary, on February 24, 2006, signed two lease agreements with Walt Disney World Hospitality and Recreation Corporation, one for T-Rex at Downtown Disney World (expected to open in 2008) and the other for Yak and Yeti, an Asian themed eatery at Disney’s Animal Kingdom Theme Park that opened in November 2007.

4.  PROPERTY AND EQUIPMENT AND OTHER CURRENT ASSETS

Property and equipment is comprised of the following:

	December 31,
	2007	2006
Land	$266,353,085	$264,757,749
Buildings and improvements	550,185,139	494,898,111
Furniture, fixtures and equipment	316,971,409	275,801,938
Leasehold improvements	408,810,343	382,180,624
Construction in progress	12,150,593	23,983,197

	1,554,470,569	1,441,621,619
Less—accumulated depreciation	(304,399,153)	(243,837,012)

Property and equipment, net	$1,250,071,416	$1,197,784,607

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

As a result of our strategic review of operations in 2006, we identified certain Joe’s Crab Shack restaurants that we believed were suitable for conversion into other Landry’s concepts. Based on our review we recorded impairment charges of $3.5 million for the year ended December 31, 2006 to impair certain assets relating to these conversion units to reflect our best estimates of their fair market value. We took no impairment charges in the years ended December 31, 2007 and 2005.

Other current assets are comprised of the following:

	December 31,
	2007	2006
Prepaid expenses	$9,255,944	$5,396,418
Assets held for sale (expected to be sold within one year)	—	12,437,726
Deposits	3,392,233	3,760,642

	$12,648,177	$21,594,786

Other income, net for 2007 was $2.2 million and includes a $15.1 million gain on the sale of a single restaurant location offset by expenses associated with exchanging the 7.5% Senior Notes for 9.5% Senior Notes, as well as call premiums and expenses associated with refinancing the Golden Nugget debt. Other income, net for 2006 was $2.4 million and consisted primarily of gains recognized on the sale of a restaurant property and insurance proceeds. Other expense, net for 2005 was not material.

5.  ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	Year Ended December 31,
	2007	2006
Payroll and related costs	$32,962,213	$31,400,053
Rent and insurance	29,991,916	29,645,460
Taxes, other than payroll and income taxes	19,129,127	17,164,702
Deferred revenue (gift cards and certificates)	17,847,319	17,374,080
Accrued interest	3,532,611	5,008,244
Casino deposits, outstanding chips and other gaming	9,578,075	9,235,038
Other	24,696,389	23,235,550

	$137,737,650	$133,063,127

6.  DEBT

On July 24, 2007, we were notified by the Trustee under the Indenture covering our $400.0 million 7.5% Senior Notes (the “Senior Notes”), that as a result of not filing with the SEC and delivering to the Trustee our

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Form 10-K for the year ended December 31, 2006 within the time frame set forth in the rules and regulations of the SEC, the Trustee, upon direction of a majority of the note holders, declared the unpaid principal and interest on the Notes due and payable immediately. On August 29, 2007, we entered into a Stipulation of Settlement with U.S. Bank, National Association, Indenture Trustee under our $400.0 million Senior Notes and certain note holders whereby the previous acceleration of the Notes was rescinded and annulled. In connection with the settlement, we agreed to commence an exchange offering on or before October 1, 2007 to exchange the Notes for Senior Exchange Notes (the “New Notes”) with an interest rate of 9.5%, an option for the Company to redeem the New Notes at 1% above par from October 29, 2007 to February 28, 2009 and an option for the note holders to redeem the New Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the Senior Notes being exchanged. We also agreed to pay certain fees and costs and dismissed the pending litigation we had previously instituted against the Indenture Trustee and certain note holders. As a result of the exchange, we recorded charges during the third quarter of 2007 of $7.9 million, included in interest expense, for deferred loan costs previously being amortized over the term of the 7.5% notes and $3.0 million, included in other income/expense, related to the payment of a consent fee. In connection with issuing the New Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the New Notes be redeemed by the note holders, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance. As a result, the amounts borrowed under the Bank Credit Facility are recorded as current liabilities.

In June 2007, our wholly owned unrestricted subsidiary, GN, completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread, 2.0% and 0.75%, respectively, at December 31, 2007. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at December 31, 2007. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity.

GN’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility. The proceeds from the credit facility were used to repay all of GN’s outstanding debt, including its 8.75% senior secured notes due December 2011, plus the outstanding balance of approximately $10.0 million on its former $43.0 million revolving credit facility. In addition, the proceeds were used to pay a dividend to one of our unrestricted subsidiaries of $187.5 million, associated tender premiums of approximately $8.8 million due to the early redemption of the 8.75% senior secured notes due December 2011, plus accrued interest and related transaction fees and expenses.

The GN debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of December 31, 2007, GN was in compliance with all such covenants.

The 8.75% senior secured notes due December 2011 were assumed with the 2005 acquisition of GN at a fair value of $159.3 million. In May 2007 we announced a cash tender offer for the entire $155.0 million principal

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount outstanding under the 8.75% senior secured notes due December 2011. We subsequently received tenders and consents of holders with respect to $149.5 million, or 96.5%, of the principal amount outstanding. The total consideration, excluding accrued and unpaid interest, to be paid for each $1,000 principal amount of Notes validly tendered was $1,059. The total consideration was determined using a yield equal to a fixed spread of 50 basis points plus the bid-side yield to maturity of the 4.25% U.S. Treasury Note due November 30, 2007.

Consistent with our policy to manage our exposure to interest rate risk, and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps with notional amounts covering all of the first and second lien borrowings of GN. The hedges are designed to convert the lien facilities’ floating interest rates to fixed interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133, Accounting for Derivative Instruments and Hedging Activities as amended (SFAS 133). These swaps mirror the terms of the underlying debt and reset using the same index and terms. At December 31, 2007, unrealized losses, net of income taxes, related to these hedges totaled $16.6 million and are included in accumulated other comprehensive loss in the consolidated balance sheet. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges, and therefore the change in fair market value is reflected as other income/expense in the consolidated financial statements. A non-cash loss associated with these swaps of approximately $5.4 million was recorded for the year ended December 31, 2007.

In December 2004, we entered into a $450.0 million “Bank Credit Facility” and “Term Loan” consisting of a $300.0 million revolving credit facility and a $150.0 million term loan. In November 2006, we utilized proceeds from the Joe’s sale to pay down approximately $109.5 million on the term loan, leaving a balance outstanding of approximately $37.8 million as of December 31, 2006. In September 2007, we repaid the term loan. The revolving credit facility matures in December 2009 and bears interest at Libor or the bank’s base rate plus a financing spread, 1.5% for Libor and 0.5% for base rate borrowings at December 31, 2007. In addition, the revolving credit facility requires a commitment fee on the unfunded portion. The financing spread and commitment fee increases or decreases based on a financial leverage ratio as defined in the credit agreement. We and certain of our 100% owned guarantor subsidiaries granted liens on substantially all real and personal property as security under the Bank Credit Facility.

Concurrent with the $450.0 million Bank Credit Facility, we issued $400.0 million in 7.5% senior notes through a private placement which are due in December 2014. The notes are general unsecured obligations and require semi-annual interest payments in June and December. On June 16, 2005, we completed an exchange offering whereby substantially all of the senior notes issued under the private placement were exchanged for senior notes registered under the Securities Act of 1933.

Net proceeds from the $450.0 million Bank Credit Facility and Term Loan and $400.0 million in 7.5% senior notes totaled $536.6 million and were used to repay all outstanding liabilities under the Former Bank Credit Facility and $150.0 million in senior notes. These debt repayments resulted in a pre-tax charge of $16.6 million in the fourth quarter of 2004.

In connection with the 7.5% senior notes, we entered into two interest swap agreements aggregating $100.0 million notional value with the objective of managing our exposure to interest rate risk and lowering interest expense. The swaps effectively converted $100.0 million of the fixed rate 7.5% senior notes to a variable rate by entering into “receive fixed/pay variable swaps.” As a result of the Exchange Offer, these swaps were no longer considered effective hedges and the change in their fair value was recorded in other income/expense. During the fourth quarter of 2007, we settled these swaps resulting in a $2.3 million gain recorded in other income/expense on our consolidated statements of income.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At December 31, 2007, we were in compliance with all such covenants. As of December 31, 2007, our average interest rate on floating-rate debt was 7.5%, we had approximately $19.2 million in letters of credit outstanding, and our available borrowing capacity was $231.8 million.

Principal payments for all long-term debt aggregate $87.2 million in 2008, $400.1 million in 2009, $22.3 million in 2010, $7.8 million in 2011, $7.5 million in 2012, and $363.8 million thereafter.

Long-term debt is comprised of the following:

	December 31,
	2007	2006
$300.0 million Bank Syndicate Credit Facility, Libor + 1.5% interest only, due December 2009	$87,000,000	$71,771,982
$150.0 million Term loan facility, Libor + 1.75%, interest paid quarterly, $97,000 principal paid quarterly, due December 2010	—	37,832,754
$400.0 million Senior Notes, 9.5% interest only, due December 2014	395,662,000	—
$400.0 million Senior Notes, 7.5% interest only, due December 2014	4,338,000	400,000,000
$50.0 million revolving credit facility, Libor + 2.0%, due June 2013	12,000,000	—
$330.0 million First Lien Term Loan, Libor +2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2014	210,000,000	—
$165.0 million Second Lien Term Loan, Libor +3.25%, interest only, due December 2014	165,000,000	—
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,626,942	10,826,014
Other long-term notes payable with various interest rates, principal and interest paid monthly	43,939	230,047
$155.0 million GN senior secured notes, 8.75% interest only, due December 2011	—	158,391,867
$43.0 million GN senior secured revolving credit facility, Libor + 2.0%, interest only, due January 2009	—	29,802,331
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000
Interest rate swaps	—	(1,650,676)

Total debt	888,670,881	711,204,319
Less current portion	(87,243,013)	(748,122)

Long-term portion	$801,427,868	$710,456,197

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

In connection with our stock buy back programs, we repurchased into treasury approximately 6,317,000 shares, 211,000 shares and 4,824,000 shares of common stock for approximately $181.9 million, $6.0 million and $133.8 million in 2007, 2006 and 2005, respectively. Cumulative repurchases as of December 31, 2007 were 24.0 million shares at a cost of approximately $472.4 million.

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

A reconciliation of the amounts used to compute earnings per share is as follows:

	Year Ended December 31,
	2007	2006	2005
Income from continuing operations	$27,272,608	$34,077,581	$30,009,468
Income (loss) from discontinued operations, net of taxes	(9,160,814)	(55,847,304)	14,805,568

Net income (loss)	$18,111,794	$(21,769,723)	$44,815,036

Weighted average common shares outstanding—basic	18,850,000	21,300,000	22,300,000
Dilutive common stock equivalents:
Stock options	500,000	670,000	685,000
Restricted stock	50,000	30,000	15,000

Weighted average common and common share equivalents outstanding—diluted	19,400,000	22,000,000	23,000,000

Earnings (loss) per share—basic
Income from continuing operations	$1.45	$1.60	$1.35
Income (loss) from discontinued operations, net of taxes	(0.49)	(2.62)	0.66

Net income (loss)	$0.96	$(1.02)	$2.01

Earnings (loss) per share—diluted
Income from continuing operations	$1.41	$1.55	$1.30
Income (loss) from discontinued operations, net of taxes	(0.48)	(2.54)	0.65

Net income (loss)	$0.93	$(0.99)	$1.95

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.  STOCK-BASED COMPENSATION

We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted with stockholder approval.

The Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan authorizes the issuance of up to 2,162,500 shares. This plan allows awards of non-qualified stock options, which may include stock appreciation rights, to our consultants, employees and non-employee directors. The plan is administered by our Compensation Committee. Terms of the award, such as vesting and exercise price, are to be determined by the Compensation Committee and set forth in the grant agreement for each award.

We maintained two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options were granted to eligible employees and non-employee directors of the Company or its subsidiaries for the purchase of an aggregate of 2,750,000 shares of our common stock. The Stock Option Plans were administered by the Compensation Committee of the Board of Directors (the Committee), which determined at its discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. Options are no longer issued under either plan, however, options previously issued under the stock option plans are still outstanding.

We also maintained the 1995 Flexible Incentive Plan, which was adopted in 1995, (the “Flex Plan”), as amended, for our key employees. Under the Flex Plan eligible employees received stock options, stock appreciation rights, restricted stock, performance awards, performance stock or other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock issued under the Flex Plan (or with respect to which awards may be granted) were not in excess of 2,000,000 shares. Options are no longer issued under the Flex Plan, however, options previously issued are still outstanding.

We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted without stockholder approval.

The Landry’s Restaurants, Inc. 2003 Equity Incentive Plan authorizes the issuance of up to 700,000 shares. This plan allows awards of both qualified and non-qualified stock options, restricted stock, cash equivalent values, and tandem awards to employees. The plan is administered by our Compensation Committee. Terms of the award, such as vesting and exercise price, are to be determined by the Compensation Committee and set forth in the grant agreement for each award.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2007, 3,335 restricted common shares were issued to a key employee vesting ratably over five years and on September 27, 2007, 4,000 restricted common shares were granted to non-employee directors vesting ratably over two years. The unamortized balance of non-vested restricted common stock grants is amortized to expense over the vesting periods.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (SFAS 123R). SFAS 123R requires the recognition of the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Prior to January 1, 2006, we accounted for awards granted under our stock-based employee compensation plans following the recognition and measurement principles of Accounting Principles Bulletin Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized when the option price is greater than or equal to the market price of the underlying stock on the date of grant. We generally did not recognize compensation expense in connection with stock option awards to employees, directors and officers under our plans. Under the provisions of SFAS 123, the pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in the income statement for restricted stock awards over the vesting period of the award.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this transition method, we record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remained outstanding at the date of adoption. The amount of compensation cost recognized was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated upon adoption of 123R.

For the years ended December 31, 2007, 2006 and 2005, total stock-based compensation expense recognized was $4.8 million, $7.3 million, and $0.7 million, respectively. These charges are included in general and administrative expense for the respective years. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had we adopted the fair value method of SFAS No. 123 prior to January 1, 2006, our net income and earnings per share would have been as follows:

Year ended December 31, 2005
Net income, as reported	$44,815,036
Less: pro forma stock option compensation expense, net of tax	(1,625,000)

$43,190,036

Pro forma net income
Earnings per share:
Basic—as reported	$2.01
Basic—pro forma	$1.94
Diluted—as reported	$1.95
Diluted—pro forma	$1.88

Stock option plan activity for the year ended December 31, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding January 1, 2007	1,541,955	$16.86
Granted	—	—
Exercised	(228,955)	11.79
Canceled or expired	(7,706)	21.52

Options outstanding December 31, 2007	1,305,294	$17.72	4.5	$2,585,083

Options exercisable December 31, 2007	1,199,994	$17.21	4.4	$2,990,017

No options were granted during 2007, 2006 or 2005. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $4.2 million, $3.7 million and $11.2 million, respectively.

Restricted stock activity for the year ended December 31, 2007 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2007	784,920	$28.92
Granted	107,335	$31.07
Vested	(24,338)	$34.25
Canceled or expired	(3,940)	$35.00

Non-vested as of December 31, 2007	863,977	$29.01

As of December 31, 2007, there was $18.9 million of unrecognized compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 6.2 years.

Cash proceeds received from options exercised was $2.7 million for both years ended December 31, 2007 and 2006, and $0.5 million for the year ended 2005.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  INCOME TAXES

An analysis of the provision for income taxes for continuing operations for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
Tax provision:
Current income taxes	$12,908,163	$6,456,667	$2,524,321
Deferred income taxes	1,079,161	6,745,878	11,212,132

Total provision	$13,987,324	$13,202,545	$13,736,453

Our effective tax rate, for the years ended December 31, 2007, 2006, and 2005, differs from the federal statutory rate as follows:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
FICA tax credit	(14.8)	(12.6)	(10.7)
State income tax, net of federal tax benefit	7.0	3.9	3.8
Recognition of tax carryforward assets and other tax attributes	—	(6.7)	(0.5)
Other	6.7	8.3	3.8

	33.9%	27.9%	31.4%

Deferred income tax assets and liabilities as of December 31, 2007 and 2006 are comprised of the following:

	2007	2006
Deferred Income Taxes:
Current assets—accruals and other	$21,648,000	$17,044,000
Non-current assets:
AMT credit, FICA credit carryforwards, and other	$46,721,000	$34,980,000
Federal net operating loss carryforwards	22,880,000	25,371,000
Deferred rent and unfavorable leases	5,338,000	9,151,000
Valuation allowance for NOL and credit carryforwards	(7,339,000)	(7,886,000)

Non-current deferred tax asset	67,600,000	61,616,000
Non-current liabilities—property and other	(62,674,000)	(59,935,000)

Net non-current tax asset (liability)	$4,926,000	$1,681,000

Total net deferred tax asset (liability)	$26,574,000	$18,725,000

At December 31, 2007 and 2006, we had operating loss carryovers for Federal Income Tax purposes of $61.5 million and $68.3 million, respectively, which expire in 2019 through 2025. These operating loss carryovers, credits, and certain other deductible temporary differences, are related to the acquisitions of Rainforest Cafe and Saltgrass Steak House, and their utilization is subject to Section 382 limits. Because of these limitations, we established a valuation allowance against a portion of these deferred tax assets to the extent it was more likely than not that these tax benefits will not be realized. In 2006 and 2005, there was a reduction of the valuation allowance and deferred tax liabilities aggregating $0.6 million and $1.1 million, respectively. The valuation allowance and certain deferred tax liabilities were reduced for current year projected NOL utilization or expiration.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2006, Texas enacted a new law that changed the existing franchise tax with a “margin” based franchise tax. The margin tax is effective January 1, 2007 and affects a wide range of entities doing business in Texas. The tax is assessed at 1% of taxable margin apportioned to Texas, with the exception for those entities engaged in retail or considered eating and drinking establishments, which have a reduced rate of 0.5%. We believe that current operations will meet the requirements to obtain the reduced margin tax rate. In accordance with SFAS 109, we have recalculated our deferred tax assets and liabilities based on the change in tax law. The effect of the Margin Tax decreased our net deferred tax position resulting in approximately a $0.2 million reduction in the deferred state income tax provision for the year ended December 31, 2006.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). In connection with the adoption of FIN 48, we recognized an increase of approximately $1.0 million to our tax reserves for uncertain positions, which was accounted for as a reduction to retained earnings as of January 1, 2007. As of January 1, 2007, we had approximately $10.3 million of unrecognized tax benefits, including $1.7 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$10,323,575
Additions based on tax positions related to the current year	1,299,027
Additions for tax positions of prior years	3,460,957
Reductions for tax positions of prior years	(1,020,674)
Settlements	—

Balance at December 31, 2007	$14,062,885

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2007, we recognized approximately $0.3 million in interest and/or penalties. We had approximately $2.0 million and $1.7 million accrued for the payment of interest and/or penalties at December 31, 2007 and January 1, 2007, respectively.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, we pay taxes, insurance and maintenance costs in addition to the rent payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $54.4 million, $61.3 million and $57.5 million, during the years ended December 31, 2007, 2006, and 2005, respectively. Percentage rent included in rent expense was $15.4 million, $14.8 million and $13.8 million, for 2007, 2006, and 2005, respectively. In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future defaults under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and cash flows.

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

The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 2007 are as follows:

2008	$37,835,182
2009	35,854,668
2010	33,149,515
2011	29,219,874
2012	26,832,038
Thereafter	230,824,660

$393,715,937

Building Commitments

As of December 31, 2007, we had future development, land purchases and construction commitments expected to be expended within the next twelve months of approximately $26.7 million, including completion of construction of certain new restaurants. We expect to incur approximately $80.0 million related to expansion of the Golden Nugget Hotel and Casino in Las Vegas, Nevada during the next twelve months, although we are not committed to do so.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with our purchase of an 80% interest in the restaurant concept T-Rex in February 2006, we have committed to spend an estimated $48.0 million during 2006, 2007 and 2008 to complete one T-Rex restaurant in Kansas City, Kansas, construct one T-Rex restaurant as well as an Asian themed restaurant in Walt Disney World Florida theme parks and construct an additional T-Rex restaurant. Our remaining commitment as of December 31, 2007 amounts to approximately $23.0 million.

In 2003, we purchased the Flagship Hotel and Pier from the City of Galveston, Texas, subject to an existing lease. Under this agreement, we have committed to spend an additional $15.0 million to transform the hotel and pier into a 19th century style Inn and entertainment complex complete with rides and carnival type games. The property is currently occupied by a tenant and renovations are not expected to begin any earlier than 2009.

Employee Benefits and Other

We sponsor qualified defined contribution retirement plans (401(k) Plan) covering eligible salaried employees. The 401(k) Plans allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 100% of their base compensation as defined in the 401(k) Plans, to various investment funds. We match in cash at a discretionary rate which totaled $0.4 million in 2007 and $0.3 million in both 2006 and 2005. Employee contributions vest immediately while our contributions vest 20% annually beginning in the participant’s second year of eligibility for restaurant and hospitality employees and in the participant’s first year of eligibility for casino employees.

We also initiated non-qualified defined contribution retirement plans (the Plans) covering certain management employees. The Plans allow eligible employees to defer receipt of their base compensation and of their eligible bonuses, as defined in the Plans. We match in cash at a discretionary rate which totaled $0.5 million in 2007 and $0.3 million in both 2006 and 2005. Employee contributions vest immediately while our contributions vest 20% annually. We established a Rabbi Trust to fund the Plan’s obligation for the restaurant and hospitality employees. The market value of the trust assets is included in other assets, and the liability to the Plans’ participants is included in other liabilities.

Our casino employees at the Golden Nugget in Las Vegas, Nevada that are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under our obligation to these plans we recorded expenses of $12.4 million, $11.9 million and $2.2 million for the years ended 2007, 2006 and 2005, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying Consolidated Balance Sheets as of December 31, 2007 and 2006.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Immediately following the announcement of Mr. Fertitta’s offer to acquire our outstanding common stock the following lawsuits were filed.

Cause No. 2008-05211; Dennis Rice, on Behalf of Himself and all Others Similarly Situated v. Landry’s Restaurants, Inc., et al; In the 157th Judicial District Court of Harris County, Texas was filed January 28, 2008.

Cause No. 2008-07100; Steamfitters Local 449 Pension Fund, Individually and on Behalf of all Others Similarly Situated v. Landry’s Restaurants, Inc., et al.; In the 11th Judicial District Court of Harris County, Texas was filed February 1, 2008.

Cause No. 2008-07484; Robert Reynolds v. Landry’s Restaurants, Inc., et al.; In the 113th Judicial District Court of Harris County, Texas was filed on February 5, 2008.

Cause No. 2008-007677; Robert Caryer, on Behalf of Himself and all Others Similarly Situated v. Landry’s Restaurants, Inc., et al.; In the 113th Judicial District Court of Harris County, Texas was filed on February 6, 2008.

Cause No. 2008-09042; Matthew and Wendy Maschler, on Behalf of Themselves and all Others Similarly Situated v. Tilman J. Fertitta, et al.; In the 164th Judicial District Court of Harris County, Texas was filed on February 13, 2008.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rice, Steamfitters Local 449 Pension Fund, Reynolds, Caryer, and Maschler are each pled as a putative class actions in which the Company and the members of its Board of Directors are named as defendants. Plaintiffs allege that the Company and/or the members of its Board of Directors have breached or will breach fiduciary duties to the Company’s shareholders with regard to the presentation or consideration of Mr. Fertitta’s proposal to acquire all of the Company’s outstanding common stock. Caryer purports to assert an additional claim of alleged aiding and abetting breach of fiduciary duty against the Company. Maschler purports to assert an additional claim for indemnification. Plaintiffs’ also seek to enjoin in some form the consideration or acceptance of Mr. Fertitta’s proposal. The amount of damages initially sought is not indicated by any plaintiff. The Company intends to contest these matters vigorously.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

11.  SEGMENT INFORMATION

Our operating segments are aggregated into reportable business segments based primarily on the similarity of their economic characteristics, products, services, and delivery methods. Following the acquisition of the Golden Nugget Hotels and Casinos on September 27, 2005 (Note 3), it was determined that we operate two reportable business segments as follows:

Restaurant and Hospitality

Our restaurants operate primarily under the names of Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, The Crab House, Charley’s Crab and The Chart House. As of December 31, 2007, we owned and operated 179 full-service and limited-service restaurants in 28 states. We are also engaged in the ownership and operation of select hospitality and entertainment businesses that complement our restaurant operations and provide our customers with unique dining, leisure and entertainment experiences.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the segments are the same as described in Note 1. We evaluate segment performance based on unit level profit, which excludes general and administrative expense, depreciation expense, net interest expense and other non-operating income or expense. Financial information by reportable business segment is as follows:

	Year Ended December 31,
	2007	2006	2005
Revenue:
Restaurant and Hospitality	$905,989,180	$882,834,775	$811,637,260
Gaming	265,933,986	231,378,065	65,640,727

	$1,171,923,166	$1,114,212,840	$877,277,987

Unit level profit:
Restaurant and Hospitality	$172,831,529	$168,292,041	$157,301,967
Gaming	63,957,058	48,742,428	11,831,482

	$236,788,587	$217,034,469	$169,133,449

Depreciation, amortization and impairment:
Restaurant and Hospitality	$47,720,037	$47,568,116	$40,946,609
Gaming	18,006,946	12,217,760	2,754,850

	$65,726,983	$59,785,876	$43,701,459

Segment assets:
Restaurant and Hospitality	$754,689,332	$756,619,394	$1,018,786,122
Gaming	564,686,113	495,962,913	399,255,215
Corporate and other(1)	183,607,084	212,329,644	194,537,476

	$1,502,982,529	$1,464,911,951	$1,612,578,813

Capital expenditures:
Restaurant and Hospitality	$62,274,670	$100,793,632	$85,033,748
Gaming	59,954,345	94,922,458	11,391,309
Corporate and other	2,869,469	9,840,214	22,061,998

	$125,098,484	$205,556,304	$118,487,055

Income before taxes:
Unit level profit	$236,788,587	$217,034,469	$169,133,449
Depreciation, amortization and impairment	65,726,983	59,785,876	43,701,459
General and administrative	55,755,985	57,977,361	47,442,596
Pre opening expenses	3,951,238	5,275,714	3,029,574
Interest expense, net	72,321,952	49,138,695	31,207,629
Other expenses (income)	(2,227,503)	(2,423,303)	6,270

Consolidated income from continuing operations before taxes	$41,259,932	$47,280,126	$43,745,921

(1)	Includes inter-segment eliminations

12.  SUPPLEMENTAL GUARANTOR INFORMATION

In December 2004, we issued, in a private offering, $400.0 million of 7.5% senior notes due in 2014 (see Note 6). In June 2005, substantially all of these notes were exchanged for substantially identical notes in an exchange offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,265,460	$9,249,286	$26,086,500	$—	$39,601,246
Accounts receivable—trade and other, net	9,328,511	9,381,186	5,571,162	—	24,280,859
Inventories	16,868,200	14,221,506	4,241,205	—	35,330,911
Deferred taxes	17,812,916	439,191	3,395,535	—	21,647,642
Assets related to discontinued operations	7,051,961	2,958,299	459	—	10,010,719
Other current assets	3,860,967	3,490,855	5,296,355	—	12,648,177

Total current assets	59,188,015	39,740,323	44,591,216	—	143,519,554

PROPERTY AND EQUIPMENT, net	43,323,410	673,058,986	533,689,020	—	1,250,071,416
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,501,733	58,195	37,586,294	—	39,146,222
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	761,917,690	(154,241,240)	(118,527,534)	(489,148,916)	—
OTHER ASSETS, net	19,720,148	10,442,052	21,555,590	—	51,717,790

Total assets	$885,650,996	$587,585,863	$518,894,586	$(489,148,916)	$1,502,982,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,359,170	$26,631,738	$16,896,913	$—	$74,887,821
Accrued liabilities	25,118,966	71,809,502	40,809,182	—	137,737,650
Income taxes payable	843,045	—	—	—	843,045
Current portion of long-term debt and other obligations	87,043,940	—	199,073	—	87,243,013
Liabilities related to discontinued operations	—	3,924,836	66,459	—	3,991,295

Total current liabilities	144,365,121	102,366,076	57,971,627	—	304,702,824

LONG-TERM NOTES, NET OF CURRENT PORTION	400,000,000	—	401,427,868	—	801,427,868
DEFERRED TAXES	—	422,207	12,966,073	(13,388,280)	—
OTHER LIABILITIES	24,386,802	22,957,725	32,608,237	—	79,952,764

Total liabilities	568,751,923	125,746,008	504,973,805	(13,388,280)	1,186,083,456

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	316,899,073	461,839,855	13,920,781	(475,760,636)	316,899,073

Total liabilities and stockholders’ equity	$885,650,996	$587,585,863	$518,894,586	$(489,148,916)	$1,502,982,529

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$9,982,920	$23,403,386	$(2,117,364)	$31,268,942
Accounts receivable—trade and other, net	10,071,384	8,141,687	8,255,185	—	26,468,256
Inventories	22,487,193	13,377,523	4,304,668	—	40,169,384
Deferred taxes	15,466,541	—	1,577,921	—	17,044,462
Assets related to discontinued operations	10,100,000	13,758,092	5,115,995	—	28,974,087
Other current assets	1,358,868	3,177,675	17,058,243	—	21,594,786

Total current assets	59,483,986	48,437,897	59,715,398	(2,117,364)	165,519,917

PROPERTY AND EQUIPMENT, net	45,824,759	646,992,572	504,967,276	—	1,197,784,607
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,501,733	103,195	37,659,402	—	39,264,330
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	952,178,263	(226,316,235)	(320,929,033)	(404,932,995)	—
OTHER ASSETS, net	30,519,067	995,347	12,301,136		43,815,550

Total assets	$1,089,507,808	$488,740,323	$293,714,179	$(407,050,359)	$1,464,911,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,050,233	$28,455,268	$7,372,382	$—	$76,877,883
Accrued liabilities	29,625,479	65,374,695	38,062,953	—	133,063,127
Income taxes payable	—	—	2,810,811	(2,050,920)	759,891
Current portion of long-term debt and other obligations	407,317	—	340,805	—	748,122
Liabilities related to discontinued operations	207,571	3,757,478	161,933	—	4,126,982

Total current liabilities	71,290,600	97,587,441	48,748,884	(2,050,920)	215,576,005

LONG-TERM NOTES, NET OF CURRENT PORTION	507,635,058	—	202,821,139	—	710,456,197
DEFERRED TAXES	—	—	7,920,788	(7,920,788)	—
OTHER LIABILITIES	15,874,687	13,647,912	14,649,687	—	44,172,286

Total liabilities	594,800,345	111,235,353	274,140,498	(9,971,708)	970,204,488

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	494,707,463	377,504,970	19,573,681	(397,078,651)	494,707,463

Total liabilities and stockholders’ equity	$1,089,507,808	$488,740,323	$293,714,179	$(407,050,359)	$1,464,911,951

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$4,782,987	$879,302,013	$291,964,045	$(4,125,879)	$1,171,923,166
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	239,873,026	20,018,750	—	259,891,776
Labor	—	263,916,431	115,528,706	—	379,445,137
Other operating expenses	2,712,884	209,100,208	88,110,453	(4,125,879)	295,797,666
General and administrative expenses	55,755,985	—	—	—	55,755,985
Depreciation and amortization	4,625,295	41,859,643	19,242,045	—	65,726,983
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	3,951,238	—	—	3,951,238

Total operating costs and expenses	63,094,164	758,700,546	242,899,954	(4,125,879)	1,060,568,785

OPERATING INCOME	(58,311,177)	120,601,467	49,064,091	—	111,354,381
OTHER EXPENSES (INCOME):
Interest expense, net	47,965,179	(506)	24,357,279	—	72,321,952
Other, net	3,899,235	(15,340,632)	9,213,894	—	(2,227,503)

Total other expense	51,864,414	(15,341,138)	33,571,173	—	70,094,449

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(110,175,591)	135,942,605	15,492,918	—	41,259,932
PROVISION (BENEFIT) FOR INCOME TAXES	(33,146,001)	42,388,733	4,744,592	—	13,987,324

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(77,029,590)	93,553,872	10,748,326	—	27,272,608
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(119,204)	(9,218,988)	177,378	—	(9,160,814)

EQUITY IN EARNINGS OF SUBSIDIARIES	95,260,588	—	—	(95,260,588)	—

NET INCOME (LOSS)	$18,111,794	$84,334,884	$10,925,704	$(95,260,588)	$18,111,794

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$4,150,695	$847,735,669	$262,326,476	$—	$1,114,212,840
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	233,953,555	19,259,208	—	253,212,763
Labor	—	252,070,735	109,939,527	—	362,010,262
Other operating expenses	2,602,937	199,552,465	79,799,944	—	281,955,346
General and administrative expenses	56,723,237	1,254,124	—	—	57,977,361
Depreciation and amortization	3,636,675	38,692,327	13,938,098	—	56,267,100
Asset impairment expense	145,409	3,373,367	—	—	3,518,776
Pre-opening expenses	(3,334)	3,798,318	1,480,730	—	5,275,714

Total operating costs and expenses	63,104,924	732,694,891	224,417,507	—	1,020,217,322

OPERATING INCOME.	(58,954,229)	115,040,778	37,908,969	—	93,995,518
OTHER EXPENSES (INCOME):
Interest expense, net.	33,346,728	399,324	15,392,643	—	49,138,695
Other, net	(1,173,718)	(2,208,137)	958,552	—	(2,423,303)

Total other expense	32,173,010	(1,808,813)	16,351,195	—	46,715,392

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(91,127,239)	116,849,591	21,557,774	—	47,280,126
PROVISION (BENEFIT) FOR INCOME TAXES	(29,678,480)	35,925,684	6,955,341	—	13,202,545

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(61,448,759)	80,923,907	14,602,433	—	34,077,581
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(31,578,280)	(24,339,506)	70,482	—	(55,847,304)

EQUITY IN EARNINGS OF SUBSIDIARIES	71,257,316	—	—	(71,257,316)	—

NET INCOME (LOSS)	$(21,769,723)	$56,584,401	$14,672,915	$(71,257,316)	$(21,769,723)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$4,703,194	$780,786,592	$91,788,201	$—	$877,277,987
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	218,001,491	9,785,873	—	227,787,364
Labor	—	226,634,950	36,160,311	—	262,795,261
Other operating expenses	2,875,014	184,427,113	30,259,786	—	217,561,913
General and administrative expenses	47,442,596	—	—	—	47,442,596
Depreciation and amortization	3,224,100	36,827,964	3,649,395	—	43,701,459
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	2,346,832	682,742	—	3,029,574

Total operating costs and expenses	53,541,710	668,238,350	80,538,107	—	802,318,167

OPERATING INCOME	(48,838,516)	112,548,242	11,250,094	—	74,959,820
OTHER EXPENSES (INCOME):
Interest expense, net	26,338,664	—	4,868,965	—	31,207,629
Other, net	58,421	35,209	(87,360)	—	6,270

Total other expense	26,397,085	35,209	4,781,605	—	31,213,899

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(75,235,601)	112,513,033	6,468,489	—	43,745,921
PROVISION (BENEFIT) FOR INCOME TAXES	(29,044,243)	41,046,138	1,734,558	—	13,736,453

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(46,191,358)	71,466,895	4,733,931	—	30,009,468
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(20,481,038)	35,205,946	80,660	—	14,805,568

EQUITY IN EARNINGS OF SUBSIDIARIES	111,487,432	—	—	(111,487,432)	—

NET INCOME (LOSS)	$44,815,036	$106,672,841	$4,814,591	$(111,487,432)	$44,815,036

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,111,794	$84,334,884	$10,925,704	$(95,260,588)	$18,111,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,625,295	42,625,302	19,364,307	—	66,614,904
Asset impairment expense	375,000	9,512,752	—	—	9,887,752
Deferred tax provision (benefit)	2,678,159	(1,151,352)	2,526,058	—	4,052,865
Gain on disposition of assets	39,402	(23,467,270)	4,509,452	—	(18,918,416)
Deferred rent and other charges (income), net	10,632,798	3,951,627	2,847,410	—	17,431,835
Stock-based compensation expense	4,797,340	—	—	—	4,797,340
Change in assets and liabilities, net and other	169,248,427	(81,233,164)	(183,316,947)	97,377,952	2,076,268

Total adjustments	192,396,421	(49,762,105)	(154,069,720)	97,377,952	85,942,548

Net cash provided (used) by operating activities	210,508,215	34,572,779	(143,144,016)	2,117,364	104,054,342
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(2,149,403)	(56,450,022)	(66,499,059)	—	(125,098,484)
Proceeds from disposition of property and equipment	5,227,850	21,143,609	21,037,374	—	47,408,833
Purchase of marketable securities	(5,331,308)	—	—	—	(5,331,308)
Sale of marketable securities	6,609,512	—	—	—	6,609,512

Net cash provided (used) in investing activities	4,356,651	(35,306,413)	(45,461,685)	—	(76,411,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(181,884,157)	—	—	—	(181,884,157)
Proceeds from exercise of stock options	2,723,412	—	—	—	2,723,412
Payments of debt and related expenses, net	(37,877,128)	—	(155,340,806)	—	(193,217,934)
Proceeds from term loans	—	—	375,000,000	—	375,000,000
Debt issuance costs	(4,794,260)	—	(10,568,048)	—	(15,362,308)
Proceeds from credit facility	223,000,000	—	35,815,778	—	258,815,778
Payments on credit facility	(207,771,978)	—	(53,618,109)	—	(261,390,087)
Dividends paid	(3,995,295)	—	—	—	(3,995,295)

Net cash provided (used) in financing activities	(210,599,406)	—	191,288,815	—	(19,310,591)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,265,460	(733,634)	2,683,114	2,117,364	8,332,304
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	9,982,920	23,403,386	(2,117,364)	31,268,942

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,265,460	$9,249,286	$26,086,500	$—	$39,601,246

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(21,769,723)	$56,584,401	$14,672,915	$(71,257,316)	$(21,769,723)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,634,607	55,236,584	14,392,067	—	73,263,258
Asset impairment expense	145,409	79,932,135	—	—	80,077,544
Deferred tax provision (benefit)	(27,856,094)	—	(1,466,817)	—	(29,322,911)
Deferred rent and other charges (income), net	643,647	(1,514,252)	161,068	—	(709,537)
Stock-based compensation expense	7,369,292	—	240,382	—	7,609,674
Change in assets and liabilities, net and other, net of acquisitions	133,881,060	(296,689,470)	110,152,615	69,139,952	16,484,157

Total adjustments	117,817,921	(163,035,003)	123,479,315	69,139,952	147,402,185

Net cash provided (used) by operating activities	96,048,198	(106,450,602)	138,152,230	(2,117,364)	125,632,462
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	16,047,795	(79,098,267)	(142,505,832)	—	(205,556,304)
Proceeds from disposition of property and equipment	1,811,516	185,158,024	2,941,896	—	189,911,436
Business acquisitions, net of cash acquired	—	—	(7,860,857)	—	(7,860,857)

Net cash provided used in investing activities	17,859,311	106,059,757	(147,424,793)	—	(23,505,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(2,812,893)	—	—	—	(2,812,893)
Proceeds from exercise of stock options	2,739,765	—	—	—	2,739,765
Payments of debt and related expenses, net	(110,903,232)	—	(311,093)	—	(111,214,325)
Proceeds from credit facility	333,000,000	—	99,649,258	—	432,649,258
Payments on credit facility	(335,228,018)	—	(91,848,646)	—	(427,076,664)
Dividends paid	(4,358,498)	—	—	—	(4,358,498)

Net cash provided (used) in financing activities	(117,562,876)	—	7,489,519	—	(110,073,357)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,655,367)	(390,845)	(1,783,044)	(2,117,364)	(7,946,620)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,655,367	10,373,765	25,186,430	—	39,215,562

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$9,982,920	$23,403,386	$(2,117,364)	$31,268,942

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,815,036	$106,672,841	$4,814,591	$(111,487,432)	$44,815,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,224,100	56,532,940	3,735,707	—	63,492,747
Impairment	—	—	—	—	—
Deferred tax provision (benefit)	9,698,299	—	—	—	9,698,299
Deferred rent and other charges (income), net	2,245,752	(2,620,941)	213,987	—	(161,202)
Stock-based compensation expense	689,493	—	—	—	689,493
Changes in assets and liabilities, net and other, net of acquisitions	(183,144,942)	(84,699,317)	188,878,472	111,487,432	32,521,645

Total adjustments	(167,287,298)	(30,787,318)	192,828,166	111,487,432	106,240,982

Net cash provided by (used in) operating activities	(122,472,262)	75,885,523	197,642,757	—	151,056,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(8,759,223)	(73,436,087)	(36,291,745)	—	(118,487,055)
Proceeds from disposition of property and equipment	364,466	2,000,000	1,685,298	—	4,049,764
Business acquisitions, net of cash acquired	—	—	(135,487,498)	—	(135,487,498)

Net cash used in investing activities	(8,394,757)	(71,436,087)	(170,093,945)	—	(249,924,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(125,651,865)	—	—	—	(125,651,865)
Proceeds from exercise of stock options	451,775	—	—	—	451,775
Payments on other debt and related expenses, net	(2,345,461)	—	(16,664,682)	—	(19,010,143)
Proceeds from credit facility	108,000,000	—	17,000,000	—	125,000,000
Payments on credit facility	(34,000,000)	—	(5,488,102)	—	(39,488,102)
Dividends paid	(4,611,364)	—	—	—	(4,611,364)

Net cash used in financing activities	(58,156,915)	—	(5,152,784)	—	(63,309,699)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,023,934)	4,449,436	22,396,028	—	(162,178,470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	192,679,301	5,924,329	2,790,402	—	201,394,032

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,655,367	$10,373,765	$25,186,430	$—	$39,215,562

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    CERTAIN TRANSACTIONS

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

In 1999, we entered into a ground lease with 610 Loop Venture, LLC, a company wholly owned by our Chairman and Chief Executive Officer, on land owned by us adjacent to our corporate headquarters. Under the terms of the ground lease, 610 Loop Venture pays us base rent of $12,000 per month plus pro-rata real property taxes and insurance. 610 Loop Venture also has the option to purchase certain property based upon a contractual agreement. In 2004, the ground lease was extended for a 5 year term.

In 2002, we entered into an $8,000 per month, 20 year, with option renewals, ground lease agreement with Fertitta Hospitality for a new Rainforest Cafe on prime waterfront land in Galveston, Texas. The annual rent is equal to the greater of the base rent or percentage rent up to six percent, plus taxes and insurance. In 2007, 2006 and 2005, we paid base and percentage rent aggregating $573,000, $567,000 and $507,000, respectively.

As permitted by the employment contract between us and the Chief Executive Officer, charitable contributions were made by us to a charitable Foundation that the Chief Executive Officer served as Trustee in the amount of $99,000, $91,000 and $135,000 in 2007, 2006, and 2005, respectively. The contributions were made in addition to the normal salary and bonus permitted under the employment contract.

We, on a routine basis, hold or host promotional events, training seminars and conferences for our personnel. In connection therewith, we incurred in 2007, 2006 and 2005 expenses in the amount of $27,000, $50,000 and $279,000, respectively, at resort hotel properties owned by our Chief Executive Officer and managed by us.

Landry’s and Fertitta Hospitality jointly sponsored events and promotional activities in 2007, 2006 and 2005 which resulted in shared costs and use of our personnel or Fertitta Hospitality employees and assets.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable than might have been obtained from unaffiliated third parties.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly consolidated results of operations.

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Quarter Ended:
Revenues	$283,628,418	$308,020,061	$299,795,229	$280,479,458
Cost of revenues	61,740,824	69,076,080	67,278,251	61,796,622
Operating income	29,938,451	33,526,416	27,302,538	20,586,976
Net income (loss)	22,116,282	6,942,607	(4,332,660)	(6,614,436)
Net income (loss) per share (basic)	$1.04	$0.34	$(0.25)	$(0.41)
Net income (loss) per share (diluted)	$1.01	$0.33	$(0.25)	$(0.40)

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Quarter Ended:
Revenues	$267,477,212	$289,813,485	$284,946,218	$271,975,925
Cost of revenues	59,357,619	66,382,189	66,314,935	61,158,019
Operating income	25,902,024	33,593,139	19,143,970	15,356,382
Net income (loss)	6,952,294	9,592,651	(29,949,673)	(8,364,995)
Net income (loss) per share (basic)	$0.33	$0.45	$(1.40)	$(0.39)
Net income (loss) per share (diluted)	$0.32	$0.43	$(1.36)	$(0.38)

As disclosed in Note 2, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack units in the third quarter of 2006 and several additional units in 2007. The results of operations for all units included in the disposal plan have been reclassified as discontinued operations for all periods presented. The 2007 results included asset impairment charges of $2.3 million, $1.0 million and $6.6 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively. In the quarter ended March 31, 2007, we recognized gains totaling $20.0 million on property and investment sales. We recorded expenses of $6.3 million and $13.0 million in the second and third quarters of 2007, respectively, associated with refinancing the Golden Nugget Debt and exchanging the 7.5% Senior Notes for 9.5% Senior Notes, respectively. Asset impairment and related expenses of $0.9 million, $8.8 million, $67.1 million and $7.7 million were recorded during the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively. We also recorded a charge of $2.8 million for additional stock-based compensation expense in the fourth quarter of 2006.

15.    SUBSEQUENT EVENTS

On January 27, 2008 our Board of Directors received a letter from Tilman J. Fertitta, Chairman, President and CEO, proposing to acquire all of our outstanding common stock for $23.50 per share in cash, representing a 41% premium over the closing price of our common stock on January 25, 2008. According to the proposal letter, Mr. Fertitta is confident that he can obtain all the required financing to fund the transaction given that he will be contributing all of his approximately 39% equity ownership of the Company, as well as substantial additional cash equity. Our Board of Directors has established a Special Negotiating Committee of independent directors to review the proposal, as well as any alternative proposals that may be received and other strategic alternatives. There can be no assurance that any agreement on financial or other terms satisfactory to the Special Negotiating Committee will be reached. On Monday, January 28, 2008, a purported class action lawsuit was filed alleging breaches of fiduciary duty by our Board of Directors. Four additional purported class action lawsuits have subsequently been filed alleging similar claims.

LANDRY’S RESTAURANTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 17th day of March, 2008.

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

Name	Title	Date
/s/ Tilman J. Fertitta Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ Rick H. Liem Rick H. Liem	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 17, 2008

/s/ Steven L. Scheinthal Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	March 17, 2008

/s/ Michael S. Chadwick Michael S. Chadwick	Director	March 17, 2008

/s/ Michael Richmond Michael Richmond	Director	March 17, 2008

/s/ Joe Max Taylor Joe Max Taylor	Director	March 17, 2008

/s/ Kenneth Brimmer Kenneth Brimmer	Director	March 17, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino. (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers. (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

Exhibit No.	Exhibit

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.2	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

Exhibit No.	Exhibit
10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

10.33	T-Rex Cafe, Inc. Stockholders Agreement (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2006)

10.34	Stock Purchase Agreement By and Among JCS Holdings, LLC, LSRI Holdings, Inc and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2006)

*10.35	First Supplemental Indenture, dated as of October 29, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association.

*10.36	Second Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association.

*10.37	Indenture, dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. as issuer, The Subsidiary Guarantors, as Guarantors and U.S. Bank National Association.

*10.38	First Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association.

10.39	First Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

10.40	Second Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

*12.1	Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

Exhibit No.	Exhibit

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Grant Thornton LLP

*31.1	Certification of Chief Executive Officer pursuant to rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13(a)-14(a)

*	filed herewith