Form 10-K/A
period 2007-12-31
LANDRYS RESTAURANTS INC
filed 2008-04-29
CIK 908652

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 000-22150

LANDRY’S RESTAURANTS, INC.

(Exact name of the registrant as specified in its charter)

DELAWARE	76-0405386
(State of incorporation)	(I.R.S. Employer Identification No.)

1510 WEST LOOP SOUTH HOUSTON, TX 77027	(713) 850-1010
(Address of principal executive offices)	(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON SHARES, PAR VALUE $.01 PER SHARE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐            No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐            No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    :    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐            No  ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $424,400,000. For purposes of the determination of the above stated amount, only Directors and Executive Officers are presumed to be affiliates, but neither the registrant nor any such persons concedes they are affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock is 16,144,546 as of April 14, 2008.

The Registrant hereby amends the following items of its Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008. No other information in our originally filed Form 10-K is amended hereby.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is set forth with respect to our directors.

Name	Age	Positions	Director Since	Term Expires
Tilman J. Fertitta (3)	50	President, Chief Executive Officer and Director	1993	2008
Steven L. Scheinthal (3)	46	Executive Vice President and General Counsel, Secretary and Director	1993	2008
Kenneth Brimmer (1)(4)	52	Director	2004	2008
Michael S. Chadwick (1)(2)	56	Director	2001	2008
Michael Richmond (1)(2)	59	Director	2003	2008
Joe Max Taylor (2)(4)	75	Director	1993	2008

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Executive Committee
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

Mr. Taylor was formerly the chief law enforcement administrator for Galveston County, Texas. He served as a Director and Executive Committee member of American National Insurance Company, a publicly-traded insurance company, for ten years and served on the Board of Directors of Moody Gardens, a hospitality and entertainment complex located in Galveston, Texas. Mr. Taylor was elected to our Board of Directors in 1993.

EXECUTIVE OFFICERS

In addition to Messrs. Fertitta and Scheinthal, for which information is provided above, the following persons are executive officers:

Name	Age	Position	Officer Since
Richard (“Rick”) H. Liem	54	Executive Vice President and Chief Financial Officer	2004
Jeffrey L. Cantwell	43	Senior Vice President of Development	2006
K. Kelly Roberts	49	Chief Administration Officer—Hospitality and Gaming Division	2007

Mr. Liem serves as Executive Vice President and Chief Financial Officer and has served as Senior Vice President and Chief Financial Officer since June 2004. He started with us in 1999 as the Vice President of Accounting and Corporate Controller. Mr. Liem joined us from Carrols Corporation, a restaurant company located in Syracuse, NY, where he was the Vice President of Financial Operations from 1994 to 1999. He was with the audit division of Price Waterhouse, L.L.P. from 1983 to 1994. Mr. Liem is a certified public accountant.

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

Mr. Roberts serves as Chief Administration Officer—Hospitality and Gaming Division and has served as Chief Financial Officer—Hotel Division and Controller—Hotel Division. He has been employed by the Company since 1996. He has over 25 years experience in the hospitality business in finance and operations working for various hotel chains and independent management companies. He also currently serves on the executive board of The Greater Houston Convention and Visitor’s Bureau.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. We believe, based solely on a review of the copies of such reports furnished to us and on written representations from our existing directors and executive officers, that all existing directors and executive officers and holders of more than 10% of our common stock subject to the reporting requirements of Section 16(a) have filed on a timely basis all reports required during, or with respect to, the year ended December 31, 2007.

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

Director Independence

As set forth in our “Corporate Governance Guidelines,” which are available on our website at www.LandrysRestaurants.com under “Corporate Governance,” it is the policy of the Board of Directors that a majority of the members of the Board be independent of our management. For a director to be deemed “independent,” each independent director must meet the independence requirements of the New York Stock Exchange and applicable state and federal law, including the rules and regulations of the SEC, including the following requirements:

•	No director who is an employee, or whose immediate family member is an executive officer of us is independent until three years after the end of such employment relationship.

•

No director who receives, or whose immediate family member receives, more than $100,000 per year in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is independent until three years after he or she ceases to receive more than $100,000 per year in such compensation.

•

No director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, our present or former internal or external auditor of is independent until three years after the end of the affiliation or the employment of such auditing relationship.

•

No director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of our present executives serve on that company’s compensation committee is independent until three years after the end of such service or the employment relationship.

•

No director who is an executive officer or an employer, or whose immediate family member is an executive officer, of a company that makes payments to, or receives payments from, us for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, is independent until three years after falling below such threshold.

The definition of independence and compliance with these guidelines will be reviewed periodically by the Nominating and Corporate Governance Committee. The Board believes that our directors who are also our employees should be limited only to those officers whose positions make it appropriate for them to sit on the Board.

Our Board of Directors has determined that the following majority of directors—Kenneth Brimmer, Michael S. Chadwick, Michael Richmond and Joe Max Taylor—qualify as independent under the applicable New York Stock Exchange standards as well as our standards for director independence.

The Chairman of the Nominating and Corporate Governance Committee, an independent non-employee director, serves as the “Presiding Director” of executive sessions of the non-employee directors of the Company, when held at a meeting of the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

We have an Executive Committee, an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. We have reviewed our committee structure in order to fully satisfy the existing rules of the SEC and NYSE and believe that it satisfies all of such rules. Copies of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee Charters are available under the Corporate Governance portion of the Investor Relations section of our website at www.LandrysRestaurants.com.

There were thirteen meetings of the Executive Committee, twenty-seven meetings of the Audit Committee, four meetings of the Compensation Committee, one meeting of the Nominating and Corporate Governance Committee and sixteen meetings of our Board of Directors held during 2007. All of the current Board members attended 75% or more of the meetings of the Board and of the committees of the Board on which they were members. It is the policy of the Board that, to the extent possible, all Directors attend the Annual Meeting of Stockholders. All Directors attended the 2007 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee consists of three independent Non-Employee Directors. The members of the Audit Committee during 2007 were Michael Chadwick (Chairman), Michael Richmond and Kenneth Brimmer. The Audit Committee’s primary purpose is to assist the Board of Directors’ oversight of (a) the integrity of our financial statements and disclosures; (b) our compliance with legal and regulatory requirements; (c) the independent auditor’s qualifications and independence; and (d) the performance of our internal audit and independent auditors. The Audit Committee has the sole authority to appoint and terminate our independent auditors. In addition, during 2006 and 2007, the members of the Audit Committee acted as a special committee to conduct an internal investigation with respect to our past stock option granting practices and derivative lawsuit. Our Board of Directors has determined that Mr. Chadwick, Chairman of the Audit Committee, is an “audit committee financial expert” as described in Item 401(h) of the SEC’s Regulation S-K. In addition, the Board of Directors has determined that each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of the NYSE. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act.

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

When soliciting candidates for Director, the Nominating and Corporate Governance Committee may solicit suggestions from incumbent Directors, management and stockholders. While the Committee has authority under its charter to retain a search firm for this purpose, no such firm was utilized in 2007. If the Committee believes a candidate would be a valuable addition to the Board of Directors, it will recommend that candidate’s election to the full Board of Directors.

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

Compensation Committee

The Compensation Committee is comprised entirely of independent Non-Employee Directors, as defined by the NYSE, and the Exchange Act and independent outside directors as defined under Section 162(m) of the Internal Revenue Code. The members of the Compensation Committee during 2007 were Michael Chadwick, Michael Richmond and Joe Max Taylor (Chairman). The Compensation Committee is responsible for our executive compensation program. Generally, the Compensation Committee is charged with the authority, to review and approve our compensation philosophy and our executive compensation programs, levels, plans and awards. The Compensation Committee also administers our incentive plans and other stock-based plans and reviews and approves general employee benefit plans on an as-needed basis.

The Compensation Committee also has the authority to retain, approve fees and other terms for, and terminate any compensation consultant, outside counsel, accountant or other advisor hired to assist the Compensation Committee in the discharge of its responsibilities. The Chief Executive Officer made recommendations to the Compensation Committee with respect to the form and amount of executive compensation. See the “Compensation Discussion and Analysis” below for information on 2007 executive officer compensation.

ITEM 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis explains the philosophy underlying our compensation strategy and the fundamental elements of compensation paid to our Chief Executive Officer, Chief Financial Officer, and other individuals, whom we refer to as “executive officers,” included in the Summary Compensation Table for the 2007 calendar year. Specifically, this Compensation Discussion and Analysis addresses the following:

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

In addition, the CEO recommends to the Compensation Committee annual pay increases, annual bonus amounts and long-term incentive grants for other executive officers. To assist it in carrying out its responsibilities, the Compensation Committee may also receive reports and recommendations from outside compensation consultants, and may consult with its own legal, accounting or other advisors. However, in 2007, the Compensation Committee did not retain a compensation consultant and to date the Compensation Committee has not used independent legal or accounting advisors. The Compensation Committee has the sole authority, to the extent deemed necessary and appropriate, to retain and terminate any compensation consultants, outside counsel or other advisors, including having the sole authority to approve the firm’s or advisor’s fees and other retention.

Benchmarking. The Compensation Committee does not use benchmarking to set executive compensation. However, the Compensation Committee does utilize survey data and publicly available information to evaluate compensation for specific positions when necessary.

Base Salary. Base salaries for executive officers are reviewed on an annual basis and at the time of promotion or other change in responsibilities. Increases in salary are based on cost of living adjustments as well as subjective evaluation of such factors as the level of responsibility, individual performance, our overall performance, level of pay both of the executive in question and other similarly situated executives pay levels within our company.

The base salary for our CEO was established in an employment agreement we entered into with him in 2003. The initial base salary under the employment contract was based on a report prepared by Pearl Meyer & Partners (an independent compensation consultant) in 2003 and factors taken into account in determining the CEO’s base salary were his leadership position, his level of responsibility and the integral, dynamic role he plays in guiding us. Since 2003, his base salary has increased based primarily on cost of living increases as well as the other factors set forth under “Base Salary” above. The CEO’s salary was increased from $1,450,000 in 2006 to $1,500,000 for 2007.

The Compensation Committee discusses the remaining executive officers’ base salaries with the CEO, who presents his suggestions for adjustment, if necessary. For 2007, the base salaries of the executive officers named in the Summary Compensation Table, whom we sometimes refer to as the “named executive officers,” were adjusted primarily to take into account a cost of living increase as well as the other factors set forth under “Base

Salary” above. In addition, the Compensation Committee has the discretion to periodically approve additional salary adjustments it feels are warranted based on general compensation changes within the industry, individual performance or significant changes in duties and responsibilities and input from the CEO.

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

When awarding 2007 bonuses, in addition to the above factors the Compensation Committee in particular considered the executive officers’ continued performance and outstanding contribution with respect to the acquisition, renovation and subsequent increase in value of the Golden Nugget, Inc. as well as their contributions in creating increased corporate efficiencies resulting from the disposition of the Joe’s Crab Shack chain. Each of these transactions were accomplished by a small group of executives and added significantly, in the Compensation Committee’s view, to the long-term value of the Company.

Long-Term Incentive Compensation. The Compensation Committee administers our incentive plans and performs functions that include selecting award recipients, determining the timing of grants and assigning the number of shares awarded, fixing the time and manner in which awards are exercisable, setting option exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our plans. For compensation decisions regarding the grant of equity compensation to executive officers, the Compensation Committee typically considers the competitive environment associated with longer-term compensation and recommendations from our CEO. Additionally, the Compensation Committee generally has a policy of granting restricted stock in lieu of options due to the many variables in valuing option awards.

On February 21, 2007, the CEO was granted 100,000 shares of restricted stock in accordance with the terms of his employment agreement.

Except as provided in the CEO’s employment agreement, we have no set formula for the granting of equity awards to individual executives or employees. Nor do we have any program, plan or obligation that requires us to grant equity compensation on specified dates. However, our Compensation Committee does follow a policy of not granting equity incentives when material non-public information exists that may affect the short-term price of our stock. In 2007, our Compensation Committee determined that no discretionary equity compensation should be awarded to either our CEO for 2008 or our General Counsel for 2007 or 2008 as a result of our historical stock option investigation which was completed in 2007. We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. However, our Compensation Committee does follow a policy of not granting equity incentives when material non-public information exists that may affect the short-term price of our stock.

Information about unvested restricted stock and outstanding options held by our named executive officers and directors is contained in the “Outstanding Equity Awards at December 31, 2007” and “Director Compensation” tables.

Deferred Compensation Plan. Executive officers and our most highly compensated senior management are eligible to participate in our deferred compensation plan, which provides an opportunity for eligible employees to defer up to 90% of their annual base salary and 100% of bonus compensation into an account that will be credited with earnings at the same rate as one or more investment indices chosen by the employees, which are similar to the investment funds available under our 401(k) plan. We also make a matching contribution of up to 30%, depending on the position of the employee with us.

Perquisites. We also provide certain personal benefits to executive officers, which are reflected in the All Other Compensation column of the Summary Compensation Table. These benefits include executive life and disability insurance and a car allowance. We believe these benefits are reasonable, competitive and consistent with our overall executive compensation program. Under a program to enhance the safety and effectiveness of management in support of our business and operations, corporate-owned aircraft is made available for essential business trips and other company activities. The CEO, the chief financial officer and other members of management with the approval of the CEO, are permitted limited personal use of the corporate-owned aircraft. Also, the CEO is provided security services, including home security systems and monitoring and personal security services. These security services are provided for our benefit, and the Compensation Committee considers the related expenses to be appropriate business expenses rather than personal benefits. In general, the perquisites our CEO is entitled to receive are contained in his employment agreement and are described in more detail under “Employment Agreements and Potential Payments Upon Termination or Change of Control.”

Broad-Based Employee Benefits. Our executive officers are eligible to participate in company-sponsored benefit programs on the same terms and conditions as those generally provided to our employees. We believe that the offering of broad-based employee benefits to our executive officers is essential to achieving our goal of recruiting and retaining executive talent. These benefits include basic health benefits, dental benefits, disability protection, life insurance, and similar programs. The cost of company-sponsored benefit programs are negotiated by us with the providers of such benefits and the executive officers contribute to the cost of the benefits. We have a 401(k) plan and make annual matching contributions to the 401(k) plan on behalf of eligible employees. These contributions are discretionary and historically limited to 25% on contributed funds.

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

We believe that the 2007 base salary and annual bonus paid to the individual executive officers covered by Section 162(m) will not exceed the Section 162(m) limit and will be fully deductible under Section 162(m), except for a portion paid to the CEO.

Other compensation paid to the executive officers covered by Section 162(m) that is not considered “performance-based” is not deductible to the extent that it, together with other non-performance based compensation, exceeds $1 million in any fiscal year. For fiscal 2007, these amounts included the CEO’s income imputed for personal use of corporate aircraft and life and insurance premiums paid by us.

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

Employment Agreements. In general, our executive officers do not have employment, severance or change-of-control agreements. Our executive officers serve at the will of the Board, which enables us to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with our compensation philosophy. However, in 2003, we determined that the loss of our CEO’s services could materially and adversely affect our business, financial condition and development. Accordingly, we entered into an employment agreement with our CEO. In 2007, neither the Board nor the CEO elected to terminate the employment agreement, and as a result, according to its terms, it automatically renewed for another five (5) year term. This employment agreement contains change of control provisions that provide for severance benefits upon a change of control. The provisions of this employment agreement are discussed more under the caption “Employment Agreements and Potential Payments Upon Termination or Change of Control” below.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors acts on behalf of the Board to establish and oversee our executive compensation program in a manner that serves our interests and those of our shareholders. Our management has prepared the Compensation Discussion and Analysis of the compensation program for named executive officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2007 (included in this Form 10-K/A) with our management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the Securities and Exchange Commission.

Compensation Committee

Joe Max Taylor, Chair

Michael Chadwick

Michael Richmond

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth in summary, compensation paid by us and our subsidiaries for fiscal years 2006 and 2007 to our CEO, CFO and our other most highly compensated executive officers whose cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compen- sation ($)	Total ($)
Tilman J. Fertitta, President and Chief Executive Officer	2007 2006	1,500,000 1,450,000	1,585,000 1,585,000	3,126,000 11,410,500	— —	912,246 883,409	7,123,246 15,328,909

Richard H. Liem, Executive Vice President and Chief Financial Officer	2007 2006	300,000 275,000	250,000 200,000	— 525,000	— —	46,365 41,865	596,365 1,041,865

Steven L. Scheinthal, Executive Vice President, Secretary and General Counsel	2007 2006	365,000 350,000	415,000 385,000	— 700,000	— 152,254	72,650 69,847	852,650 1,657,101

Jeffrey L. Cantwell, Senior Vice President of Development	2007 2006	250,000 225,962	100,000 75,000	— 150,000	— 112,618	25,571 24,419	375,571 587,999

K. Kelly Roberts, Chief Administration Officer—Hospitality and Gaming Division	2007 2006	210,000 200,000	100,000 85,000	— 100,000	— 39,717	15,806 15,519	325,806 440,236

(1)	Bonuses were paid in 2008 to reflect accomplishments in 2007 and bonuses were paid in 2007 to reflect accomplishments in 2006.
(2)	Amounts shown reflect the total accounting expense to be recognized by the Company for financial statement reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” and do not reflect whether the named executive officer has actually realized a financial benefit from the award.
(3)	The sums listed in the Options Awards Column were expensed by us in 2006 for certain named executives in connection with our stock option review. No options were awarded to any of these executives in 2006 or 2007.

All Other Compensation

The following table describes each component of the All Other Compensation column in the Summary Compensation Table. All numbers are in dollars.

Name of Executive	Year	Deferred Compensation (1)		Life Insurance Premiums (2)		Personal Use of Corporate Aircraft (3)		Auto Expense (4)		Use of Company Personnel (5)		Security (6)		Other (7)
Tilman J. Fertitta	2007 2006	$ $	3,000 3,000	$ $	285,240 283,680	$ $	74,395 31,920		— —	$ $	110,000 130,500	$ $	213,097 246,912	$ $	226,514 187,397
Richard H. Liem	2007 2006	$ $	15,000 12,000	$ $	4,365 4,365		— —	$ $	24,000 24,000		— —		— —	$ $	3,000 1,500
Steven L. Scheinthal	2007 2006	$ $	12,000 12,000	$ $	25,761 26,362		— —	$ $	17,708 16,637		— —		— —	$ $	17,181 14,848
Jeffrey L. Cantwell	2007 2006	$ $	9,779 9,055	$ $	2,935 2,935		— —	$ $	12,000 12,000		— —		— —	$ $	857 429
K. Kelly Roberts	2007 2006	$ $	3,120 3,120	$ $	3,115 3,115		— —	$ $	9,000 9,000		— —		— —	$ $	571 284

(1)	This column reports our contribution under our deferred compensation plan.
(2)	This column reports the dollar value of any life insurance premium paid by us on behalf of the named executive officers.
(3)	This column includes the incremental cost for the executive officer’s personal use of our aircraft. The calculation includes the variable costs incurred as a result of personal flight activity such as: trip related maintenance, aircraft fuel, satellite communications, landing fees and any travel expenses for the flight crew. It excludes non-variable costs, such as hangar expense, ongoing maintenance, purchase and lease costs of the aircraft, exterior paint, interior refurbishment and regularly scheduled inspections, which would have been incurred regardless of whether there was any personal use of aircraft. The incremental cost incurred by us has been determined to be approximately $2,100 per flight hour based on the foregoing incremental costs. On certain occasions, when Mr. Fertitta is traveling for business purposes, family members will travel with him and there is no incremental cost to us.
(4)	This column reports the incremental cost to us for automobile expenses for the named executive officers. Although under Mr. Fertitta’s employment agreement we are to provide him with an automobile, during 2006 and 2007 he did not have a company car and we did not pay any automobile related expenses on his behalf.
(5)	Represents the incremental cost to us with respect to use of our personnel provided to Mr. Fertitta under his employment agreement.
(6)	This column reports the actual cost of providing security services to Mr. Fertitta as provided for in his employment agreement. Under our executive security program, Mr. Fertitta has been provided security services, including home security systems and monitoring and personal security services. We provide these security services for our benefit and consider the related expenses to be appropriate business expenses.
(7)	This column reports the total amount of other benefits provided, none of which individually exceeded the greater of $25,000 or 10% of the total amount of these benefits for the named executive (except as otherwise described herein). With respect to Mr. Fertitta, these amounts represent: (a) supplemental medical reimbursement, (b) dockage fees, (c) membership fees and dues for country clubs, (d) administrative support services and financial service fees for tax preparation, estate planning and legal or financial advice to which Mr. Fertitta is entitled under his employment agreement, and (e) dividends on restricted common stock in the amount of $116,500 during 2006 and $150,000 during 2007. “All Other Compensation” does not include contributions to charities in accordance with Mr. Fertitta’s employment agreement. With respect to the remaining named executive officers, these amounts represent among other things, dividends on restricted common stock and medical reimbursements.

GRANTS OF PLAN-BASED AWARDS

The following table provides details regarding equity grants in 2007 to executive officers named in the Summary Compensation Table. No stock options were granted to executive officers last year and thus any reference to options in the table below have been omitted.

Name	Grant Date	All Other Stock Awards: Number of Shares	Grant Date Fair Value of Stock Award ($)(3)
Tilman J. Fertitta (1)	02-21-07	100,000	3,126,000
Richard H. Liem (2)	—	—	—
Steven L. Scheinthal (2)	—	—	—
Jeffrey L. Cantwell (2)	—	—	—
K. Kelly Roberts (2)	—	—	—

(1)	The following describes the material terms of the restricted stock awards granted to our CEO in February 2007:

•	The February award becomes vested and payable on January 1, 2017, and is payable, in shares of our common stock.

•	We are responsible for the payment of all federal and state income taxes owed by our CEO in connection with his receipt of all vested shares.

•	Cash dividends are payable prior to vesting at the same time and in the same amount as if the awards were issued and outstanding shares of our common stock.

•	The following chart shows the impact on vesting in case of termination of employment before the vesting date:

Reason for Termination	Impact on Vesting
Death, disability or termination without cause, termination following a change of control, or resignation due to constructive termination	Full Vesting

Termination for cause	Forfeiture

(2)	No restricted stock awards were granted to our executive officers in 2007.

(3)	The dollar values stated for the restricted stock awards reflect the number of shares granted in 2007 multiplied by the fair value in accordance with SFAS 123R.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table contains information with respect to outstanding equity awards at our fiscal year end on December 31, 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Tilman J. Fertitta (2)	100,000	—	7.00	4/7/2010	775,000	15,267,500
	250,000	—	8.50	3/16/2011
	300,000	—	18.00	7/22/2012
	250,000	—	27.50	6/8/2014

Richard H. Liem (3)	15,000	10,000	27.50	6/8/2014	12,000	236,400

Steven L. Scheinthal (4)	2,500	—	6.00	12/17/2008	16,000	315,200
	50,000	—	18.00	7/22/2012
	24,000	16,000	27.50	6/8/2014

Jeffrey L. Cantwell (5)	—	1,400	15.80	1/1/2014	3,428	67,532
	9,000	6,000	27.50	6/8/2014

K. Kelly Roberts (6)	3,000	7,000	15.80	1/1/2014	2,285	45,015

(1)	The market value was determined using $19.70, the closing stock price of our common stock on the NYSE on December 31, 2007, the last day of trading in 2007.
(2)	The vesting dates and amounts for unvested stock awards for Mr. Fertitta are: 100,000 on 1/1/13, 100,000 on 1/1/14, 100,000 on 1/1/15, 100,000 on 1/1/16 and 100,000 on 1/1/17 for a total of 500,000 shares and 275,000 shares of restricted stock vest on 1/1/13.
(3)	The vesting dates and amounts for unvested options and stock awards for Mr. Liem are: 10,000 options which vest in equal yearly installments of 5,000 commencing on 6/8/08 and 12,000 shares of restricted stock vest in equal yearly installments of 3,000 commencing on 4/6/08.
(4)	The vesting dates and amounts for unvested options and stock awards for Mr. Scheinthal are: 16,000 options which vest in equal yearly installments of 8,000 commencing on 6/8/08 and 16,000 shares of restricted stock vest in equal yearly installments of 4,000 commencing on 4/6/08.
(5)	The vesting dates and amounts for unvested options and stock awards for Mr. Cantwell are: 1,400 options which vest in equal yearly installments of 700 commencing on 1/1/08 and 3,428 shares of restricted stock which vest in equal yearly installments of 857 commencing on 4/6/08.
(6)	The vesting dates and amounts for unvested options and stock awards for Mr. Roberts are: 7,000 options which vest in equal yearly installments of 1,000 commencing on 1/1/08 and 2,285 shares of restricted stock which vest in equal yearly installments of 571 commencing on 4/6/08.

OPTION EXERCISES AND STOCK VESTED

The following table contains information with respect to the options exercised by the executive officers named above during the fiscal year ended December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Tilman J. Fertitta	150,000	2,703,000	—	—
Richard H. Liem	—	—	3,000	82,800
Steven L. Scheinthal	50,000	965,500	4,000	110,400
Jeffery L. Cantwell	1,700	28,176	857	23,653
K. Kelly Roberts	—	—	571	15,760

(1)	Reflects the difference between the market value of the shares at the exercise date and the option exercise price multiplied by the number of shares acquired on exercise.

NON-QUALIFIED DEFERRED COMPENSATION

The following table contains information with respect to the non-qualified deferred compensation plan by the executive officers named above during the fiscal year ended December 31, 2007.

Name	Executive Contributions in 2007 ($)(1)	Registrant Contributions in 2007 ($)(2)	Aggregate Earnings in 2007 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2007 ($)(4)
Tilman J. Fertitta	10,000	3,000	3,582	—	53,170
Richard H. Liem	50,000	15,000	7,724	—	217,670
Steven L. Scheinthal	80,000	12,000	13,964	—	252,655
Jeffrey L. Cantwell	26,250	9,779	11,635	—	169,179
K. Kelly Roberts	23,750	3,120	3,064	—	64,010

(1)	Amounts in the “Executive Contributions in 2007” column are included in either the “Salary” or “Bonus” column of the 2007 Summary Compensation Table, as applicable. Bonus amounts were earned in 2006 but paid in 2007. A portion of Mr. Cantwell’s and Mr. Robert’s 2007 contributions were also made from their 2007 base salary.
(2)	Amounts in the “Registrant Contributions in 2007” column are reflected in the “All Other Compensation” column of the 2007 Summary Compensation Table. These contributions were based on the executive contributions actually made in 2006 and base salary contributions as provided in footnote (1) above made in 2007.
(3)	None of the earnings reported in this column is included in the Summary Compensation Table because they were not above market or preferential.
(4)	The following amounts represent aggregate executive and Company contributions under the plan prior to 2007 and were previously reported as compensation to the named executive officer in the Summary Compensation Table for previous years: for Mr. Fertitta, $36,000; Mr. Liem, $155,290; Mr. Scheinthal, $144,000; Mr. Cantwell, $123,456; Mr. Roberts, $13,535. Mr. Roberts was not listed in the Summary Compensation Table prior to 2006. His total individual and Company contributions prior to 2006 were $20,720.

The following describes the material features of our non-qualified deferred compensation plan in which the executive officers participate.

The deferred compensation plan went into effect in 2004. Executive contributions are made from base salary or bonus. Under the deferred compensation plan, a participant receives his prior deferrals and vested matching contributions, along with any accumulated earnings thereon, following his termination of employment, disability (as defined by the plan), death (in which case the designated beneficiary will receive the benefit), or, possibly, upon a change of control. The Participant may elect to defer a minimum of $2,000 of base salary and/or bonus, and is subject to a maximum contribution of 90% of the participant’s base salary and 100% of the bonus.

We have hired Clark Consulting to help manage the deferred compensation plan. Clark Consulting has set up an investment vehicle, similar to our 401(k) plan offered to non-executives. The deferred compensation plan allows the participants to allocate and/or reallocate the balance in their account daily among available measurement funds. Therefore, the annual earnings will be dependant upon the portfolio selections made by each participant. During 2007, there was a selection of 14 measurement funds available with a combined average return of 8.86%. The best performing fund was Janus AS Forty: Is Fund with an annual return of 36.99%. The worst performing fund was the AIM VI Real Estate: SI Fund with an annual return of -5.54%. The Maxim Money Market had a return of 4.73%.

We have the discretion to make matching contributions to a participant’s account. In 2007, we matched either 25% or 30% of each participant’s 2007 contributions. The executive officers each received a 30%

matching contribution in 2007 for 2006 deferrals. The matching contribution is subject to a five (5) year vesting schedule at a rate of 20% per year. Notwithstanding the vesting schedule, a participant will become fully vested upon reaching the age of 62.

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

EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Effective January 1, 2003, we entered into an employment agreement with Tilman Fertitta, our CEO, that sets forth the general terms and conditions of his employment for the term commencing January 1, 2003. The initial term of the contract expired at the end of 2007 and automatically renewed for an additional period of five years.

Under the agreement, Mr. Fertitta agrees to serve as our President, CEO and Chairman of the Board for an annual base salary of not less than $1,250,000. The Compensation Committee is required to review Mr. Fertitta’s salary at least annually to determine if any salary increases are warranted. The agreement provides that Mr. Fertitta shall be entitled to participate in any cash bonus programs established by the Company and, in the absence of a cash bonus program, to receive an annual bonus as determined by the Compensation Committee and in the range of up to two times Mr. Fertitta’s base salary. The Agreement provides that:

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

In addition, the agreement grants to Mr. Fertitta the right to receive stock options and 500,000 shares of restricted stock, to be issued in the amount of 100,000 shares a year over the primary term of the agreement and which vests 10 years from the effective date of the grant. Beginning in 2006, we adopted a general policy to grant restricted stock in lieu of options due to the many variables in valuing option awards. In connection with this new policy, we amended the employment agreement effective March 14, 2006. Previously, the employment agreement provided that Mr. Fertitta was entitled to an aggregate of 800,000 stock options over the term of the agreement, of which 250,000 were issued in 2004. After the Compensation Committee determined it was in our best interest to issue restricted stock rather than options, the Compensation Committee, based on the recommendation of Pearl Meyer & Partners, issued 275,000 shares of restricted stock to the CEO in place of the remaining 550,000 options. The conversion factor was determined by the Compensation Committee based on a report by Pearl Meyer & Partners. The restricted stock will not vest until seven years from the date of the grant. The renewal terms of Mr. Fertitta’s employment contract do not provide to him any further stock options or restricted stock.

We do not have employment agreements with any of its other executive officers.

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

Potential Payments on Termination Following a Change in Control

As described above, our CEO is party to an employment agreement with us and each executive officer is a party to equity award agreements relating to options and restricted stock granted and various plans. These agreements and plans provide that an executive officer is entitled to additional consideration in the event of a termination event. The following sets forth the incremental compensation that would be payable by us to each of our executive officers in the event of the executive officer’s termination of employment with us under various scenarios, which we refer to as “termination events,” including the executive officer’s voluntary resignation, involuntary termination for cause, involuntary termination without cause, termination by the executive for good reason, termination in connection with a change in control, termination in the event of disability, termination in the event of death, and termination in the event of retirement. In accordance with applicable SEC rules, the following discussion assumes:

•	that the termination event in question occurred on December 31, 2007, the last business day of 2007; and

•	with respect to calculations based on our stock price, we used $19.70, which was the reported closing price of our common stock on December 31, 2007.

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

Element	Involuntary Termination without Cause or for Good Reason ($)		Termination Following a Change in Control ($)		Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Cash	7,390,365	(1)	7,390,365	(1)	1,928,073	1,928,073
Severance Payment (2)	8,100,000		8,100,000		—	—
Health & Security	See (3)		See (3)		See (3)	—
Stock Option Awards (4)	4,580,000		4,580,000		4,580,000	4,580,000
Restricted Stock Awards (5)	15,267,500		15,267,500		15,267,500	15,267,500
280G Excise Gross-Up (6)	20,403,853		20,403,853		11,383,814	11,383,814

Total	55,741,718		55,741,718		33,159,387	33,159,387

(1)	In the case of a termination without cause, for good reason or following a change of control, includes a lump sum payment in the amount of $5,000,000 in exchange for Mr. Fertitta’s agreement not to compete or solicit employees. The balance of the cash proceeds represents payments on Mr. Fertitta’s life insurance policy, the value of administrative support services and financial service fees, for tax preparation, estate planning and legal or financial advice to which Mr. Fertitta is entitled under his employment agreement, use of our transportation and dockage fees, and membership fees and dues for country clubs, all of which Mr. Fertitta is entitled to for a period of five years following the termination event.
(2)	Under Mr. Fertitta’s employment agreement, he is entitled to a severance payment equal to three times 180% of his base salary at the rate in effect immediately prior to the termination event.
(3)	Under Mr. Fertitta’s employment agreement, in the case of a termination without cause, for good reason or following a change of control, we are obligated to maintain group life insurance, accidental death and dismemberment insurance, hospitalization, surgical, and other insurance coverage in effect immediately prior to the termination event as well as supplemental medical reimbursement until the later of Mr. Fertitta’s death, his wife’s death or until all of his children reach the age of 25 or complete college. In addition, we are required to maintain personal security for Mr. Fertitta. In the case of a termination in the event of disability or death, Mr. Fertitta is entitled to benefits at least equal to the most favorable benefits provided by us to the estates and beneficiaries of our other executive level employees under plans, programs, practices and policies relating to death or disability benefits. In 2007, the approximate cost of health insurance provided by us and medical expense reimbursement to Mr. Fertitta was $22,834. The cost to us for security services to Mr. Fertitta in 2007 was $213,097.
(4)	Represents immediate vesting of all stock options. The closing price of our common stock on the New York Stock Exchange on December 31, 2007, was $19.70 per share.
(5)	Represents immediate vesting of all restricted stock awards. The closing price of our common stock on the New York Stock Exchange on December 31, 2007, was $19.70 per share.
(6)	In the case of a termination without cause, for good reason or following a change of control, represents excise tax gross-up under Section 280G and 4999 of the Internal Revenue Code for all amounts payable to Mr. Fertitta in connection with a termination. In the case of a termination in the event of disability or death, represents excise tax gross-up for amounts payable in connection with the vesting of stock options and restricted stock.

Richard H. Liem. Mr. Liem does not have an employment agreement. Therefore, he is not entitled to any compensation payable or benefits upon a termination event except as provided in his equity award agreements.

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	0	0	0
Restricted Stock Awards	295,500	295,500	295,500

Total	295,500	295,500	295,500

Steven L. Scheinthal. Mr. Scheinthal does not have an employment agreement. Therefore, he is not entitled to any compensation payable or benefits upon a termination event except as provided in his equity award agreements.

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	119,250	119,250	119,250
Restricted Stock Awards	315,200	315,200	315,200

Total	434,450	434,450	434,450

Jeffery L. Cantwell. Mr. Cantwell does not have an employment agreement. Therefore, he is not entitled to any compensation payable or benefits upon a termination event except as provided in his equity award agreements.

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	5,460	5,460	5,460
Restricted Stock Awards	67,532	67,532	67,532

Total	72,992	72,992	72,992

K. Kelly Roberts. Mr. Roberts does not have an employment agreement. Therefore, he is not entitled to any compensation payable or benefits upon a termination event except as provided in his equity award agreements.

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	39,000	39,000	39,000
Restricted Stock Awards	56,263	56,263	56,263

Total	95,263	95,263	95,263

COMPENSATION OF DIRECTORS

Our Directors who are not executive officers received Director’s fees of $36,000 for 2007, plus the expenses incurred by them on our behalf. Non-employee directors also receive $1,000 for each Audit, Compensation and Nominating and Corporate Governance Committee meeting attended, as well as other committee meetings they attend. In addition, Messrs. Chadwick, Richmond and Brimmer served on our Special Committee to review our historical stock option practices and Special Litigation Committee in connection with a derivative lawsuit and were paid $1,000 to $2,000 each for every meeting attended. In addition, Mr. Taylor received $60,000 for consulting and governmental support services, which amount is reflected in the All Other Compensation column. Historically, each non-employee director has received stock options to acquire shares of common stock. In the past, a non-employee director would receive an option to purchase 10,000 of shares of common stock upon their initial election to the Board and 2,000 shares each time such person was re-elected for an additional term as director. The Board of Directors obtained shareholder approval in 2006 to provide for the issuance of shares of restricted stock upon a non-employee director’s election to the Board or subsequent re-election in lieu of stock options. In 2007, each non-employee director received 1,000 shares of restricted stock with a two year vesting schedule. All Other Compensation reflects dividend compensation paid on the stock awards. None of the directors have any perquisites over $10,000.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael S. Chadwick (2)	88,000	29,280	—	450	117,730
Michael Richmond (3)	86,000	29,280	—	450	115,730
Joe Max Taylor (4)	40,000	29,280	—	60,450	129,730
Kenneth Brimmer (5)	81,000	29,280	—	450	110,730

(1)	Amounts shown reflect the accounting expense recognized by the Company for financial statement reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” and do not reflect whether the named executive officer has actually realized a financial benefit from the award.
(2)	At December 31, 2007, Mr. Chadwick had 16,000 options of which 14,800 were exercisable and 2,000 shares of restricted stock which vest 50% on 6/1/07 and 50% on 6/1/08, and 1,000 shares of restricted stock which vest 50% on 9/27/08 and 50% on 9/27/09. The grant date fair value of restricted stock awarded to Mr. Chadwick in 2007 was $29,280, calculated by multiplying the number of shares granted in 2007 by the fair value in accordance with SFAS 123R.
(3)	At December 31, 2007, Mr. Richmond had 12,000 options of which 9,200 were exercisable and 2,000 shares of restricted stock which vest 50% on 6/1/07 and 50% on 6/1/08, and 1,000 shares of restricted stock which vest 50% on 9/27/08 and 50% on 9/27/09. The grant date fair value of restricted stock awarded to Mr. Richmond in 2007 was $29,280, calculated by multiplying the number of shares granted in 2007 by the fair value in accordance with SFAS 123R.
(4)	At December 31, 2007, Mr. Taylor had 3,200 options of which 2,000 were exercisable and 2,000 shares of restricted stock which vest 50% on 6/1/07 and 50% on 6/1/08, and 1,000 shares of restricted stock which vest 50% on 9/27/08 and 50% on 9/27/09. The grant date fair value of restricted stock awarded to Mr. Taylor in 2007 was $29,280, calculated by multiplying the number of shares granted in 2007 by the fair value in accordance with SFAS 123R.
(5)	At December 31, 2007, Mr. Brimmer had 10,000 options of which 6,000 were exercisable and 2,000 shares of restricted stock which vest 50% on 6/1/07 and 50% on 6/1/08, and 1,000 shares of restricted stock which vest 50% on 9/27/08 and 50% on 9/27/09. The grant date fair value of restricted stock awarded to Mr. Brimmer in 2007 was $29,280, calculated by multiplying the number of shares granted in 2007 by the fair value in accordance with SFAS 123R.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Taylor, Chadwick and Richmond served as members of the Compensation Committee during 2007. No member of the Compensation Committee is or has been an officer or employee of ours or any of our subsidiaries. The members of the Compensation Committee had no other relationships with us requiring disclosure pursuant to Item 404 of SEC Regulation S-K. No executive officer of ours served as a member of the Compensation Committee (or other Board committee performing similar functions or, in the absence of any such committee, the entire Board of Directors) of another corporation whose executive officer served on the Compensation Committee. None of our executive officers served as a director of another corporation whose executive officers served on the Compensation Committee. None of our executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another corporation whose executive officers served as one of our directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The following table sets forth, as of April 18, 2008, certain information regarding the beneficial ownership of our common stock by (a) each person we know to own beneficially more than five percent of the outstanding shares of our common stock, (b) each of our directors, (c) each executive officer named in the Summary Compensation Table above, and (d) all of our executive officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. The address of each of Messrs. Fertitta, Scheinthal, Liem, Chadwick, Taylor, Richmond, Brimmer, Cantwell and Roberts is 1510 West Loop South, Houston, Texas 77027.

Name of Beneficial Owner	Shares Beneficially Owned
	Number	Percent
Executive Officers and Directors
Tilman J. Fertitta (1)	6,631,481	39.0%
Richard H. Liem (2)(3)	58,143	*
Steven L. Scheinthal (2)(3)	140,300	*
Jeffrey L. Cantwell (2)(3)	17,338	*
Kenneth Brimmer (2)(4)	11,713	*
Michael S. Chadwick (2)(4)	18,600	*
Michael Richmond (2)(4)	12,600	*
Joe Max Taylor (2)(4)	5,800	*
K. Kelly Roberts (2)(3)	11,856	*
5% owners
Dimensional Fund Advisors, LP (5)	1,678,591	10.4%
Goldman Sachs Asset Management, L.P. (6)	941,761	5.8%
Royce & Associates, LLC (7)	994,900	6.2%
Deutsche Bank AG (8)	1,797,400	11.1%
Bank of America Corporation (9)	1,043,206	6.5%
All executive officers and directors as a group (9 persons) (10)	6,907,831	40.0%

*	Less than 1%.
(1)	Includes 900,000 shares subject to options owned by Mr. Fertitta that are immediately exercisable or will become exercisable within 60 days and 775,000 shares of restricted stock, 500,000 shares of which vest ten years from the effective date of grant and 275,000 shares of which vest seven years from the effective date of grant.
(2)	Includes 20,000; 84,500; 13,700; 8,000; 15,600; 9,600, 2,800 and 4,000 shares subject to options, respectively, for the persons named in the above table, which are exercisable within 60 days.
(3)	Includes restricted stock issued on April 6, 2006 which vests 20% a year over five years from the effective date of grant – 16,000 shares for Mr. Scheinthal, 15,000 shares for Mr. Liem, 3,428 shares for Mr. Cantwell and 2,856 shares for Mr. Roberts.
(4)	Includes restricted stock issued on June 1, 2006 which vests 50% a year over two years from the effective date of grant – 2,000 shares each for Messrs. Chadwick, Taylor, Richmond and Brimmer and includes restricted stock issued on September 27, 2007 which vests 50% a year over two years from the effective date of grant – 1,000 shares each for Messrs. Chadwick, Taylor, Richmond and Brimmer.
(5)	The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. The information set forth herein has been compiled from filings made with the SEC on Schedule 13G filed on February 6, 2008.
(6)	The address of Goldman Sachs Asset Management, L.P. is 32 Old Slip, New York, NY 10005. The information set forth herein has been compiled from filings made with the SEC on Form 13G filed on January 29, 2008.
(7)	The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019. The information set forth herein has been compiled from filings made with the SEC on Form 13G filed on January 29, 2008.

(8)	The address of Deutsche Bank AG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany. The information set forth herein has been compiled from filings made with the SEC on Form 13G filed on February 1, 2008.
(9)	The address of Bank of America Corporation is 100 North Tryon Street, Ste. 25, Bank of America Corporate Center, Charlotte, NC 28255. The information set forth herein has been compiled from filings made with the SEC on Form 13G filed on February 5, 2008.
(10)	Includes 1,058,200 shares subject to options for all officers and directors as a group which are, or will become exercisable within 60 days of the date hereof, and 824,284 shares of restricted stock, 500,000 shares of which vest ten years from the effective date of grant, 275,000 shares of which vest seven years from the effective date of grant, 37,284 shares of which vest 20% a year over five years from the effective date of grant, and 12,000 shares of which vest 50% a year over two years from the effective date of grant.

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

In 2002, in connection with the construction of a Rainforest Cafe restaurant on a prime tract of waterfront property in Galveston, Texas, we entered into a 20-year, with option renewals, ground lease agreement with Fertitta Hospitality having a base rent of $96,000 per year. Pursuant to the terms of the lease, the annual rent is equal to the greater of the base rent or sliding scale percentage rent from four to six percent of revenues, plus real property taxes and insurance. The terms of the lease were approved by the Non-Employee Directors, who received the opinion of an independent real estate firm that the economic and non-economic terms of the lease were a fair-market transaction. In 2007, we paid total base and percentage rent in the amount of $572,034.

As permitted by the employment contract between us and our CEO, we made a charitable contribution in the amount of $99,000 to a charitable foundation that our CEO served on as trustee in 2007.

On a routine basis we hold or host promotional events, training seminars and conferences for our personnel. In connection therewith, in 2007, we incurred expenses in the amount of $47,432 at resort hotel properties owned by our CEO and to which we provide management services. The amount that we paid is below the amount that would have been paid by an unaffiliated third party.

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

REPORT OF THE AUDIT COMMITTEE

FOR THE YEAR ENDED DECEMBER 31, 2007

The Audit Committee is composed of three Non-Employee Directors and acts under a written charter adopted by the Board of Directors. The Audit Committee has the sole responsibility for the appointment and retention of the Company’s independent auditors and the approval of all audit and engagement fees. The Audit Committee meets periodically with management, the internal auditors and the independent auditors regarding accounting policies and procedures, audit results and internal accounting controls. The internal auditors and the independent auditors have free access to the Audit Committee, without management’s presence to discuss the scope and results of their audit work. The Company’s management is primarily responsible for our financial statements and the quality and integrity of the reporting process, including establishing and maintaining the systems of internal controls over financial reporting and assessing the effectiveness of those controls. The independent auditors, Grant Thornton LLP (“GT”), are responsible for auditing those financial statements and internal controls over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for expressing an opinion on the conformity of the financial statements with accounting principles generally accepted in the United States as well as reporting on the effectiveness of our internal controls over financial reporting. On behalf of the Board of Directors, the Audit Committee monitors our financial reporting processes and systems of internal control, the independence and the performance of the independent accountants, and the performance of the internal auditors.

Management has represented to the Audit Committee that our consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Audit Committee has discussed with the independent accountants their evaluation of the accounting principles, practices and judgments applied by management, and the Audit Committee has discussed any items required to be communicated to it by the independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2007, and matters related to Section 404 of the Sarbanes-Oxley Act of 2002 with the Company’s management and representatives of GT. The Audit Committee discussed with GT the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, the Audit Committee discussed with GT their independence from the Company and its management, including the matters in the written disclosures required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and has received from GT the written disclosure required by Standard No. 1.

Based on the reviews and discussions described above, the Audit Committee has recommended to our Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Audit Committee

Michael S. Chadwick, Chairman

Michael Richmond

Kenneth Brimmer

The Audit Committee has again retained GT as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Audit Fees

During the year ended December 31, 2007, the aggregate fees billed by GT for the audit of our financial statements for such year and for the reviews of our interim financial statements were $969,099.

The aggregate fees billed by GT for the audit of the Company’s financial statements for 2006 and for the reviews of our interim financial statements were $1,619,215.

Audit-Related Fees

We did not pay any Audit-Related Fees for the fiscal year ended December 31, 2007 or 2006 to GT.

Tax Fees

We did not pay any fees for professional services rendered by GT for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 or 2006.

All Other Fees

The aggregate fees billed for services rendered by GT not reportable as Audit Fees, Audit-Related Fees or Tax Fees for the fiscal year, ended December 31, 2007 and December 31, 2006 were $0.

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

All requests or applications for the independent registered public accounting firm to provide services to us must be submitted to the Audit Committee by the independent registered public accounting firm and management and state as to whether, in their view, the request or application is consistent with applicable laws, rules and regulations relating to independent registered public accounting firm independence. In the event that any member of management or the independent registered public accounting firm becomes aware that any services are being, or have been, provided by the independent registered public accounting firm to us without the requisite pre-approval, such individual must immediately notify the Chief Financial Officer, who must promptly notify the Chairman of the Audit Committee and appropriate management so that prompt action may be taken to the extent deemed necessary or advisable.

All of the services provided by our independent registered public accounting firm during 2006 and 2007 were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 29th day of April, 2008.

LANDRY’S RESTAURANTS, INC.

/s/ Tilman J. Fertitta

Tilman J. Fertitta Chairman of the Board, President and Chief Executive Officer

Name	Title	Date

/s/ Tilman J. Fertitta Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2008

/s/ Rick H. Liem Rick H. Liem	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 29, 2008

/s/ Steven L. Scheinthal Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	April 29, 2008

/s/ Michael S. Chadwick Michael S. Chadwick	Director	April 29, 2008

/s/ Michael Richmond Michael Richmond	Director	April 29, 2008

/s/ Joe Max Taylor Joe Max Taylor	Director	April 29, 2008

/s/ Kenneth Brimmer Kenneth Brimmer	Director	April 29, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

*31.1	Certification of Chief Execution Officer pursuant to rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to rule 13(a)-14(a)

*	filed herewith