Form 10-Q
period 2008-03-31
LANDRYS RESTAURANTS INC
filed 2008-05-12
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

Commission file number 000-22150

LANDRY’S RESTAURANTS, INC.

(Exact name of the registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of

incorporation of organization)

76-0405386

(I.R.S. Employer

Identification No.)

1510 West Loop South, Houston, TX 77027

(Address of principal executive offices)

(713) 850-1010

(Registrants telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

AS OF MAY 6, 2008 THERE WERE

16,144,547 SHARES OF $0.01 PAR VALUE

COMMON STOCK OUTSTANDING

i

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2008.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	affect of the offer to acquire all outstanding common shares by Tilman J. Fertitta, Chairman, President and CEO;

•	same store sales;

•	earnings guidance;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors.”

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,627,771	$39,601,246
Accounts receivable—trade and other, net	16,433,162	24,280,859
Inventories	34,531,698	35,330,911
Deferred taxes	23,152,099	21,647,642
Assets related to discontinued operations	9,422,981	10,010,719
Other current assets	12,829,900	12,648,177

Total current assets	141,997,611	143,519,554

PROPERTY AND EQUIPMENT, net	1,252,063,061	1,250,071,416
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	38,999,345	39,146,222
OTHER ASSETS, net	55,989,810	51,717,790

Total assets	$1,507,577,374	$1,502,982,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,575,175	$74,887,821
Accrued liabilities	143,585,639	137,737,650
Income taxes payable	1,607,823	843,045
Current portion of long-term notes and other obligations	477,237,404	87,243,013
Liabilities related to discontinued operations	3,087,576	3,991,295

Total current liabilities	690,093,617	304,702,824

LONG-TERM NOTES, NET OF CURRENT PORTION	407,374,452	801,427,868
OTHER LIABILITIES	102,937,215	79,952,764

Total liabilities	1,200,405,284	1,186,083,456

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,144,547 and 16,147,745, shares issued and outstanding, respectively	161,446	161,478
Additional paid-in capital	219,358,911	218,350,471
Retained earnings	115,674,975	114,965,728
Accumulated other comprehensive loss	(28,023,242)	(16,578,604)

Total stockholders' equity	307,172,090	316,899,073

Total liabilities and stockholders’ equity	$1,507,577,374	$1,502,982,529

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2007
REVENUES	$294,824,629	$283,628,418
OPERATING COSTS AND EXPENSES:
Cost of revenues	63,430,695	61,740,824
Labor	96,159,814	90,436,960
Other operating expenses	74,834,500	71,743,218
General and administrative expense	12,790,198	12,775,829
Depreciation and amortization	17,813,544	16,254,519
Pre-opening expenses	465,676	738,617

Total operating costs and expenses	265,494,427	253,689,967

OPERATING INCOME	29,330,202	29,938,451
OTHER EXPENSE (INCOME):
Interest expense, net	20,759,582	13,603,930
Other, net	5,375,222	(18,596,184)

Total other expense (income)	26,134,804	(4,992,254)

Income from continuing operations before income taxes	3,195,398	34,930,705
Provision for income taxes	950,433	12,156,000

Income from continuing operations	2,244,965	22,774,705
Loss from discontinued operations, net of taxes	(723,210)	(658,423)

Net income	$1,521,755	$22,116,282

EARNINGS (LOSS) PER SHARE INFORMATION:
BASIC
Income from continuing operations	$0.15	$1.07
Loss from discontinued operations	(0.05)	(0.03)

Net income	$0.10	$1.04

Weighted average number of common shares outstanding	15,260,000	21,300,000
DILUTED
Income from continuing operations	$0.14	$1.04
Loss from discontinued operations	(0.04)	(0.03)

Net income	$0.10	$1.01

Weighted average number of common and common share equivalents outstanding	15,530,000	21,900,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance December 31, 2007	16,147,745	$161,478	$218,350,471	$114,965,728	$(16,578,604)	$316,899,073
Comprehensive income:
Net income	—	—	—	1,521,755	—	1,521,755
Loss on interest rate swaps, net of tax benefit of $6,162,498	—	—	—	—	(11,444,638)	(11,444,638)

Total comprehensive loss						(9,922,883)
Exercise of stock options	806	8	6,353	—	—	6,361
Forfeiture of restricted stock	(3,198)	(32)	32	—	—	—
Purchase of common stock held for treasury	(806)	(8)	(10,000)	(5,266)	—	(15,274)
Stock based compensation expense	—	—	1,012,055	—	—	1,012,055
Dividends paid	—	—	—	(807,242)	—	(807,242)

Balance March 31, 2008	16,144,547	$161,446	$219,358,911	$115,674,975	$(28,023,242)	$307,172,090

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,521,755	$22,116,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,976,014	16,483,883
Gain on disposition of assets	(19,350)	(18,691,574)
Changes in assets and liabilities, net and other	10,415,295	224,045

Total adjustments	28,371,959	(1,983,646)

Net cash provided by operating activities	29,893,714	20,132,636
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(24,386,904)	(21,702,528)
Proceeds from disposition of property and equipment	5,394,894	38,144,063
Purchase of marketable securities	—	(5,331,308)
Proceeds from the sale of securities	—	6,609,512

Net cash (used in) provided by investing activities	(18,992,010)	17,719,739
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(15,274)	(22,412,163)
Proceeds from exercise of stock options	6,361	—
Payments of debt	(59,024)	(147,982)
Proceeds from credit facility	59,000,000	58,412,406
Payments on credit facility	(63,000,000)	(64,986,719)
Dividends paid	(807,242)	(1,107,483)

Net cash used in financing activities	(4,875,179)	(30,241,941)
NET INCREASE IN CASH AND EQUIVALENTS	6,026,525	7,610,434
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,601,246	31,268,942

CASH AND CASH EQUIVALENTS AT END OF YEAR	$45,627,771	$38,879,376

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,423,693	$5,098,681
Income taxes	$564,587	$543,580

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, except for the consolidated balance sheet as of December 31, 2007. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which we consider necessary for fair presentation of our financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in our December 31, 2007, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

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

Accounts receivable is comprised primarily of amounts due from our credit card processor, receivables from national storage and distribution companies and, casino and hotel receivables. The receivables from national storage and distribution companies arise when certain of our inventory items are conveyed to these companies at cost (including freight and holding charges but without any general overhead costs). These conveyance transactions do not impact the consolidated statements of income as there is no revenue or expense recognized in the financial statements since they are without economic substance other than drayage. We reacquire these items, although not obligated to, when subsequently delivered to our restaurants at cost plus the distribution company’s contractual mark-up. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of individual accounts. Receivables are written off when they are deemed to be uncollectible.

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

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial assets and liabilities carried at fair value. SFAS No. 157 establishes a

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

hierarchy for fair value measurements, such that Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, Level 2 measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a highly subjective measure.

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2008 consist of interest rate swaps (Note 4), for which the lowest level of input significant to their fair value measurement is level 2.

Recent Accounting Pronouncements

On January 1, 2008 we adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on our consolidated financial statements for the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157, for non-financial assets and liabilities, will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), Implementation Issue No. E23, Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68 (Issue E23). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, SFAS 141R requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The implementation of this guidance will affect our consolidated financial statements after its effective date only to the extent we complete business combinations and therefore the impact cannot be determined at this time.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 17, 2006, we completed the sale of 120 Joe’s restaurants to an unaffiliated entity for approximately $192.0 million, including the assumption of certain working capital liabilities to be finalized in 2008. In connection with the sale, we recorded pre-tax impairment charges and a loss on disposal totaling $49.2 million.

We expect to sell the land and improvements belonging to the remaining restaurants in the disposal plan, or abandon those locations, during the next twelve months.

The results of discontinued operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Revenues	$1,252,408	$2,661,765
Loss from discontinued operations before income taxes	(1,112,631)	(1,061,973)
Income tax benefit on discontinued operations	(389,421)	(403,550)

Net loss from discontinued operations	$(723,210)	$(658,423)

3. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2008	December 31, 2007
Payroll and related costs	$32,429,690	$32,962,213
Rent and insurance	31,006,506	29,991,916
Taxes, other than payroll and income taxes	16,859,915	19,129,127
Deferred revenue (gift cards and certificates)	15,669,551	17,847,319
Accrued interest	12,867,626	3,532,611
Casino deposits, outstanding chips and other gaming	9,393,229	9,578,075
Other	25,359,122	24,696,389

	$143,585,639	$137,737,650

4. DEBT

On August 29, 2007, we agreed to commence an exchange offering on or before October 1, 2007 to exchange our $400.0 million 7.5% Senior Notes (the “Notes”) for Senior Exchange Notes (the “New Notes”) with an interest rate of 9.5%, an option allowing us to redeem the New Notes at 1% above par from October 29, 2007 to February 28, 2009 and an option for the note holders to redeem the New Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. As a result, these notes are presented as current liabilities at March 31, 2008. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the Notes being exchanged. In connection with issuing the New Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the New Notes be redeemed by the note holders, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance.

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (the “Golden Nugget”), completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread, 2.0% and 0.75%, respectively, at March 31, 2008. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at March 31, 2008. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

The proceeds from the new $545.0 million credit facility were used to repay all of the Golden Nugget’s outstanding debt, including its 8.75% Senior Secured Notes due 2011 totaling $155.0 million, plus the outstanding balance of

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value will be reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash expense of approximately $4.7 million is reflected in the quarter ended March 31, 2008.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of March 31, 2008, we were in compliance with all such covenants. As of March 31, 2008, we had approximately $18.7 million in letters of credit outstanding, and our available borrowing capacity was $236.3 million.

Long-term debt is comprised of the following:

	March 31, 2008	December 31, 2007
$300.0 million Bank Syndicate Credit Facility, Libor + 1.50% interest only, due December 2009	$77,000,000	$87,000,000
$400.0 million Senior Notes, 9.5% interest only, due December 2014	395,662,000	395,662,000
$400.0 million Senior Notes, 7.5% interest only, due December 2014	4,338,000	4,338,000
$50.0 million revolving credit facility, Libor + 2.0%, due June 2013	18,000,000	12,000,000
$330.0 million First Lien Term Loan, Libor + 2.0%, 1% or principal paid quarterly beginning September 30, 2009, due June 2014	210,000,000	210,000,000
$165.0 million Second Lien Term Loan, Libor + 3.25%, interest only, due
December 2014	165,000,000	165,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,573,525	10,626,942
Other long-term notes payable with various interest rates, principal and interest paid monthly	38,331	43,939
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000

Total debt	884,611,856	888,670,881
Less current portion	477,237,404	87,243,013

Long-term portion	$407,374,452	$801,427,868

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended March 31
	2008	2007

Income from continuing operations	$2,244,965	$22,774,705
Loss from discontinued operations, net of taxes	(723,210)	(658,423)

Net income	$1,521,755	$22,116,282

Weighted average common shares outstanding—basic	15,260,000	21,300,000
Dilutive common stock equivalents:
Stock options	251,000	550,000
Restricted stock	19,000	50,000

Weighted average common and common share equivalents outstanding—diluted	15,530,000	21,900,000
Earnings (loss) per share—basic
Income from continuing operations	$0.15	$1.07
Loss from discontinued operations, net of taxes	(0.05)	(0.03)

Net income	$0.10	$1.04

Earnings (loss) per share—diluted
Income from continuing operations	$0.14	$1.04
Loss from discontinued operations, net of taxes	(0.04)	(0.03)

Net income	$0.10	$1.01

6. STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. We adopted SFAS No. 123R effective January 1, 2006 using the modified-prospective method. We have several stock-based employee compensation plans, which are more fully described in our 2007 Annual Report on Form 10-K.

For the quarter ended March 31, 2008 and 2007, total stock-based compensation expense, which includes both stock options and restricted stock, totaled $1.0 million and $1.4 million, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

No restricted stock or stock options were granted during the quarter ended March 31, 2008.

7. INCOME TAXES

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As of December 31, 2007, we had approximately $14.1 million of unrecognized tax benefits, including $2.0 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. There were no material changes in unrecognized benefits for the period ended March 31, 2008. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions at March 31, 2008.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local income tax matters have been concluded for years through 2003. The Internal Revenue Service has begun an audit of our consolidated federal income tax returns for the year ended December 31, 2005. There have been no material issues identified to date.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of March 31, 2008, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $120.0 million, including construction of certain new restaurants and the construction of a hotel tower at the Golden Nugget – Las Vegas estimated to cost an aggregate $160.0 million during the next eighteen months.

In connection with our purchase of an 80% interest in T-Rex Cafe, Inc. in February 2006, we committed to spend an estimated aggregate of $48.0 million during 2006, 2007 and 2008 to complete one T-Rex restaurant in Kansas City, Kansas, construct one T-Rex restaurant as well as an Asian themed restaurant in Walt Disney World Florida theme parks and construct an additional T-Rex restaurant. Our remaining commitment as of March 31, 2008 amounts to approximately $18.4 million.

In 2003, we purchased the Flagship Hotel and Pier from the City of Galveston, Texas, subject to an existing lease. Under this agreement, we have committed to spend an additional $15.0 million to transform the hotel and pier into a 19th century style Inn and entertainment complex complete with rides and carnival type games. The property is currently occupied by a tenant and renovations are not expected to begin until 2010.

Other Commitments

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded expenses of $2.3 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future default under any of such leased locations, we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and/or cash flows.

We manage and operate the Galveston Island Convention Center in Galveston, Texas. In connection with the Galveston Island Convention Center Management Contract (“Contract”), we agreed to fund operating losses, if any, subject to certain rights of reimbursement. Under the Contract, we have the right to one-half of any profits generated by the operation of the Convention Center.

Litigation and Claims

On April 4, 2006, a purported class action lawsuit was filed against Joe’s Crab Shack—San Diego, Inc. in the Superior Court of California in San Diego by Kyle Pietrzak and others similarly situated. The lawsuit alleges that the defendant violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide minimum reporting time pay, failing to compensate employees for required expenses, including the expense to maintain uniforms, and violations of the Unfair Competition Law. In June 2006, the lawsuit was amended to include Kristina Brask as a named plaintiff and named Crab Addison, Inc. and Landry’s Seafood House—Arlington, Inc. as additional defendants. We have reached a settlement agreement which has been approved by the Court and fully accrued the amount.

On February 18, 2005, and subsequently amended, a purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in San Bernardino by Michael D. Harrison, et. al. Subsequently, on September 20, 2005, another purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in Los Angeles by Dustin Steele, et. al. On January 26, 2006, both lawsuits were consolidated into one action by the state Superior Court in San Bernardino. The lawsuits allege that Rainforest Cafe violated wage and hour laws, including not providing meal and rest breaks, uniform violations and failure to pay overtime. We have reached a settlement agreement which has been approved by the Court and fully accrued the amount.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On August 21, 2006 and subsequently amended on January 5, 2007, a purported shareholder derivative action entitled Albert D. Hulliung, derivatively on Behalf of Nominal Defendant Landry’s Restaurants, Inc. was brought against certain members of our Board of Directors and certain of our current and former executive officers in the District Court of Harris County, Texas. The lawsuit alleged breach of fiduciary duties, unjust enrichment and other violations of law relating to the Company’s historical stock option practices. Plaintiff sought to recover damages in the favor of the Company for damages sustained by the Company, disgorgement of profits, and attorney’s fees and expenses. On or about February 29, 2008, we filed a Motion to Dismiss the case. On March 25, 2008, the Court granted our Motion and dismissed the case. Plaintiff initially sought reconsideration of the Court’s ruling, however, on or about May 1, 2008, withdrew its Motion and did not appeal the Court’s ruling.

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

Rice, Steamfitters Local 449 Pension Fund, Reynolds, Caryer, and Maschler are each pled as a putative class actions in which we and the members of our Board of Directors are named as defendants. Plaintiffs allege that we and/or the members of our Board of Directors have breached or will breach fiduciary duties to our shareholders with regard to the presentation or consideration of Mr. Fertitta’s proposal to acquire all of our outstanding common stock. Caryer purports to assert an additional claim of alleged aiding and abetting breach of fiduciary duty against us. Maschler purports to assert an additional claim for indemnification. Plaintiffs’ also seek to enjoin in some form the consideration or acceptance of Mr. Fertitta’s proposal. The amount of damages initially sought is not indicated by any plaintiff. On March 26, 2008, all of these cases were consolidated into one action. We intend to contest these matters vigorously.

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended March 31,
	2008	2007
Revenue:
Restaurant and Hospitality	$225,044,513	$212,954,241
Gaming	69,780,116	70,674,177

Total	$294,824,629	$283,628,418

Unit level profit:
Restaurant and Hospitality	$41,882,484	$38,823,149
Gaming	18,517,136	20,884,267

Total	$60,399,620	$59,707,416

Depreciation, amortization and impairment:
Restaurant and Hospitality	$12,572,006	$11,639,274
Gaming	5,241,538	4,615,245

Total	$17,813,544	$16,254,519

Income before taxes:
Unit level profit	$60,399,620	$59,707,416
Depreciation, amortization and impairment	17,813,544	16,254,519
General and administrative	12,790,198	12,775,829
Pre-opening	465,676	738,617
Interest expense, net	20,759,582	13,603,930
Other expenses (income)	5,375,222	(18,596,184)

Consolidated income from continuing operations before taxes	$3,195,398	$34,930,705

	March 31, 2008	December 31, 2007
Segment assets:
Restaurant and Hospitality	$750,336,693	$754,689,332
Gaming	581,720,074	564,686,113
Corporate and other (1)	175,520,607	183,607,084

	$1,507,577,374	$1,502,982,529

(1)	Includes intersegment eliminations and assets and liabilities related to discontinued operations

10. SUPPLEMENTAL GUARANTOR INFORMATION

In December 2004, we issued, in a private offering, $400.0 million of 7.5% senior notes due in 2014 (see Note 4 “Debt”). In June 2005, substantially all of these notes were exchanged for substantially identical notes in an exchange offering registered under the Securities Act of 1933. In October 2007, the notes were exchanged for new notes in substantially the same amount. These notes are fully and unconditionally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

March 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,595,114	$9,325,174	$20,707,483	$—	$45,627,771
Accounts receivable—trade and other, net	3,263,887	8,204,684	4,964,591	—	16,433,162
Inventories	17,155,010	13,937,218	3,439,470	—	34,531,698
Deferred taxes	19,073,633	416,631	3,661,835	—	23,152,099
Assets related to discontinued operations	7,036,999	2,385,982	—	—	9,422,981
Other current assets	3,161,388	3,761,412	5,907,100	—	12,829,900

Total current assets	65,286,031	38,031,101	38,680,479	—	141,997,611

PROPERTY AND EQUIPMENT, net	42,770,776	661,412,195	547,880,090	—	1,252,063,061
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,764,942	8,468,181	28,766,222	—	38,999,345
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	746,484,864	(126,619,241)	(122,533,815)	(497,331,808)	—
OTHER ASSETS, net	16,158,620	2,045,233	37,785,957	—	55,989,810

Total assets	$872,465,233	$601,865,016	$530,578,933	$(497,331,808)	$1,507,577,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,732,050	$23,781,140	$13,061,985	$—	$64,575,175
Accrued liabilities	34,702,572	70,771,814	38,111,253	—	143,585,639
Income taxes payable	631,163	—	976,660	—	1,607,823
Current portion of long-term debt and other obligations	477,038,331	—	199,073	—	477,237,404
Liabilities related to discontinued operations	—	3,087,576	—	—	3,087,576

Total current liabilities	540,104,116	97,640,530	52,348,971	—	690,093,617

LONG-TERM NOTES, NET OF CURRENT PORTION	—	—	407,374,452	—	407,374,452
DEFERRED TAXES	—	499,546	13,521,217	(14,020,763)	—
OTHER LIABILITIES	25,189,027	22,778,050	54,970,138	—	102,937,215

Total liabilities	565,293,143	120,918,126	528,214,778	(14,020,763)	1,200,405,284

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	307,172,090	480,946,890	2,364,155	(483,311,045)	307,172,090

Total liabilities and stockholders’ equity	$872,465,233	$601,865,016	$530,578,933	$(497,331,808)	$1,507,577,374

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,370,535	$218,370,680	$76,116,843	$(1,033,429)	$294,824,629
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	58,295,723	5,134,972	—	63,430,695
Labor	—	65,607,932	30,551,882	—	96,159,814
Other operating expenses	733,156	54,231,198	20,903,575	(1,033,429)	74,834,500
General and administrative expenses	12,790,198	—	—	—	12,790,198
Depreciation and amortization	1,162,565	11,089,680	5,561,299	—	17,813,544
Pre-opening expenses	—	465,676	—	—	465,676

Total operating costs and expenses	14,685,919	189,690,209	62,151,728	(1,033,429)	265,494,427

OPERATING INCOME	(13,315,384)	28,680,471	13,965,115	—	29,330,202
OTHER EXPENSES (INCOME):
Interest expense, net	11,720,185	—	9,039,397	—	20,759,582
Other, net	291,544	450	5,083,228	—	5,375,222

	12,011,729	450	14,122,625	—	26,134,804

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25,327,113)	28,680,021	(157,510)	—	3,195,398
PROVISION (BENEFIT) FOR INCOME TAXES	(7,853,821)	8,853,865	(49,611)	—	950,433

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(17,473,292)	19,826,156	(107,899)	—	2,244,965
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(719,121)	(4,089)	—	(723,210)

EQUITY IN EARNINGS OF SUBSIDIARIES	18,995,047	—	—	(18,995,047)	—

NET INCOME (LOSS)	$1,521,755	$19,107,035	$(111,988)	$(18,995,047)	$1,521,755

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$719,958	$205,434,810	$77,473,650	—	$283,628,418
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	56,487,210	5,253,614	—	61,740,824
Labor	—	61,613,978	28,822,982	—	90,436,960
Other operating expenses	612,108	49,741,027	21,390,083		71,743,218
General and administrative expenses	12,775,829	—	—	—	12,775,829
Depreciation and amortization	1,228,692	9,759,643	5,266,184	—	16,254,519
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	487,627	250,990	—	738,617

Total operating costs and expenses	14,616,629	178,089,485	60,983,853	—	253,689,967

OPERATING INCOME (LOSS)	(13,896,671)	27,345,325	16,489,797	—	29,938,451
OTHER EXPENSES (INCOME):
Interest (income) expense, net	9,777,885	(119,710)	3,945,755	—	13,603,930
Other, net	(118,195)	(15,177,486)	(3,300,503)	—	(18,596,184)

	9,659,690	(15,297,196)	645,252	—	(4,992,254)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(23,556,361)	42,642,521	15,844,545	—	34,930,705
PROVISION (BENEFIT) FOR INCOME TAXES	(8,174,058)	14,831,537	5,498,521	—	12,156,000

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(15,382,303)	27,810,984	10,346,024	—	22,774,705
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(558,015)	(100,408)	—	(658,423)

EQUITY IN EARNINGS OF SUBSIDIARIES	37,498,585	—	—	(37,498,585)	—

NET INCOME (LOSS)	$22,116,282	$27,252,969	$10,245,616	$(37,498,585)	$22,116,282

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Three months ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,521,755	$19,107,035	$(111,988)	$(18,995,047)	$1,521,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,162,565	11,252,150	5,561,299	—	17,976,014
Gain on disposition of assets	—	(19,350)	—	—	(19,350)
Change in assets and liabilities, net and other	20,374,977	(31,847,188)	2,892,459	18,995,047	10,415,295

Total adjustments	21,537,542	(20,614,388)	8,453,758	18,995,047	28,371,959

Net cash provided (used) by operating activities	23,059,297	(1,507,353)	8,341,770	—	29,893,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(907,880)	(3,811,653)	(19,667,371)	—	(24,386,904)
Proceeds from disposition of property and equipment	—	5,394,894	—	—	5,394,894

Net cash provided by (used in) investing activities	(907,880)	1,583,241	(19,667,371)	—	(18,992,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(15,274)	—	—	—	(15,274)
Proceeds from exercise of stock options	6,361	—	—	—	6,361
Payments of debt and related expenses, net	(5,608)	—	(53,416)	—	(59,024)
Proceeds from credit facility	38,000,000	—	21,000,000	—	59,000,000
Payments on credit facility	(48,000,000)	—	(15,000,000)	—	(63,000,000)
Dividends paid	(807,242)	—	—	—	(807,242)

Net cash provided (used) in financing activities	(10,821,763)	—	5,946,584	—	(4,875,179)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,329,654	75,888	(5,379,017)	—	6,026,525
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,265,460	9,249,286	26,086,500	—	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,595,114	$9,325,174	$20,707,483	$—	$45,627,771

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Three Months Ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,116,282	$27,252,969	$10,245,616	$(37,498,585)	$22,116,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	929,462	10,229,821	5,324,600	—	16,483,883
Gain on disposition of assets	—	(15,173,544)	(3,518,030)	—	(18,691,574)
Change in assets and liabilities, net and other	3,873,220	(35,067,827)	(8,197,297)	39,615,949	224,045

Total adjustments	4,802,682	(40,011,550)	(6,390,727)	39,615,949	(1,983,646)

Net cash provided (used) by operating activities	26,918,964	(12,758,581)	3,854,889	2,117,364	20,132,636
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(1,530,809)	(9,791,154)	(10,380,565)	—	(21,702,528)
Proceeds from disposition of property and equipment	3,200,000	18,988,307	15,955,756	—	38,144,063
Purchase of marketable securities	(5,331,308)	—	—	—	(5,331,308)
Sale of marketable securities	6,609,512	—	—	—	6,609,512

Net cash provided by (used in) investing activities	2,947,395	9,197,153	5,575,191	—	17,719,739

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(22,412,163)	—	—	—	(22,412,163)
Payments of debt and related expenses, net	(96,513)	—	(51,469)	—	(147,982)
Proceeds from credit facility	55,000,000	—	3,412,406	—	58,412,406
Payments on credit facility	(56,771,982)	—	(8,214,737)	—	(64,986,719)
Dividends paid	(1,107,483)	—	—	—	(1,107,483)

Net cash provided by (used in) financing activities	(25,388,141)	—	(4,853,800)	—	(30,241,941)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,478,218	(3,561,428)	4,576,280	2,117,364	7,610,434
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	9,982,920	23,403,386	(2,117,364)	31,268,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,478,218	$6,421,492	$27,979,666	$—	$38,879,376

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations have been excluded from this discussion.

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants. As of March 31, 2008, we operated 180 such restaurants, as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

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

On January 27, 2008 our Board of Directors received a letter from Tilman J. Fertitta, Chairman, President and CEO, proposing to acquire all of our outstanding common stock for $23.50 per share in cash, representing a 41% premium over the closing price of our common stock on January 25, 2008. On April 4, 2008, Mr. Fertitta revised his offer to acquire all of the outstanding common stock to a cash purchase price of $21.00 per share, representing a 37% premium over the closing price of our common stock on April 3, 2008. According to the revised proposal letter, the new proposal was the direct result of worsening credit market conditions and the continued downward trend in the economy, making it far more costly to obtain the debt financing required to consummate the proposed transaction. Mr. Fertitta has delivered a letter from the investment bank Jeffries & Company, Inc. indicating that they were highly confident in their ability to consummate the debt financing to complete the proposed transaction. The total value of the transaction is estimated to be approximately $1.3 billion, which includes Mr. Fertitta’s 39% equity ownership, as well as additional substantial cash equity.

Our Board of Directors has established a Special Committee of independent directors to review Mr. Fertitta’s proposal. The Special Committee has been authorized to conduct a strategic alternative analysis that will consider, among other things, the proposal received from Mr. Fertitta. If the Special Committee determines that a sale is in our best interest and the best interest of the stockholders, there can be no assurance that any agreement on financial or other terms satisfactory to the Special Committee will result in the approval of the proposal from Mr. Fertitta, or any other proposal, or if any proposal is approved, that the stockholders will vote in favor of such proposal.

Approximately $395.0 million in Senior Exchange Notes (New Notes) allow the note holders to redeem the New Notes at 101% of face value from February 28, 2009 to December 15, 2011. As a result, these notes are presented as current liabilities at March 31, 2008. Furthermore, due to the risk that our note holders will exercise their option to redeem the senior notes, we are pursuing alternative long-term financing. Despite the turmoil in the credit markets, we believe and have received indications from several financial sources that we will be successful in obtaining such financing due to our long history of performance, our strong diversified brands and our geographic diversification. However, we also believe that the new financing will carry higher interest rates and more restrictive terms than our current agreements and will reduce our capital available for growth and the terms may restrict our availability to pursue acquisitions in the near term. Accordingly, we have reduced our planned new unit growth for 2008 and 2009 until new financing is obtained. Notwithstanding the foregoing, due to the volatility in the credit markets, it is possible we will not be able to refinance the current loans.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to obtain alternate long-term financing, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding: potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries; future capital expenditures, including the amount and nature thereof; potential divestitures of restaurants, restaurant concepts and other operations or lines of business, business strategy and measures to implement such strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; the effectiveness of our marketing efforts; changing demographics surrounding our restaurants, hotels and casinos; the effect of changes in tax laws; actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses; our expectations of the continued availability and cost of capital resources; affect of the offer to acquire all outstanding common shares by Tilman J. Fertitta, Chairman, President and CEO; same store sales; earnings guidance; our ability to obtain long-term financing; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success; the risks described in “Risk Factors.”

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

Results of Operations

	Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	21.5%	21.7%
Labor	32.6%	31.9%
Other operating expenses (1)	25.4%	25.3%

Unit level profit (1)	20.5%	21.1%

(1)	Excludes depreciation, amortization, general and administrative and pre-opening expenses.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues increased $11,196,211, or 3.9%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Restaurant and hospitality revenues increased $12,090,272, or 5.7%, from $212,954,241 to $225,044,513, as result of the following approximate amounts: new restaurant openings—increase $10.9 million; additional day due to leap year—increase $2.9 million; same store sales (restaurants open all of the first quarter of 2008 and 2007) – decrease $0.3 million; restaurant closings-decrease $1.7 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of March 31, 2008 and 2007 were 180 and 172, respectively.

Gaming revenues decreased $894,061, or 1.3%, from $70,674,177 to $69,780,116 for the three months ended March 31, 2008 as a result of a decrease in table games hold and slot activity, partially offset by an increase in average casino room rates and food and beverage sales.

Cost of revenues increased $1,689,871, or 2.7%, to $63,430,695 for the three months ended March 31, 2008 from $61,740,824 for the same period in the prior year primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the three months ended March 31, 2008 decreased to 21.5% from 21.7% in 2007.

Labor expense increased $5,722,854, or 6.3%, from $90,436,960 for the three months ended March 31, 2007 to $96,159,814 for the three months ended March 31, 2008, principally as a result of increased revenues. Labor expenses as a percentage of revenues for the three months ended March 31, 2008 increased to 32.6% from 31.9% in 2007. The increase in labor as a percentage of revenues resulted in part from a new collective bargaining agreement with the Culinary Union for the Golden Nugget, Las Vegas and increases in the minimum wage.

Other operating expenses increased $3,091,282, or 4.3%, from $71,743,218 for the three months ended March 31 2007 to $74,834,500 for the three months ended March 31, 2008, principally as a result of increased revenues. Such expenses increased slightly as a percentage of revenues to 25.4% in 2008 from 25.3% in 2007.

General and administrative expenses increased $14,369 or 0.1%, to $12,790,198 for the three months ended March 31, 2008 from $12,775,829 as compared to the prior year, and decreased as a percentage of revenues to 4.3% in 2008 from 4.5% in 2007 due to the revenue increase for the period.

Depreciation and amortization expense increased by $1,559,025, or 9.6%, from $16,254,519 for the three months ended March 31, 2007 to $17,813,544 for the three months ended March 31, 2008. The increase for 2008 was due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Pre-opening expenses decreased by $272,941 from $738,617 for the three months ended March 31, 2007 to $465,676 for the three months ended March 31, 2008. This decrease relates to the both the number and type of openings undertaken in 2008 compared with the prior year.

The increase in net interest expense for the three months ended March 31, 2008, as compared to the prior year, is primarily due to increased borrowings and higher average borrowing rates as compared to the prior year period.

Other expense of $5,375,222 for the three months ended March 31, 2008 consists primarily of non-cash charges related to interest rate swaps not considered hedges. Other income of $18,596,184 for the three months ended March 31, 2007 primarily relates to gains on the disposition of property in Biloxi, MS and investments held for sale, as well as a $15.1 million gain realized on the sale of a single restaurant location.

An income tax provision of $950,433 was recorded for the three months ended March 31, 2008 compared with a provision of $12,156,000 for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 was 29.7% compared to 34.8% for the prior year period.

The after tax loss from discontinued operations was $723,210 for the three months ended March 31, 2008. The loss related primarily to operating losses on assets held for sale. Loss from discontinued operations was $658,423 for the three months ended March 31, 2007, and consisted mainly of operating losses.

Liquidity and Capital Resources

As a result of the settlement described below and the associated risk that our note holders will exercise their option to redeem the approximately $400.0 million in New Notes, we are pursuing alternative long-term financing. Despite the turmoil in the credit markets, we believe and have received indications from several financial sources that we will be successful in obtaining such financing due to our long history of performance, our strong diversified brands and our geographic diversification. However, we also believe that the new financing will carry higher interest rates and more restrictive terms than our current agreements. Moreover, as the debt market is very volatile at this time, it is possible we will not be able to refinance the current loans. Higher interest rates would reduce our capital available for growth and the terms may restrict our availability to pursue acquisitions in the near term. Accordingly, we have reduced our planned new unit growth for 2008 and 2009 until new financing is obtained.

On August 29, 2007 we agreed to commence an exchange offering on or before October 1, 2007 to exchange our $400.0 million 7.5% Senior Notes (the “Notes”) for Senior Exchange Notes (the “New Notes”) with an interest rate of 9.5%, an option for the Company to redeem the New Notes at 1% above par from October 29, 2007 to February 28, 2009 and an option for the note holders to redeem the New Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the Notes being exchanged. In connection with issuing the New Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the New Notes be redeemed by the note holders, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance.

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (the “Golden Nugget”), completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread, 2.0% and 0.75%, respectively, at March 31, 2008. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at March 31, 2008. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value will be reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash expense of approximately $4.7 million is reflected in the quarter ended March 31, 2008.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of March 31, 2008, we were in compliance with all such covenants. As of March 31, 2008, we had approximately $18.7 million in letters of credit outstanding, and our available borrowing capacity was $236.3 million.

As a primary result of the Golden Nugget refinancing and the New Notes, we have incurred higher interest expense. We expect to incur additional interest expense in the future as we continue the Golden Nugget expansion. We plan on constructing a hotel tower at the Golden Nugget – Las Vegas which we expect to complete by 2010 at an estimated cost of $160.0 million, funded primarily by the delayed draw term loan and operating cash flow.

Working capital, excluding discontinued operations, decreased from a deficit of $167.2 million as of December 31, 2007 to a deficit of $554.4 million as of March 31, 2008 primarily due to the change in the classification of Senior Notes to current. Cash flow to fund future operations, new restaurant development, stock repurchases, and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

Capital expenditures for the three months ended March 31, 2008 were $24.4 million, including $13.1 million for the Golden Nugget renovation. We expect capital expenditures to be approximately $100.0 million for the remainder of the year, primarily for the renovation and expansion of the Golden Nugget and new restaurants.

From time to time, we review opportunities for restaurant acquisitions and investments in the hospitality, gaming, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities for the next twelve months, subject to obtaining long term financing as noted above.

Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts. In April 2004, the annual dividend amount was increased to $0.20 per share, declared and paid in quarterly amounts. We paid dividends totaling $0.8 million during the three months ended March 31, 2008.

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

We operate approximately 180 full services restaurants and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, excluding the owned land component, of approximately $2.0 million, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

Recent Accounting Pronouncements

On January 1, 2008 we adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on results for the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), Implementation Issue No. E23, Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68 (Issue E23). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have non-zero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, SFAS 141R requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The implementation of this guidance will affect our consolidated financial statements after its effective date only to the extent we complete business combinations and therefore the impact cannot be determined at this time.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

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

Interest Rate Risk

Total debt at March 31, 2008 included $95.0 million of floating-rate debt attributed to borrowings at an average interest rate of 5.1%. As a result, our annual interest cost in 2008 will fluctuate based on short-term interest rates.

Consistent with our policy to manage our exposure to interest rate risk, and in conformity with the requirements of our first and second lien facilities, we entered into interest rate swaps with notional amounts covering all of the first and second lien borrowings of the Golden Nugget. The hedges are designed to convert the lien facilities’ floating interest rates to fixed rates at between 5.4% and 5.5%, plus the applicable margin.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.5%) would be approximately $0.5 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2008; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the three months ended March 31, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

General Litigation

On April 4, 2006, a purported class action lawsuit was filed against Joe’s Crab Shack—San Diego, Inc. in the Superior Court of California in San Diego by Kyle Pietrzak and others similarly situated. The lawsuit alleges that the defendant violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide minimum reporting time pay, failing to compensate employees for required expenses, including the expense to maintain uniforms, and violations of the Unfair Competition Law. In June 2006, the lawsuit was amended to include Kristina Brask as a named plaintiff and named Crab Addison, Inc. and Landry’s Seafood House—Arlington, Inc. as additional defendants. We have reached a settlement agreement which has been approved by the Court and fully accrued the amount.

On February 18, 2005, and subsequently amended, a purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in San Bernardino by Michael D. Harrison, et. al. Subsequently, on September 20, 2005, another purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in Los Angeles by Dustin Steele, et. al. On January 26, 2006, both lawsuits were consolidated into one action by the state Superior Court in San Bernardino. The lawsuits allege that Rainforest Cafe violated wage and hour laws, including not providing meal and rest breaks, uniform violations and failure to pay overtime. We have reached a settlement agreement which has been approved by the Court and fully accrued the amount.

On August 21, 2006 and subsequently amended on January 5, 2007, a purported shareholder derivative action entitled Albert D. Hulliung, derivatively on Behalf of Nominal Defendant Landry’s Restaurants, Inc. was brought against certain members of our Board of Directors and certain of our current and former executive officers in the District Court of Harris County, Texas. The lawsuit alleged breach of fiduciary duties, unjust enrichment and other violations of law relating to the Company’s historical stock option practices. Plaintiff sought to recover damages in the favor of the Company for damages sustained by the Company, disgorgement of profits, and attorney’s fees and expenses. On or about February 29, 2008, we filed a Motion to Dismiss the case. On March 25, 2008, the Court granted our Motion and dismissed the case. Plaintiff initially sought reconsideration of the Court’s ruling, however, on or about May 1, 2008, withdrew its Motion and did not appeal the Court’s ruling.

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

Rice, Steamfitters Local 449 Pension Fund, Reynolds, Caryer, and Maschler are each pled as a putative class actions in which we and the members of our Board of Directors are named as defendants. Plaintiffs allege that we and/or the members of our Board of Directors have breached or will breach fiduciary duties to our shareholders with regard to the presentation or consideration of Mr. Fertitta’s proposal to acquire all of our outstanding common stock. Caryer purports to assert an additional claim of alleged aiding and abetting breach of fiduciary duty against us. Maschler purports to assert an additional claim for indemnification. Plaintiffs’ also seek to enjoin in some form the consideration or acceptance of Mr. Fertitta’s proposal. The amount of damages initially sought is not indicated by any plaintiff. On March 26, 2008, all of these cases were consolidated into one action. We intend to contest these matters vigorously.

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors disclosed in our 2007 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March, July and November 2007, we authorized an additional $50.0 million, $75.0 million and $1.5 million, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 24.0 million shares of common stock for approximately $472.4 million through March 31, 2008.

The following table summarizes repurchases of our common stock during the quarter ended March 31, 2008 pursuant to our open market stock purchase program.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2008	—	$—	—	$144,398
February 1 - 29, 2008	—	$—	—	$144,398
March 1 - 31, 2008	806	$18.95	806	$129,124

Total shares purchased	806	$18.95	806	$129,124

ITEM 6.	Exhibits

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

Date: May 12, 2008