Form 10-Q
period 2008-06-30
LANDRYS RESTAURANTS INC
filed 2008-08-11
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

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

AS OF AUGUST 4, 2008 THERE WERE

16,143,975 SHARES OF $0.01 PAR VALUE

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2008.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	the merger agreement entered into by us and Fertitta Holdings, Inc., among others on June 16, 2008 and whether it will be consummated;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Fertitta Holdings, Inc.;

•	the outcome of any legal proceedings that have been, or may be, instituted against the Company related to the merger agreement;

•

the inability to complete the merger due to the failure to obtain stockholder approval for the merger or the failure to satisfy other conditions to completion of the merger, including the receipt of all regulatory approvals related to the merger;

•	the failure to obtain the necessary financing arrangements set forth in the debt and equity commitment letters delivered pursuant to the merger agreement;

•	potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	potential divestitures of restaurants, restaurant concepts and other operations or lines of business,

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	affect of the offer to acquire all outstanding common shares by Tilman J. Fertitta, Chairman, President and CEO;

•	same store sales;

•	earnings guidance;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors.”

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,936,046	$39,601,246
Accounts receivable—trade and other, net	16,903,237	24,280,859
Inventories	30,154,961	35,330,911
Deferred taxes	22,629,506	21,647,642
Assets related to discontinued operations	5,888,789	10,010,719
Other current assets	14,594,836	12,648,177

Total current assets	136,107,375	143,519,554

PROPERTY AND EQUIPMENT, net	1,261,436,087	1,250,071,416
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	38,946,542	39,146,222
OTHER ASSETS, net	44,763,465	51,717,790

Total assets	$1,499,781,016	$1,502,982,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,128,464	$74,887,821
Accrued liabilities	134,147,628	137,737,650
Income taxes payable	2,474,155	843,045
Current portion of long-term notes and other obligations	478,225,905	87,243,013
Liabilities related to discontinued operations	2,835,360	3,991,295

Total current liabilities	677,811,512	304,702,824

LONG-TERM NOTES, NET OF CURRENT PORTION	408,322,480	801,427,868
OTHER LIABILITIES	80,444,279	79,952,764

Total liabilities	1,166,578,271	1,186,083,456

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,143,975 and 16,147,745, shares issued and outstanding, respectively	161,440	161,478
Additional paid-in capital	220,404,546	218,350,471
Retained earnings	128,739,434	114,965,728
Accumulated other comprehensive loss	(16,102,675)	(16,578,604)

Total stockholders’ equity	333,202,745	316,899,073

Total liabilities and stockholders’ equity	$1,499,781,016	$1,502,982,529

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES	$311,392,963	$308,020,061	$606,217,593	$591,648,479
OPERATING COSTS AND EXPENSES:
Cost of revenues	67,706,983	69,076,080	131,137,678	130,816,904
Labor	98,231,176	96,692,814	194,390,990	187,129,774
Other operating expenses	77,249,820	75,090,518	152,084,320	146,833,737
General and administrative expense	12,353,190	16,732,632	25,143,388	29,508,461
Depreciation and amortization	17,859,007	16,074,652	35,672,551	32,329,171
Asset impairment expense	1,593,141	—	1,593,141	—
Pre-opening expenses	372,396	826,949	838,072	1,565,566

Total operating costs and expenses	275,365,713	274,493,645	540,860,140	528,183,613

OPERATING INCOME	36,027,250	33,526,416	65,357,453	63,464,866
OTHER EXPENSE (INCOME):
Interest expense, net	19,924,731	13,457,235	40,684,313	27,061,165
Other, net	(4,156,481)	6,469,519	1,218,741	(12,126,665)

Total other expense	15,768,250	19,926,754	41,903,054	14,934,500

Income from continuing operations before income taxes	20,259,000	13,599,662	23,454,399	48,530,366
Provision for income taxes	6,229,749	4,359,264	7,180,183	16,515,263

Income from continuing operations	14,029,251	9,240,398	16,274,216	32,015,103
Loss from discontinued operations, net of taxes	(157,665)	(2,297,791)	(880,875)	(2,956,214)

Net income	$13,871,586	$6,942,607	$15,393,341	$29,058,889

EARNINGS (LOSS) PER SHARE INFORMATION:
BASIC
Income from continuing operations	$0.92	$0.45	$1.07	$1.53
Loss from discontinued operations	(0.01)	(0.11)	(0.06)	(0.14)

Net income	$0.91	$0.34	$1.01	$1.39

Weighted average number of common shares outstanding	15,260,000	20,575,000	15,260,000	20,950,000
DILUTED
Income from continuing operations	$0.91	$0.44	$1.05	$1.49
Loss from discontinued operations	(0.01)	(0.11)	(0.06)	(0.14)

Net income	$0.90	$0.33	$0.99	$1.35

Weighted average number of common and common share equivalents outstanding	15,500,000	21,100,000	15,515,000	21,500,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2007	16,147,745	$161,478	$218,350,471	$114,965,728	$(16,578,604)	$316,899,073
Comprehensive income:
Net income	—	—	—	15,393,341	—	15,393,341
Gain on interest rate swaps, net of tax expense of $256,269	—	—	—	—	475,929	475,929

Total comprehensive income						15,869,270
Exercise of stock options	806	8	6,353	—	—	6,361
Forfeiture of restricted stock	(3,770)	(38)	38	—	—	—
Purchase of common stock held for treasury	(806)	(8)	(10,000)	(5,266)	—	(15,274)
Stock based compensation expense	—	—	2,057,684	—	—	2,057,684
Dividends paid	—	—	—	(1,614,369)	—	(1,614,369)

Balance, June 30, 2008	16,143,975	$161,440	$220,404,546	$128,739,434	$(16,102,675)	$333,202,745

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,393,341	$29,058,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,784,927	32,721,970
Asset impairment expense	1,593,141	2,297,027
Loss (gain) on disposition of assets	25,137	(18,740,671)
Changes in assets and liabilities, net and other	2,145,759	13,921,593

Total adjustments	39,548,964	30,199,919

Net cash provided by operating activities	54,942,305	59,258,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(53,491,952)	(51,555,127)
Proceeds from disposition of property and equipment	8,630,224	40,783,352
Purchase of marketable securities	—	(5,331,308)
Proceeds from the sale of securities	—	6,609,512

Net cash (used in) provided by investing activities	(44,861,728)	(9,493,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(15,274)	(52,815,114)
Proceeds from exercise of stock options	6,361	2,623,415
Payments of debt and related expenses, net	(122,495)	(155,310,977)
Financing proceeds	—	375,000,000
Debt issuance costs	—	(10,190,289)
Proceeds from credit facility	140,000,000	93,815,778
Payments on credit facility	(142,000,000)	(141,390,091)
Dividends paid	(1,614,369)	(2,180,630)

Net cash (used in) provided by financing activities	(3,745,777)	109,552,092
NET INCREASE IN CASH AND EQUIVALENTS	6,334,800	159,317,329
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,601,246	31,268,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,936,046	$190,586,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$39,713,918	$29,974,014
Income taxes	$(3,240,689)	$868,347
Non-cash transaction:
Unsettled treasury stock transactions	$—	$7,448,450

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

The Merger

On June 16, 2008, we entered into an Agreement and Plan of Merger (Merger Agreement) with Fertitta Holdings, Inc., a Delaware corporation (Parent), and Fertitta Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub). Pursuant to the terms of the Merger Agreement, and assuming the merger is completed, Merger Sub will be merged with and into us, and as a result we will continue as the surviving corporation and as a wholly-owned subsidiary of Parent. Parent is owned by Tilman J. Fertitta, Chairman, President and Chief Executive Officer of Landry’s.

At the effective time of the merger, each of our outstanding shares of common stock, other than shares owned by us, Parent, Merger Sub or any other subsidiary of Parent and shareholders who perfected appraisal rights under applicable law, will be cancelled and converted into the right to receive $21.00 in cash, without interest.

Our Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (Special Committee), has concluded that the Merger Agreement is fair, advisable and in the best interests of Landry’s stockholders and has approved the Merger Agreement and has recommended that Landry’s stockholders vote in favor of the Merger Agreement.

The Merger Agreement contains provisions pursuant to which the Special Committee with the assistance of its independent advisors, actively solicited alternative acquisition proposals for approximately 45 days after the date of the Merger Agreement, or July 31, 2008, and thereafter, may receive unsolicited proposals. No such proposals have been received. The Merger Agreement provides that, upon termination under specified circumstances related to a competing acquisition proposal, we would be required to pay a termination fee of $24.0 million to Parent, except in the case of a termination resulting from a superior acquisition proposal received on or before July 31, 2008, in which case the termination fee payable to Parent will be $3.4 million. The Merger Agreement provides that if there is a termination resulting from the breach by us under specified circumstances of any representation, warranty, covenant or agreement, we must reimburse Parent for reasonable out-of-pocket fees and expenses (including reasonable legal fees and expenses) incurred by Parent, Merger Sub and their respective affiliates in connection with the transactions contemplated by the Merger Agreement up to $7.5 million. The Merger Agreement further provides that upon termination under specified circumstances related to a breach of any representation, warranty, covenant or agreement on the part of Parent or Merger Sub, Parent would be required to pay to us a reverse termination fee of $24.0 million, unless the termination right arises prior to August 15, 2008, in which event the reverse termination fee would be $3.4 million, plus reimbursement of expenses up to $7.5 million. Moreover, the Merger Agreement further provides that if all closing conditions have been satisfied or waived and Parent fails to comply with its obligation to close the transaction, including the breach by Mr. Fertitta of his equity commitment by the Outside Date as defined in the Merger Agreement, Parent shall be required to pay to us a reverse termination fee of $24.0 million. Tilman J. Fertitta has guaranteed the payment of the reverse termination fee and expense reimbursement obligations of Parent or Merger Sub under the Merger Agreement.

Mr. Fertitta has committed to provide equity financing and has obtained debt financing commitments for the transactions contemplated by the Merger Agreement, the proceeds of which will be used by Parent to pay the aggregate merger consideration and related fees and expenses of the transactions contemplated by the Merger Agreement. Consummation of the Merger is subject to regulatory approvals, other customary closing conditions and performance criteria, including no material adverse effects on the results of operations of the Company prior to closing.

The Merger Agreement also provides that Mr. Fertitta will vote his shares of Common Stock in favor of adoption of the Merger Agreement and the approval of the transactions contemplated thereby and to refrain from granting any proxies or entering into any other voting arrangements with respect to, or sell, grant, assign, transfer, pledge, encumber or otherwise dispose of his shares of Common Stock, subject to certain limited exceptions.

Discontinued Operations

During 2006 as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units (Note 2). During 2007, several additional locations were added to our disposal plan. The results

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchy for fair value measurements, such that Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, Level 2 measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a highly subjective measure.

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2008 consist of interest rate swaps (Note 4), for which the lowest level of input significant to their fair value measurement is Level 2. As of June 30, 2008 the fair value of the interest rate swap liabilities totaled $30.4 million.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

On January 1, 2008 we adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on our consolidated financial statements for the first half of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157, for non-financial assets and liabilities, will have on our consolidated financial statements.

In June 2007, the FASB issued Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock, which are expected to vest, be recorded as an increase to additional paid-in capital. We originally accounted for this tax benefit as a reduction to income tax expense. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. We adopted the provisions of EITF 06-11 on January 1, 2008. EITF 06-11 did not have a material effect on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment arrangements are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings per Share. The provisions of EITF 03-6-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior period EPS data presented will be adjusted retrospectively to conform with the provisions of EITF 03-6-1. Early application is not permitted. We are currently evaluating the impact that EITF 03-6-1 may have on our consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles. We do not believe that implementation of SFAS 162 will have any effect on our consolidated financial statements.

2. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG LIVED ASSETS

During the third quarter of 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack (“Joe’s”) units. During 2007, several additional locations were added to our disposal plan. The results of operations for all stores included in our disposal plan have been classified as discontinued operations in our statements of income, balance sheets and segment information for all periods presented.

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

The results of discontinued operations for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$520,383	$3,263,856	$1,772,790	$5,925,621
Loss from discontinued operations before income taxes	(242,561)	(3,706,115)	(1,355,193)	(4,768,087)
Income tax benefit on discontinued operations	(84,896)	(1,408,324)	(474,318)	(1,811,873)

Net loss from discontinued operations	$(157,665)	$(2,297,791)	$(880,875)	$(2,956,214)

3. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2008	December 31, 2007
Payroll and related costs	$30,938,623	$32,962,213
Rent and insurance	32,246,271	29,991,916
Taxes, other than payroll and income taxes	17,255,161	19,129,127
Deferred revenue (gift cards and certificates)	15,246,171	17,847,319
Accrued interest	2,999,907	3,532,611
Casino deposits, outstanding chips and other gaming	9,429,816	9,578,075
Other	26,031,679	24,696,389

	$134,147,628	$137,737,650

4. DEBT

On August 29, 2007, we agreed to commence an exchange offering on or before October 1, 2007 to exchange our $400.0 million 7.5% Senior Notes (the “Notes”) for Senior Exchange Notes (the “New Notes”) with an interest rate of 9.5%, an option allowing us to redeem the New Notes at 1% above par from October 29, 2007 to February 28, 2009 and an option for the note holders to redeem the New Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. As a result, these notes are presented as current liabilities at June 30, 2008. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the Notes being exchanged. In connection with issuing the New Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the New Notes be redeemed by the note holders, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance.

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (the “Golden Nugget”), completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread, 2.0% and 0.75%, respectively, at June 30, 2008. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at June 30, 2008. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value will be reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash gain of approximately $4.4 million is reflected in the three months ended June 30, 2008 and a non-cash expense of approximately $0.2 million is reflected in the six months ended June 30, 2008.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of June 30, 2008, we were in compliance with all such covenants. As of June 30, 2008, we had approximately $25.3 million in letters of credit outstanding, and our available borrowing capacity was $227.7 million.

Long-term debt is comprised of the following:

	June 30, 2008	December 31, 2007
$300.0 million Bank Syndicate Credit Facility, Libor + 1.50% interest only, due December 2009	$78,000,000	$87,000,000
$400.0 million Senior Notes, 9.5% interest only, due December 2014	395,662,000	395,662,000
$400.0 million Senior Notes, 7.5% interest only, due December 2014	4,338,000	4,338,000
$50.0 million revolving credit facility, Libor + 2.0%, due June 2013	19,000,000	12,000,000
$330.0 million First Lien Term Loan, Libor + 2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2014	210,000,000	210,000,000
$165.0 million Second Lien Term Loan, Libor + 3.25%, interest only, due December 2014	165,000,000	165,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,521,554	10,626,942
Other long-term notes payable with various interest rates, principal and interest paid monthly	26,831	43,939
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000

Total debt	886,548,385	888,670,881
Less current portion	478,225,905	87,243,013

Long-term portion	$408,322,480	$801,427,868

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$14,029,251	$9,240,398	$16,274,216	$32,015,103
Loss from discontinued operations, net of taxes	(157,665)	(2,297,791)	(880,875)	(2,956,214)

Net income	$13,871,586	$6,942,607	$15,393,341	$29,058,889

Weighted average common shares outstanding—basic	15,260,000	20,575,000	15,260,000	20,950,000
Dilutive common stock equivalents:
Stock options	225,000	475,000	238,000	500,000
Restricted stock	15,000	50,000	17,000	50,000

Weighted average common and common share equivalents outstanding—diluted	15,500,000	21,100,000	15,515,000	21,500,000
Earnings (loss) per share—basic
Income from continuing operations	$0.92	$0.45	$1.07	$1.53
Loss from discontinued operations, net of taxes	(0.01)	(0.11)	(0.06)	(0.14)

Net income	$0.91	$0.34	$1.01	$1.39

Earnings (loss) per share—diluted
Income from continuing operations	$0.91	$0.44	$1.05	$1.49
Loss from discontinued operations, net of taxes	(0.01)	(0.11)	(0.06)	(0.14)

Net income	$0.90	$0.33	$0.99	$1.35

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

For the three months ended June 30, 2008 and 2007, total stock-based compensation expense, which includes both stock options and restricted stock, totaled $1.0 million and $1.3 million, respectively. For the six months ended June 30, 2008 and 2007, total stock-based compensation expense totaled $2.1 million and $2.7 million, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

No restricted stock or stock options were granted during the six months ended June 30, 2008.

7. INCOME TAXES

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As of December 31, 2007, we had approximately $14.1 million of unrecognized tax benefits, including $2.0 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. We concluded a state income tax audit this quarter with no material change to our unrecognized tax benefit. There were no other material changes in unrecognized benefits for the six months ended June 30, 2008. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions at June 30, 2008.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local income tax matters have been concluded for years through 2003. The Internal Revenue Service has begun an audit of our

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidated federal income tax returns for the year ended December 31, 2005. There have been no material issues identified to date.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

8. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of June 30, 2008, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $125.0 million, including construction of certain new restaurants and the construction of a hotel tower at the Golden Nugget – Las Vegas estimated to cost an aggregate $160.0 million during the next eighteen months.

In connection with our purchase of an 80% interest in T-Rex Cafe, Inc. in February 2006, we committed to spend an estimated aggregate of $48.0 million during 2006, 2007 and 2008 to complete one T-Rex restaurant in Kansas City, Kansas, construct one T-Rex restaurant as well as an Asian themed restaurant in Walt Disney World Florida theme parks and construct an additional T-Rex restaurant. Our remaining commitment as of June 30, 2008 amounts to approximately $9.1 million.

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

Other Commitments

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded expenses of $2.4 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively, and $4.7 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Rice, Steamfitters Local 449 Pension Fund, Reynolds, Caryer, and Maschler are each pled as putative class actions in which we and the members of our Board of Directors are named as defendants. Plaintiffs allege that we and/or the members of our Board of Directors have breached or will breach fiduciary duties to our shareholders with regard to the presentation or consideration of Mr. Fertitta’s proposal to acquire all of our outstanding common stock. Caryer purports to assert an additional claim of alleged aiding and abetting breach of fiduciary duty against us. Maschler purports to assert an additional claim for indemnification. Plaintiffs’ also seek to enjoin in some form the consideration or acceptance of Mr. Fertitta’s proposal. The amount of damages initially sought is not indicated by any plaintiff. On March 26, 2008, all of these cases were consolidated into one action. We believe these lawsuits are without merit and intend to contest these matters vigorously.

In addition, following the announcement of our entering into a merger agreement with Fertitta Holdings, Inc., among others, the following lawsuits were filed.

Civil Action No. 3856-VCL; James F. Stuart, Individually and on behalf of all others similarly situated v. Landry’s Restaurant’s Inc., et al.; In the Court of Chancery of the State of Delaware was filed June 26, 2008.

Civil Action No. 3860-VCN; David Barfield v. Landry’s Restaurants, Inc., et al.; In the Court of Chancery of the State of Delaware was filed June 27, 2008.

Stuart and Barfield are also pled as putative class action lawsuits in which we and the members of our Board of Directors are named as defendants, along with Fertitta Holdings, Inc. and Fertitta Acquisition Co. On July 29, 2008, both of these cases were consolidated into one action and Plaintiffs filed an Amended Consolidated Class Action Complaint. Plaintiffs allege that the merger agreement has several terms that unduly hinder shareholders from obtaining the best and highest value for their shares and that the proposed transaction is grossly unfair to shareholders and that Fertitta Holdings, Inc. is not paying a fair or adequate price. Plaintiffs also allege multiple material misrepresentations and omissions in the Preliminary Proxy which fail to provide shareholders with the information they require to make an informed decision regarding the proposed transaction. The Plaintiffs allege that the individual defendants have breached their fiduciary duty to shareholders by entering into the transaction and also by failing to make proper disclosures in the Preliminary Proxy. Plaintiffs also allege that Fertitta Holdings, Inc. and Fertitta Acquisition Co. assisted the individual defendants in breaching their fiduciary duties. Plaintiffs seek to enjoin the transaction and damages. The amount of damages is not indicated. We believe this lawsuit is without merit and intend to contest this matter vigorously.

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Restaurant and Hospitality	$244,861,517	$241,428,238	$469,906,031	$454,382,479
Gaming	66,531,446	66,591,823	136,311,562	137,266,000

Total	$311,392,963	$308,020,061	$606,217,593	$591,648,479

Unit level profit:
Restaurant and Hospitality	$50,895,759	$50,509,404	$92,778,244	$89,332,552
Gaming	17,309,225	16,651,245	35,826,361	37,535,512

Total	$68,204,984	$67,160,649	$128,604,605	$126,868,064

Depreciation, amortization and impairment:
Restaurant and Hospitality	$14,165,527	$11,796,688	$26,737,534	$23,435,962
Gaming	5,286,621	4,277,964	10,528,158	8,893,209

Total	$19,452,148	$16,074,652	$37,265,692	$32,329,171

Income before taxes:
Unit level profit	$68,204,984	$67,160,649	$128,604,605	$126,868,064
Depreciation, amortization and impairment	19,452,148	16,074,652	37,265,692	32,329,171
General and administrative	12,353,190	16,732,632	25,143,388	29,508,461
Pre-opening	372,396	826,949	838,072	1,565,566
Interest expense, net	19,924,731	13,457,235	40,684,313	27,061,165
Other expenses (income)	(4,156,481)	6,469,519	1,218,741	(12,126,665)

Consolidated income from continuing operations before taxes	$20,259,000	$13,599,662	$23,454,399	$48,530,366

			June 30, 2008	December 31, 2007
Segment assets:
Restaurant and Hospitality			$734,622,522	$754,689,332
Gaming			583,307,661	564,686,113
Corporate and other (1)			181,850,833	183,607,084

			$1,499,781,016	$1,502,982,529

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

June 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,855,227	$9,109,232	$17,971,587	$—	$45,936,046
Accounts receivable—trade and other, net	3,583,939	9,406,211	3,913,087	—	16,903,237
Inventories	13,752,083	13,190,240	3,212,638	—	30,154,961
Deferred taxes	18,307,300	394,071	3,928,135	—	22,629,506
Assets related to discontinued operations	3,482,769	2,406,020	—	—	5,888,789
Other current assets	5,641,199	3,050,834	5,902,803	—	14,594,836

Total current assets	63,622,517	37,556,608	34,928,250	—	136,107,375

PROPERTY AND EQUIPMENT, net	41,953,794	676,577,405	542,904,888	—	1,261,436,087
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,797,139	8,468,181	28,681,222	—	38,946,542
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	763,087,717	(116,218,972)	(105,926,679)	(540,942,066)	—
OTHER ASSETS, net	13,044,548	2,040,717	29,678,200	—	44,763,465

Total assets	$883,505,715	$626,951,486	$530,265,881	$(540,942,066)	$1,499,781,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,907,403	$21,459,545	$14,761,516	$—	$60,128,464
Accrued liabilities	21,593,442	72,721,461	39,832,725	—	134,147,628
Income taxes payable	878,323	—	1,595,832	—	2,474,155
Current portion of long-term debt and other obligations	478,026,832	—	199,073	—	478,225,905
Liabilities related to discontinued operations	—	2,835,360	—	—	2,835,360

Total current liabilities	524,406,000	97,016,366	56,389,146	—	677,811,512

LONG-TERM NOTES, NET OF CURRENT PORTION	—	—	408,322,480	—	408,322,480
DEFERRED TAXES	—	576,886	14,431,703	(15,008,589)	—
OTHER LIABILITIES	25,896,970	22,291,326	32,255,983	—	80,444,279

Total liabilities	550,302,970	119,884,578	511,399,312	(15,008,589)	1,166,578,271

COMMITMENTS AND CONTINGENCIES
TOTAL STOCKHOLDERS’ EQUITY	333,202,745	507,066,908	18,866,569	(525,933,477)	333,202,745

Total liabilities and stockholders’ equity	$883,505,715	$626,951,486	$530,265,881	$(540,942,066)	$1,499,781,016

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$564,675	$238,384,907	$73,306,240	$(862,859)	$311,392,963
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	62,562,642	5,144,341	—	67,706,983
Labor	—	68,161,276	30,069,900	—	98,231,176
Other operating expenses	(22,331)	58,604,066	19,530,944	(862,859)	77,249,820
General and administrative expenses	12,353,190	—	—	—	12,353,190
Depreciation and amortization	1,147,903	11,087,717	5,623,387	—	17,859,007
Asset impairment expense	—	—	1,593,141	—	1,593,141
Pre-opening expenses	—	372,396	—	—	372,396

Total operating costs and expenses	13,478,762	200,788,097	61,961,713	(862,859)	275,365,713

OPERATING INCOME	(12,914,087)	37,596,810	11,344,527	—	36,027,250
OTHER EXPENSES (INCOME):
Interest expense, net	10,854,825	—	9,069,906	—	19,924,731
Other, net	146,878	631	(4,303,990)	—	(4,156,481)

	11,001,703	631	4,765,916	—	15,768,250

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(23,915,790)	37,596,179	6,578,611	—	20,259,000
PROVISION (BENEFIT) FOR INCOME TAXES	(7,085,510)	11,318,827	1,996,432	—	6,229,749

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(16,830,280)	26,277,352	4,582,179	—	14,029,251
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(157,334)	(331)	—	(157,665)

EQUITY IN EARNINGS OF SUBSIDIARIES	30,701,866	—	—	(30,701,866)	—

NET INCOME (LOSS)	$13,871,586	$26,120,018	$4,581,848	$(30,701,866)	$13,871,586

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$234,433	$232,783,378	$75,002,250	$—	$308,020,061
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	63,554,577	5,521,503	—	69,076,080
Labor	—	67,829,105	28,863,709	—	96,692,814
Other operating expenses	(75,349)	52,641,520	22,524,347		75,090,518
General and administrative expenses	16,732,632	—	—	—	16,732,632
Depreciation and amortization	1,113,356	10,031,500	4,929,796	—	16,074,652
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	593,279	233,670	—	826,949

Total operating costs and expenses	17,770,639	194,649,981	62,073,025	—	274,493,645

OPERATING INCOME (LOSS)	(17,536,206)	38,133,397	12,929,225	—	33,526,416
OTHER EXPENSES (INCOME):
Interest (income) expense, net	9,226,200	—	4,231,035	—	13,457,235
Other, net	309,911	(174,552)	6,334,160	—	6,469,519

	9,536,111	(174,552)	10,565,195	—	19,926,754

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(27,072,317)	38,307,949	2,364,030	—	13,599,662
PROVISION (BENEFIT) FOR INCOME TAXES	(9,617,455)	13,174,205	802,514	—	4,359,264

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(17,454,862)	25,133,744	1,561,516	—	9,240,398
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(2,379,538)	81,747	—	(2,297,791)

EQUITY IN EARNINGS OF SUBSIDIARIES	24,397,469	—	—	(24,397,469)	—

NET INCOME (LOSS)	$6,942,607	$22,754,206	$1,643,263	$(24,397,469)	$6,942,607

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,935,211	$456,755,587	$149,423,083	$(1,896,288)	$606,217,593
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	120,858,365	10,279,313	—	131,137,678
Labor	—	133,769,208	60,621,782	—	194,390,990
Other operating expenses	710,824	112,835,265	40,434,519	(1,896,288)	152,084,320
General and administrative expenses	25,143,388	—	—	—	25,143,388
Depreciation and amortization	2,310,468	22,177,397	11,184,686	—	35,672,551
Asset impairment expense	—	—	1,593,141	—	1,593,141
Pre-opening expenses	—	838,072	—	—	838,072

Total operating costs and expenses	28,164,680	390,478,307	124,113,441	(1,896,288)	540,860,140

OPERATING INCOME	(26,229,469)	66,277,280	25,309,642	—	65,357,453
OTHER EXPENSES (INCOME):
Interest expense, net	22,575,010	—	18,109,303	—	40,684,313
Other, net	438,422	1,081	779,238	—	1,218,741

	23,013,432	1,081	18,888,541	—	41,903,054

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(49,242,901)	66,276,199	6,421,101	—	23,454,399
PROVISION (BENEFIT) FOR INCOME TAXES	(14,939,330)	20,172,692	1,946,821	—	7,180,183

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(34,303,571)	46,103,507	4,474,280	—	16,274,216
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(876,455)	(4,420)	—	(880,875)

EQUITY IN EARNINGS OF SUBSIDIARIES	49,696,912	—	—	(49,696,912)	—

NET INCOME (LOSS)	$15,393,341	$45,227,052	$4,469,860	$(49,696,912)	$15,393,341

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$954,394	$438,218,185	$152,475,900	$—	$591,648,479
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	120,041,787	10,775,117	—	130,816,904
Labor	—	129,443,083	57,686,691	—	187,129,774
Other operating expenses	536,759	102,382,548	43,914,430		146,833,737
General and administrative expenses	29,508,461	—	—	—	29,508,461
Depreciation and amortization	2,342,049	19,791,142	10,195,980	—	32,329,171
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	1,080,906	484,660	—	1,565,566

Total operating costs and expenses	32,387,269	372,739,466	123,056,878	—	528,183,613

OPERATING INCOME (LOSS)	(31,432,875)	65,478,719	29,419,022	—	63,464,866
OTHER EXPENSES (INCOME):
Interest (income) expense, net	18,884,881	(506)	8,176,790	—	27,061,165
Other, net	114,424	(15,348,105)	3,107,016	—	(12,126,665)

	18,999,305	(15,348,611)	11,283,806	—	14,934,500

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(50,432,180)	80,827,330	18,135,216	—	48,530,366
PROVISION (BENEFIT) FOR INCOME TAXES	(17,791,512)	28,005,740	6,301,035	—	16,515,263

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(32,640,668)	52,821,590	11,834,181	—	32,015,103
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(119,204)	(2,818,349)	(18,661)	—	(2,956,214)

EQUITY IN EARNINGS OF SUBSIDIARIES	61,818,761	—	—	(61,818,761)	—

NET INCOME (LOSS)	$29,058,889	$50,003,241	$11,815,520	$(61,818,761)	$29,058,889

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six months ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,393,341	$45,227,052	$4,469,860	$(49,696,912)	$15,393,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,310,469	20,692,616	12,781,842	—	35,784,927
Asset impairment expense	—	1,593,141	—	—	1,593,141
Loss on disposition of assets	—	25,137	—	—	25,137
Change in assets and liabilities, net and other	9,153,177	(50,589,914)	(6,114,416)	49,696,912	2,145,759

Total adjustments	11,463,646	(28,279,020)	6,667,426	49,696,912	39,548,964

Net cash provided (used) by operating activities	26,856,987	16,948,032	11,137,286	—	54,942,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(1,626,830)	(25,718,310)	(26,146,812)	—	(53,491,952)
Proceeds from disposition of property and equipment	—	8,630,224	—	—	8,630,224
Purchase of marketable securities	—	—	—	—	—
Proceeds from the sale of securities	—	—	—	—	—

Net cash provided by (used in) investing activities	(1,626,830)	(17,088,86)	(26,146,812)	—	(44,861,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(15,274)	—	—	—	(15,274)
Proceeds from exercise of stock options	6,361	—	—	—	6,361
Payments of debt and related expenses, net	(17,108)	—	(105,387)	—	(122,495)
Financing proceeds	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Proceeds from credit facility	98,000,000	—	42,000,000	—	140,000,000
Payments on credit facility	(107,000,000)	—	(35,000,000)	—	(142,000,000)
Dividends paid	(1,614,369)	—	—	—	(1,614,369)

Net cash provided (used) in financing activities	(10,640,390)	—	6,894,613	—	(3,745,777)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,589,767	(140,054)	(8,114,913)	—	6,334,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,265,460	9,249,286	26,086,500	—	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,855,227	$9,109,232	$17,971,587	$—	$45,936,046

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,058,889	$50,003,241	$11,815,520	$(61,818,761)	$29,058,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,828,905	20,478,804	10,414,261	—	32,721,970
Asset impairment expense	—	—	2,297,027	—	2,297,027
Gain on disposition of assets	—	(15,222,641)	(3,518,030)	—	(18,740,671)
Change in assets and liabilities, net and other	37,176,344	(55,829,008)	(31,361,868)	63,936,125	13,921,593

Total adjustments	39,005,249	(50,572,845)	(22,168,610)	63,936,125	30,199,919

Net cash provided (used) by operating activities	68,064,138	(569,604)	(10,353,090)	2,117,364	59,258,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(1,097,039)	(21,240,839)	(29,217,249)	—	(51,555,127)
Proceeds from disposition of property and equipment	3,200,000	18,988,307	18,595,045	—	40,783,352
Purchase of marketable securities	(5,331,308)	—	—	—	(5,331,308)
Proceeds from the sale of securities	6,609,512	—	—	—	6,609,512

Net cash provided by (used in) investing activities	3,381,165	(2,252,532)	(10,622,204)	—	(9,493,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(52,815,114)	—	—	—	(52,815,114)
Proceeds from exercise of stock options	2,623,415	—	—	—	2,623,415
Payments of debt and related expenses, net	(212,397)	—	(155,098,580)	—	(155,310,977)
Financing proceeds	—	—	375,000,000	—	375,000,000
Debt issuance costs	—	—	(10,190,289)	—	(10,190,289)
Proceeds from credit facility	82,000,000	—	11,815,778	—	93,815,778
Payments on credit facility	(99,771,982)	—	(41,618,109)	—	(141,390,091)
Dividends paid	(2,180,630)	—	—	—	(2,180,630)

Net cash provided by (used in) financing activities	(70,356,708)	—	179,908,800	—	109,552,092

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,088,595	(2,822,136)	158,933,506	2,117,364	159,317,329
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	9,982,069	23,404,237	(2,117,364)	31,268,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,088,595	$7,159,933	$182,337,743	$—	$190,586,271

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations have been excluded from this discussion.

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants. As of June 30, 2008, we operated 180 such restaurants, as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (Golden Nugget) in Las Vegas and Laughlin, Nevada.

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

On June 16, 2008, we entered into an Agreement and Plan of Merger (Merger Agreement) with Fertitta Holdings, Inc., a Delaware corporation (Parent), and Fertitta Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub). Pursuant to the terms of the Merger Agreement, if consummated, Merger Sub will be merged with and into us, and as a result we will continue as the surviving corporation and as a wholly-owned subsidiary of Parent. Parent is owned by Tilman J. Fertitta, Chairman, President and Chief Executive Officer of Landry’s.

At the effective time of the merger, each of our outstanding shares of common stock, other than shares owned by us, Parent, Merger Sub or any other subsidiary of Parent and shareholders who perfected appraisal rights under applicable law, will be cancelled and converted into the right to receive $21.00 in cash, without interest.

Our Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (Special Committee), has concluded that the Merger Agreement is fair, advisable and in the best interests of Landry’s stockholders and has approved the Merger Agreement and has recommended that Landry’s stockholders vote in favor of the Merger Agreement.

The Merger Agreement contains provisions pursuant to which the Special Committee with the assistance of its independent advisors actively solicited alternative acquisition proposals for approximately 45 days after the date of the Merger Agreement, or July 31, 2008, and thereafter, may receive unsolicited proposals. No such proposals have been received. The Merger Agreement provides that, upon termination under specified circumstances related to a competing acquisition proposal, we would be required to pay a termination fee of $24.0 million to Parent, except in the case of a termination resulting from a superior acquisition proposal received on or before July 31, 2008, in which case the termination fee payable to Parent will be $3.4 million. The Merger Agreement provides that if there is a termination resulting from the breach by us under specified circumstances of any representation, warranty, covenant or agreement, we must reimburse Parent for reasonable out-of-pocket fees and expenses (including reasonable legal fees and expenses) incurred by Parent, Merger Sub and their respective affiliates in connection with the transactions contemplated by the Merger Agreement up to $7.5 million. The Merger Agreement further provides that upon termination under specified circumstances related to a breach of any representation, warranty, covenant or agreement on the part of Parent or Merger Sub, Parent would be required to pay to us a reverse termination fee of $24.0 million, unless the termination right arises prior to August 15, 2008, in which event the reverse termination fee would be $3.4 million, plus reimbursement of expenses up to $7.5 million. Moreover, the Merger Agreement further provides that if all closing conditions have been satisfied or waived and Parent fails to comply with its obligation to close the transaction, including the breach by Mr. Fertitta of his equity commitment by the Outside Date as defined in the Merger Agreement, Parent shall be required to pay to us a reverse termination fee of $24.0 million. Tilman J. Fertitta has guaranteed the payment of the reverse termination fee and expense reimbursement obligations of Parent or Merger Sub under the Merger Agreement.

Mr. Fertitta has committed to provide equity financing and has obtained debt financing commitments for the transactions contemplated by the Merger Agreement, the proceeds of which will be used by Parent to pay the aggregate merger consideration and related fees and expenses of the transactions contemplated by the Merger Agreement. Consummation of the Merger is subject to regulatory approvals, other customary closing conditions and performance criteria, including no material adverse effects on the results of operations of the Company prior to closing.

The Merger Agreement also provides that Mr. Fertitta will vote his shares of Common Stock in favor of adoption of the Merger Agreement and the approval of the transactions contemplated thereby and to refrain from granting any proxies or entering into any other voting arrangements with respect to, or sell, grant, assign, transfer, pledge, encumber or otherwise dispose of his shares of Common Stock, subject to certain limited exceptions.

Approximately $395.7 million in Senior Exchange Notes (New Notes) allow the note holders to redeem the New Notes at 101% of face value from February 28, 2009 to December 15, 2011. As a result, these notes are presented as current liabilities at June 30, 2008. Furthermore, due to the risk that our note holders will exercise their option to redeem the senior notes, we are pursuing alternative long-term financing. Despite the turmoil in the credit markets, we believe and have received indications from several financial sources that we will be successful in obtaining such financing due to our long history of performance, our strong diversified brands and our geographic diversification. However, we also believe that the new financing will carry higher interest rates and more restrictive terms than our current agreements and will reduce our capital available for growth and the terms may restrict our availability to pursue acquisitions in the near term. Accordingly, we have reduced our planned new unit growth for 2008 and 2009 until new financing is obtained. Notwithstanding the foregoing, due to the volatility in the credit markets, it is possible we will not be able to refinance the current loans.

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

We have many well established competitors with greater financial resources, larger marketing and advertising budgets, and longer histories of operation than ours, including competitors already established in regions where we are planning to expand, as well as competitors planning to expand in the same regions. We face significant competition from other casinos in the markets in which we operate and from other mid-priced, full-service, casual dining restaurants offering or promoting seafood and other types and varieties of cuisine. Our competitors include national, regional, and local chains as well as local owner-operated restaurants. We also compete with other restaurants and retail establishments for restaurant sites. We intend to pursue an acquisition strategy should we be successful in obtaining permanent financing to replace our Senior Notes and the merger agreement is not consummated.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to obtain alternate long-term financing, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding: the merger agreement entered into by us and Fertitta Holdings, Inc. among others on June 16, 2008 and whether it will be consummated; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Fertitta Holdings, Inc.; the outcome of any legal proceedings that have been, or may be, instituted against the Company related to the merger agreement; the inability to complete the merger due to the failure to obtain stockholder approval for the merger or the failure to satisfy other conditions to completion of the merger, including the receipt of all regulatory approvals related to the merger; the failure to obtain the necessary financing arrangements set forth in the debt and equity commitment letters delivered pursuant to the merger agreement; potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries; future capital expenditures, including the amount and nature thereof; potential divestitures of restaurants, restaurant concepts and other operations or lines of business, business strategy and measures to implement such strategy; competitive strengths; goals; expansion and growth of our business and operations; future commodity prices; availability of food products, materials and employees; consumer perceptions of food safety; changes in local, regional and national economic conditions; the effectiveness of our marketing efforts; changing demographics surrounding our restaurants, hotels and casinos; the effect of changes in tax laws; actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses; our expectations of the continued availability and cost of capital resources; affect of the offer to acquire all outstanding common shares by Tilman J. Fertitta, Chairman, President and CEO; same store sales; earnings guidance; our ability to obtain long-term financing; the seasonality of our business; weather and acts of God; food, labor, fuel and utilities costs; plans; references to future success; the risks described in “Risk Factors.”

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	21.8%	22.4%	21.6%	22.1%
Labor	31.5%	31.4%	32.1%	31.7%
Other operating expenses (1)	24.8%	24.4%	25.1%	24.8%

Unit Level Profit (1)	21.9%	21.8%	21.2%	21.4%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues increased $3,372,902, or 1.1%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Restaurant and hospitality revenues increased $3,433,279, or 1.4%, from $241,428,238 to $244,861,517, as result of the following approximate amounts: new restaurant openings—increase $10.3 million; same store sales (restaurants open all of the second quarter of 2008 and 2007) – decrease $6.9 million; restaurant closings-decrease $2.0 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of June 30, 2008 and 2007 was 180 and 176, respectively.

Gaming revenues were relatively flat from $66,591,823 for the three months ended June 30, 2007 to $66,531,446 for the three months ended June 30, 2008 as increased food and beverage sales and table games revenue in Las Vegas were offset by reduced slot activity in Las Vegas and Laughlin.

Cost of revenues decreased $1,369,097, or 2.0%, to $67,706,983 for the three months ended June 30, 2008 from $69,076,080 for the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended June 30, 2008 decreased to 21.8% from 22.4% in 2007. This decrease is primarily the result of a shift in mix to higher margin hotel and amusement revenues with minimal cost of revenues, restaurant price increases and cost control measures implemented in 2008.

Labor expense increased $1,538,362, or 1.6%, from $96,692,814 for the three months ended June 30, 2007 to $98,231,176 for the three months ended June 30, 2008. Labor expenses as a percentage of revenues for the three months ended June 30, 2008 increased to 31.5% from 31.4% in 2007. The increase in labor resulted in part from a new collective bargaining agreement with the Culinary Union for the Golden Nugget, Las Vegas and increases in the minimum wage, partially offset by cost control measures implemented in 2008.

Other operating expenses increased $2,159,302, or 2.9%, from $75,090,518 for the three months ended June 30 2007 to $77,249,820 for the three months ended June 30, 2008, and such expenses increased as a percentage of revenues to 24.8% in 2008 from 24.4% in 2007. These increases primarily relate to increased energy costs and advertising expense as compared to the comparable prior year period.

General and administrative expenses decreased $4,379,442 or 26.2%, to $12,353,190 for the three months ended June 30, 2008 from $16,732,632 during the prior year, and decreased as a percentage of revenues to 4.0% in 2008 from 5.4%. This decrease relates primary to reduced legal and other professional fees as compared to amounts incurred in the prior year in connection with our voluntary internal review of historical stock option granting practices. This review was completed in the third quarter of 2007.

Depreciation and amortization expense increased by $1,784,355, or 11.1%, from $16,074,652 for the three months ended June 30, 2007 to $17,859,007 for the three months ended June 30, 2008. The increase for 2008 was due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Asset impairment expense was $1,593,141 for the three months ended June 30, 2008 compared with no impairment expense for the same period in 2007. We continually monitor unfavorable cash flows, if any, related to underperforming restaurants. Periodically we may conclude that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. During the three months ended June 30, 2008, we impaired the leasehold improvements and equipment of one underperforming restaurant.

Pre-opening expenses decreased by $454,553 from $826,949 for the three months ended June 30, 2007 to $372,396 for the three months ended June 30, 2008. This decrease relates to the reduced number of openings undertaken in 2008 compared with the prior year.

The increase in net interest expense for the three months ended June 30, 2008, as compared to the prior year, is primarily due to increased borrowings and higher average borrowing rates as compared to the prior year period.

Other income of $4,156,481 for the three months ended June 30, 2008 consists primarily of non-cash fluctuations in the fair value of interest rate swaps not considered hedges. Other expense of $6,469,519 for the three months ended June 30, 2007 primarily relates to call premiums and expenses associated with refinancing the Golden Nugget.

A provision for income taxes of $6,229,749 was recorded for the three months ended June 30, 2008 compared with a provision of $4,359,264 for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008 was 30.8% compared to 32.1% for the prior year period. The decrease in the effective rate is primarily the result of a change in Federal tax law relating to the Alternative Minimum Tax.

The after tax loss from discontinued operations was $157,665 for the three months ended June 30, 2008. The loss related primarily to operating losses on assets held for sale. Loss from discontinued operations was $2,297,791 for the three months ended June 30, 2007, and consisted mainly of impairments and operating losses.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues increased $14,569,114, or 2.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Restaurant and hospitality revenues increased $15,523,552, or 3.4%, from $454,382,479 to $469,906,031, as result of the following approximate amounts: new restaurant openings—increase $21.3 million; additional day due to leap year – increase $2.9 million; same store sales (restaurants open all of the first six months of 2008 and 2007) – decrease $7.1 million; restaurant closings-decrease $3.8 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of June 30, 2008 and 2007 was 180 and 176, respectively.

Gaming revenues decreased $954,438, or 0.7%, from $137,266,000 for the six months ended June 30, 2007 to $136,311,562 for the six months ended June 30, 2008 as a result of decreased slot activity and table games hold, partially offset by an increase in average casino room rates and food and beverage sales.

Cost of revenues increased $320,774, or 0.2%, to $131,137,678 for the six months ended June 30, 2008 from $130,816,904 for the comparable prior year period. Cost of revenues as a percentage of revenues for the six months ended

June 30, 2008 decreased to 21.6% from 22.1% in 2007. This decrease as a percent of revenue is primarily the result of a shift in mix to higher margin hotel and amusement revenues with minimal cost of revenues, restaurant price increases and cost control measures implemented in 2008.

Labor expense increased $7,261,216, or 3.9%, from $187,129,774 for the six months ended June 30, 2007 to $194,390,990 for the six months ended June 30, 2008. Labor expenses as a percentage of revenues for the six months ended June 31, 2008 increased to 32.1% from 31.7% in 2007. The increase in labor resulted in part from a new collective bargaining agreement with the Culinary Union for the Golden Nugget, Las Vegas and increases in the minimum wage, partially offset by cost control measures implemented in 2008.

Other operating expenses increased $5,250,583, or 3.6%, from $146,833,737 for the six months ended June 30, 2007 to $152,084,320 for the six months ended June 30, 2008, and such expenses increased as a percentage of revenues to 25.1% in 2008 from 24.8% in 2007. These increases primarily relate to increased energy costs, advertising expense and rent as compared to the comparable prior year period.

General and administrative expenses decreased $4,365,073 or 14.8%, to $25,143,388 for the six months ended June 30, 2008 from $29,508,461 during the prior year, and decreased as a percentage of revenues to 4.1% in 2008 from 5.0%. This decrease relates primary to reduced legal and other professional fees as compared to amounts incurred in the prior year in connection with our voluntary internal review of historical stock option granting practices. This review was completed in the third quarter of 2007.

Depreciation and amortization expense increased by $3,343,380, or 10.3%, from $32,329,171 for the six months ended June 30, 2007 to $35,672,551 for the six months ended June 30, 2008. The increase for 2008 was due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Asset impairment expense was $1,593,141 for the six months ended June 30, 2008 compared with no impairment expense for the same period in 2007. We continually monitor unfavorable cash flows, if any, related to underperforming restaurants. Periodically we may conclude that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. During the six months ended June 30, 2008, we impaired the leasehold improvements and equipment of one underperforming restaurant.

Pre-opening expenses decreased by $727,494 from $1,565,566 for the six months ended June 30, 2007 to $838,072 for the six months ended June 30, 2008. This decrease relates to the reduced number of openings undertaken in 2008 compared with the prior year.

The increase in net interest expense for the six months ended June 30, 2008, as compared to the prior year, is primarily due to increased borrowings and higher average borrowing rates as compared to the prior year period.

Other expense of $1,218,741 for the six months ended June 30, 2008 is not material. Other income of $12,126,665 for the six months ended June 30, 2007 primarily relates to gains on the disposition of property in Biloxi, MS and investments held for sale, as well as a $15.1 million gain on the sale of a single restaurant location. These gains were partially offset in the prior year by call premiums and expenses associated with refinancing the Golden Nugget.

A provision for income taxes of $7,180,183 was recorded for the six months ended June 30, 2008 compared with a provision of $16,515,263 for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was 30.6% compared to 34.0% for the prior year period. The decrease in the effective rate is primarily the result of a change in Federal tax law relating to the Alternative Minimum Tax.

The after tax loss from discontinued operations was $880,875 for the six months ended June 30, 2008. The loss related primarily to operating losses on assets held for sale. Loss from discontinued operations was $2,956,214 for the six months ended June 30, 2007 and consisted mainly of impairments and operating losses.

Liquidity and Capital Resources

As a result of the settlement described below and the associated risk that our note holders will exercise their option to redeem the approximately $395.7 million in New Notes, we are pursuing alternative long-term financing. Despite the turmoil in the credit markets, we believe and have received indications from several financial sources that we will be successful in obtaining such financing due to our long history of performance, our strong diversified brands and our geographic diversification. However, we also believe that the new financing will carry higher interest rates and more restrictive terms than our current agreements. Moreover, as the debt market is very volatile at this time, it is possible we will not be able to refinance the current loans. Higher interest rates would reduce our capital available for growth and the terms may restrict our availability to pursue acquisitions in the near term. Accordingly, we have reduced our planned new unit growth for 2008 and 2009 until new financing is obtained.

On August 29, 2007 we agreed to commence an exchange offering on or before October 1, 2007 to exchange our $400.0 million 7.5% Senior Notes (the “Notes”) for New Notes with an interest rate of 9.5%, an option for us to redeem the New Notes at 1% above par from October 29, 2007 to February 28, 2009 and an option for the note holders to redeem the New Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the Notes being exchanged. In connection with issuing the New Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the New Notes be redeemed by the note holders, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance.

In June 2007, our wholly owned unrestricted subsidiary, the Golden Nugget, completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013, and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread, 2.0% and 0.75%, respectively, at June 30, 2008. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at June 30, 2008. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value will be reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash gain of approximately $4.4 million is reflected in the three months ended June 30, 2008, and a non-cash expense of approximately $0.2 million is reflected in the six months ended June 30, 2008.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of June 30, 2008, we were in compliance with all such covenants. As of June 30, 2008, we had approximately $25.3 million in letters of credit outstanding, and our available borrowing capacity was $227.7 million.

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

Working capital, excluding discontinued operations, decreased from a deficit of $167.2 million as of December 31, 2007 to a deficit of $544.8 million as of June 30, 2008 primarily due to the change in the classification of our credit facility and New Notes to current. Cash flow to fund future operations, new restaurant development, stock repurchases, and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

Capital expenditures for the six months ended June 30, 2008 were $53.5 million, including $24.0 million for the Golden Nugget renovation. We expect capital expenditures to be approximately $68.0 million for the remainder of the year, primarily for the renovation and expansion of the Golden Nugget and new restaurants.

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

Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts. In April 2004, the annual dividend amount was increased to $0.20 per share, declared and paid in quarterly amounts. We paid dividends totaling $1.6 million during the six months ended June 30, 2008. On June 16, 2008, we announced we were discontinuing dividend payments due to the pending merger with Fertitta Holdings, Inc.

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

Recent Accounting Pronouncements

On January 1, 2008 we adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on our consolidated financial statements for the first half of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157, for non-financial assets and liabilities, will have on our consolidated financial statements.

In June 2007, the FASB issued Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock, which are expected to vest, be recorded as an increase to additional paid-in capital. We originally accounted for this tax benefit as a reduction to income tax expense. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. We adopted the provisions of EITF 06-11 on January 1, 2008. EITF 06-11 did not have a material effect on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not believe that implementation of SFAS 162 will have any effect on our consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment arrangements are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings per Share. The provisions of EITF 03-6-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior period EPS data presented will be adjusted retrospectively to conform with the provisions of EITF 03-6-1. Early application is not permitted. We are currently evaluating the impact that EITF 03-6-1 may have on our consolidated financial statements.

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

Interest Rate Risk

Total debt at June 30, 2008 included $97.0 million of floating-rate debt attributed to borrowings at an average interest rate of 4.4%. As a result, our annual interest cost in 2008 will fluctuate based on short-term interest rates.

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

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.4%) would be approximately $0.4 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2008; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the six months ended June 30, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rice, Steamfitters Local 449 Pension Fund, Reynolds, Caryer, and Maschler are each pled as a putative class actions in which we and the members of our Board of Directors are named as defendants. Plaintiffs allege that we and/or the members of our Board of Directors have breached or will breach fiduciary duties to our shareholders with regard to the presentation or consideration of Mr. Fertitta’s proposal to acquire all of our outstanding common stock. Caryer purports to assert an additional claim of alleged aiding and abetting breach of fiduciary duty against us. Maschler purports to assert an additional claim for indemnification. Plaintiffs’ also seek to enjoin in some form the consideration or acceptance of Mr. Fertitta’s proposal. The amount of damages initially sought is not indicated by any plaintiff. On March 26, 2008, all of these cases were consolidated into one action. We believe these lawsuits are without merit and intend to contest these matters vigorously.

In addition, following the announcement of our entering into a merger agreement with Fertitta Holdings, Inc., among others, the following lawsuits were filed.

Civil Action No. 3856-VCL; James F. Stuart, Individually and on behalf of all others similarly situated v. Landry’s Restaurant’s Inc., et al.; In the Court of Chancery of the State of Delaware was filed June 26, 2008.

Civil Action No. 3860-VCN; David Barfield v. Landry’s Restaurants, Inc., et al.; In the Court of Chancery of the State of Delaware was filed June 27, 2008.

Stuart and Barfield are also pled as putative class action lawsuits in which we and the members of our Board of Directors are named as defendants, along with Fertitta Holdings, Inc. and Fertitta Acquisition Co. On July 29, 2008, both of these cases were consolidated into one action and Plaintiffs filed an Amended Consolidated Class Action Complaint. Plaintiffs allege that the merger agreement has several terms that unduly hinder shareholders from obtaining the best and highest value for their shares and that the proposed transaction is grossly unfair to shareholders and that Fertitta Holdings, Inc. is not paying a fair or adequate price. Plaintiffs also allege multiple material misrepresentations and omissions in the Preliminary Proxy which fail to provide shareholders with the information they require to make an informed decision regarding the proposed transaction. The Plaintiffs allege that the individual defendants have breached their fiduciary duty to shareholders by entering into the transaction and also by failing to make proper disclosures in the Preliminary Proxy. Plaintiffs also allege that Fertitta Holdings, Inc. and Fertitta Acquisition Co. assisted the individual defendants in breaching their fiduciary duties. Plaintiffs seek to enjoin the transaction and damages. The amount of damages is not indicated. We believe this lawsuit is without merit and intend to contest this matter vigorously.

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

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March, July and November 2007, we authorized an additional $50.0 million, $75.0 million and $1.5 million, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 24.0 million shares of common stock for approximately $472.4 million through June 30, 2008.

There were no repurchases of our common stock during the quarter ended June 30, 2008.

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

Date: August 8, 2008