Form 10-Q
period 2008-09-30
LANDRYS RESTAURANTS INC
filed 2008-11-10
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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

AS OF NOVEMBER 4, 2008 THERE WERE

16,142,834 SHARES OF $0.01 PAR VALUE

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2008.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Our forward-looking statements are subject to risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, our ability to make projected capital expenditures, as well as general market conditions, competition, and pricing. Forward-looking statements include statements regarding:

•	the merger agreement originally entered into by us and Fertitta Holdings, Inc., among others, on June 16, 2008, as amended on October 18, 2008 and whether it will be consummated;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Fertitta Holdings, Inc.;

•	the outcome of any legal proceedings that have been, or may be, instituted against the Company related to the merger agreement;

•

the inability to complete the merger due to the failure to obtain stockholder approval for the merger or the failure to satisfy other conditions to completion of the merger, including the receipt of all regulatory approvals related to the merger;

•	the failure to obtain the necessary financing arrangements set forth in the debt and equity commitment letters delivered pursuant to the amended merger agreement;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming, restaurant and hotel industries, in particular;

•	whether the final property and business interruption losses resulting from Hurricane Ike will be in accordance with our current estimates;

•	potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	future capital expenditures, including the amount and nature thereof;

•	potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	business strategy and measures to implement such strategy;

•	competitive strengths;

•	goals;

•	expansion and growth of our business and operations;

•	future commodity prices;

•	availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	same store sales;

•	earnings guidance;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality of our business;

•	weather and acts of God;

•	food, labor, fuel and utilities costs;

•	plans;

•	references to future success; and

•	the risks described in “Risk Factors” in our Annual Report on Form 10-K as such has been amended or supplemented in our quarterly reports on Form 10-Q (including this one).

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,346,972	$39,601,246
Accounts receivable - trade and other, net	17,603,185	24,196,406
Inventories	26,510,490	35,201,095
Deferred taxes	22,948,074	21,647,642
Assets related to discontinued operations	3,823,060	21,799,237
Other current assets	11,385,059	12,600,758

Total current assets	145,616,840	155,046,384

PROPERTY AND EQUIPMENT, net	1,234,100,810	1,238,552,287
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	38,912,770	39,146,222
OTHER ASSETS, net	49,313,592	51,710,089

Total assets	$1,486,471,559	$1,502,982,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,249,747	$74,557,108
Accrued liabilities	134,153,678	137,310,321
Income taxes payable	239,161	843,045
Current portion of long-term notes and other obligations	454,214,405	87,243,013
Liabilities related to discontinued operations	7,600,338	4,976,322

Total current liabilities	648,457,329	304,929,809

LONG-TERM NOTES, NET OF CURRENT PORTION	438,784,377	801,427,868
OTHER LIABILITIES	84,096,512	79,725,779

Total liabilities	1,171,338,218	1,186,083,456

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,142,834 and 16,147,745, shares issued and outstanding, respectively	161,428	161,478
Additional paid-in capital	221,410,387	218,350,471
Retained earnings	111,684,273	114,965,728
Accumulated other comprehensive loss	(18,122,747)	(16,578,604)

Total stockholders’ equity	315,133,341	316,899,073

Total liabilities and stockholders’ equity	$1,486,471,559	$1,502,982,529

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Restaurant and hospitality	$229,133,487	$233,063,969	$693,245,506	$682,521,915
Gaming:
Casino	34,891,090	37,968,201	117,971,096	124,533,914
Rooms	15,105,290	15,982,877	49,835,862	49,541,643
Food and beverage	12,499,577	11,511,646	37,064,255	34,239,251
Other	3,672,057	3,249,621	10,895,382	10,405,677
Promotional allowances	(5,565,271)	(6,011,127)	(18,852,289)	(18,753,267)

Net gaming revenue	60,602,743	62,701,218	196,914,306	199,967,218

Total revenue	289,736,230	295,765,187	890,159,812	882,489,133

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	58,425,756	62,359,913	180,211,409	184,527,846
Labor	65,111,319	69,571,837	200,236,279	201,845,322
Other operating expenses	57,292,836	55,046,704	171,732,349	160,742,316
Gaming:
Casino	18,299,089	19,166,193	60,669,092	60,477,305
Rooms	6,286,725	6,294,954	18,735,499	17,753,527
Food and beverage	7,853,832	7,592,873	22,494,103	22,137,970
Other	15,503,489	16,671,338	46,529,487	49,087,044
General and administrative expense	11,732,473	14,403,271	36,875,860	43,911,732
Depreciation and amortization	17,745,002	16,465,738	53,120,526	48,635,576
Asset impairment expense	18,491,787	—	20,084,928	—
Pre-opening expenses	553,998	957,506	1,392,070	2,130,571
Loss (gain) on disposal of assets	—	39,402	9,128	(18,701,269)

Total operating costs and expenses	277,296,306	268,569,729	812,090,730	772,547,940

OPERATING INCOME	12,439,924	27,195,458	78,069,082	109,941,193
OTHER EXPENSE (INCOME):
Interest expense, net	19,491,090	25,187,357	60,175,403	52,248,522
Other, net	2,657,707	8,368,852	3,867,320	14,982,858

Total other expense	22,148,797	33,556,209	64,042,723	67,231,380

Income (loss) from continuing operations before income taxes	(9,708,873)	(6,360,751)	14,026,359	42,709,813
Provision (benefit) for income taxes	(2,028,383)	(3,294,928)	5,151,799	13,380,312

Income (loss) from continuing operations	(7,680,490)	(3,065,823)	8,874,560	29,329,501
Loss from discontinued operations, net of taxes	(9,374,672)	(1,266,837)	(10,536,380)	(4,603,272)

Net income (loss)	$(17,055,162)	$(4,332,660)	$(1,661,820)	$24,726,229

EARNINGS (LOSS) PER SHARE INFORMATION: BASIC
Income (loss) from continuing operations	$(0.50)	$(0.17)	$0.58	$1.48
Loss from discontinued operations	(0.62)	(0.08)	(0.69)	(0.23)

Net income (loss)	$(1.12)	$(0.25)	$(0.11)	$1.25

Weighted average number of common shares outstanding	15,260,000	17,650,000	15,260,000	19,850,000
DILUTED
Income (loss) from continuing operations	$(0.50)	$(0.17)	$0.57	$1.44
Loss from discontinued operations	(0.62)	(0.08)	(0.68)	(0.23)

Net income (loss)	$(1.12)	$(0.25)	$(0.11)	$1.21

Weighted average number of common and common share equivalents outstanding	15,260,000	17,650,000	15,515,000	20,400,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2007	16,147,745	$161,478	$218,350,471	$114,965,728	$(16,578,604)	$316,899,073
Comprehensive loss:
Net loss	—	—	—	(1,661,820)	—	(1,661,820)
Loss on interest rate swaps, net of tax benefit of $832,462	—	—	—	—	(1,544,143)	(1,544,143)

Total comprehensive loss						(3,205,963)
Exercise of stock options	806	8	6,353	—	—	6,361
Forfeiture of restricted stock	(4,911)	(50)	50	—	—	—
Purchase of common stock held for treasury	(806)	(8)	(10,000)	(5,266)	—	(15,274)
Stock based compensation expense	—	—	3,063,513	—	—	3,063,513
Dividends paid	—	—	—	(1,614,369)	—	(1,614,369)

Balance, September 30, 2008	16,142,834	$161,428	$221,410,387	$111,684,273	$(18,122,747)	$315,133,341

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,661,820)	$24,726,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,685,155	49,558,053
Asset impairment expense	30,423,771	3,318,295
Loss (gain) on disposition of assets	9,128	(18,701,269)
Changes in assets and liabilities, net and other	4,170,469	32,316,129

Total adjustments	88,288,523	66,491,208

Net cash provided by operating activities	86,626,703	91,217,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(81,020,397)	(81,911,630)
Proceeds from disposition of property and equipment	15,434,800	42,243,949
Purchase of marketable securities	—	(5,331,308)
Proceeds from the sale of marketable securities	—	6,609,512

Net cash used in investing activities	(65,585,597)	(38,389,477)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(15,274)	(154,103,310)
Proceeds from exercise of stock options	6,361	2,720,863
Payments of debt and related expenses, net	(187,250)	(193,153,214)
Financing proceeds	39,515,152	375,000,000
Debt issuance costs	—	(14,144,375)
Proceeds from credit facility	219,000,000	178,815,778
Payments on credit facility	(254,000,000)	(183,390,091)
Dividends paid	(1,614,369)	(3,155,350)

Net cash provided by financing activities	2,704,620	8,590,301
NET INCREASE IN CASH AND EQUIVALENTS	23,745,726	61,418,261
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,601,246	31,268,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,346,972	$92,687,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$50,295,310	$41,146,618
Income taxes	$(2,050,139)	$895,882
Non-cash transaction:
Unsettled treasury stock transactions	$—	$4,790,572

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names Landry’s Seafood House, Charley’s Crab, The Chart House and Saltgrass Steak House. In addition, we own, operate and license domestic and international rainforest themed restaurants under the trade name Rainforest Cafe, and we own and operate the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada and the Kemah Boardwalk in Kemah, Texas.

The Merger

On October 18, 2008, we entered into a First Amendment to Agreement and Plan of Merger (First Amendment) with Fertitta Holdings, Inc., a Delaware corporation (Parent) and Fertitta Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub) and for certain limited purposes, Tilman J. Fertitta (Mr. Fertitta). Pursuant to the terms of the First Amendment, the Agreement and Plan of Merger (Merger Agreement) previously entered into on June 16, 2008, between the foregoing parties was amended to provide that each of our outstanding shares of common stock, other than shares owned by us, Parent, Merger Sub or any other subsidiary of Parent and stockholders who perfected appraisal rights under applicable law, will be cancelled and converted into the right to receive $13.50 in cash, without interest.

Our Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (Special Committee), which had reviewed an opinion from Cowen and Company that the amended transaction is fair to Landry’s stockholders, other than Mr. Fertitta, from a financial point of view, has concluded that the First Amendment is fair, advisable and in the best interests of Landry’s stockholders and has approved the First Amendment and has recommended that the Landry’s stockholders vote in favor of the Merger Agreement as amended by the First Amendment.

As a result of substantial damage and other effects suffered by Landry’s and its subsidiaries as a result of Hurricane Ike, Jefferies & Company, Inc. indicated that absent a change to the debt financing commitment issued by Jefferies Funding LLC, Jefferies & Company, Inc., Jefferies Finance, LLC and Wells Fargo Foothill, LLC (Lenders) to Parent in connection with the Merger Agreement, the Lenders’ believed that Parent may be unable to satisfy the conditions precedent under the Lenders debt financing commitment. Parent believed that the Lenders were prepared to assert that a material adverse effect had occurred and therefore would not be obligated to provide the financing necessary for the consummation of the Merger, in which event Parent could terminate its obligations under the Merger Agreement. As part of a compromise that was reached among Landry’s, Parent and the Lenders, the Lenders agreed under their amended debt financing commitment, and Parent agreed under the First Amendment, that they would waive any claim that a material adverse effect had occurred as a result of the occurrence of any event known to them through the date of execution of the amended debt financing commitment and the First Amendment, respectively. Additionally, the Lenders’ agreed under the amended debt financing commitment to provide Mr. Fertitta with up to $500.0 million in debt financing for the Merger and to provide us with an alternative financing commitment of up to $420.0 million in the event the Merger is not consummated and certain other conditions are satisfied. The alternative financing would be sufficient to repay our existing indebtedness which is subject to the holders of our existing 9.5% Senior Exchange Notes (New Notes) exercising their right to require us to redeem the New Notes at 101% of the principal amount thereof beginning in February 2009.

The First Amendment contains provisions pursuant to which the Special Committee with the assistance of its independent advisors, will actively solicit superior acquisition proposals through November 17, 2008 (“the go-shop period”) and thereafter may receive unsolicited proposals. The First Amendment maintained the $3.4 million termination fees payable under the Merger Agreement as a result of specified terminations during the go-shop period and reduced the post go-shop termination fees from $24.0 million to $15.0 million. Finally, the First Amendment provides that if the Merger Agreement is terminated so that we may pursue a competing acquisition proposal, then the Special Committee may vote all shares of common stock acquired by Mr. Fertitta after June 16, 2008 in favor of such competing acquisition proposal at the stockholders meeting called for the purpose of considering such competing acquisition proposal.

Mr. Fertitta has committed to provide equity financing which, in addition to the amended debt financing commitment for the transaction contemplated by the Merger Agreement, as amended by the First Amendment, will be used by Parent to pay the aggregate merger consideration and related fees and expenses of the transaction. Consummation of the Merger is subject to a stockholder vote and other customary closing conditions and performance criteria, including (i) no material adverse effects on our results or operations prior to closing, although all known events through the date of execution of the amended debt financing commitment and First Amendment cannot be considered for purposes of determining whether a material adverse effect has occurred, and (ii) our achieving certain levels of EBITDA during certain pre-closing periods and having no greater than a certain amount of leverage as of the closing.

Approximately $395.7 million in Senior Exchange Notes allow the note holders to redeem the New Notes upon at least 30 but no more than 60 days notice at 101% of face value from February 28, 2009 to December 15, 2011. As a result, these

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

notes are presented as current liabilities at September 30, 2008. Furthermore, it is likely that our note holders will exercise their option to redeem the senior notes. In connection with the amended Merger Agreement, subject to certain conditions, we have committed financing sufficient to repay our existing indebtedness should the merger not be completed. The new financing will carry higher interest rates and more restrictive terms than our current agreements and will reduce our capital available for growth and the terms may restrict our ability to pursue acquisitions in the near term. Accordingly, we have reduced our planned new unit growth for 2008 and 2009.

Discontinued Operations

During 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units (Note 3). During 2007 and 2008, several additional locations were added to our disposal plan. The results of operations, assets and liabilities for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income, balance sheets and segment information for all periods presented.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2008 consist of interest rate swaps (Note 5), for which the lowest level of input significant to their fair value measurement is Level 2. As of September 30, 2008 the fair value of the interest rate swap liabilities totaled $35.3 million.

Reclassifications

Certain prior year amounts have been reclassified within our Statement of Income to conform to the current year presentation.

Recent Accounting Pronouncements

On January 1, 2008 we adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on our consolidated financial statements for the first nine months of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157, for non-financial assets and liabilities, will have on our consolidated financial statements.

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

2. HURRICANE IKE

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. Widespread power outages led to the closure of 31 Houston area restaurants for a varying amount of days until power was restored. All Houston restaurants have reopened, as well as nine restaurants in Galveston and Kemah, while seven restaurants remain closed. In addition, the amusement rides and much of the complementary businesses at the Kemah Boardwalk also remain closed. We expect additional business units to reopen each month with all business units reopening by March 2009.

Based on preliminary estimates of the damage sustained by our properties, an asset impairment charge of $24.4 million was recorded during the third quarter of 2008. This charge was reduced by $7.5 million as a result of insurance proceeds received under our various property and casualty insurance policies. While we expect to receive substantial additional insurance proceeds under these policies in the future, the ultimate amount that we will collect has yet to be determined. Any future recoveries under these policies will be recognized in the period in which all contingencies have been resolved.

We also maintain business interruption insurance coverage and have recorded approximately $2.5 million in recoveries related to lost profits at our affected locations in Galveston and the Kemah Boardwalk. This amount was recorded as revenue in our consolidated financial statements. We expect to receive additional amounts under our business interruption coverage for the restaurants and amusements that remain closed. Any future recoveries under this coverage will be recognized in the period in which all contingencies have been resolved.

All of the amounts reflected to date are estimates based on information currently available to us and the actual insurance proceeds that have been collected. The estimates of damage are preliminary and subject to change until we have finalized all claims with our insurance carriers. We are unable to estimate what the effect on our fourth-quarter results will be or what insurance recoveries may ultimately be received to offset any such impact. However, we believe that the majority of our property losses and cash flow will be covered by property and business interruption insurance.

3. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG LIVED ASSETS

During the third quarter of 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack (“Joe’s”) units. During 2007 and 2008, several additional locations were added to our disposal plan. The results of operations for all stores included in our disposal plan have been classified as discontinued operations in our statements of income, balance sheets and segment information for all periods presented.

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

We recorded additional pre-tax impairment charges totaling $10.0 million during the quarter ended September 30, 2008 to write down the carrying values of certain assets in our disposal plan based on deteriorating conditions in the real estate market as well as the economy. We also recorded pre-tax charges of $4.2 million for lease termination and other store closure costs. These charges are included in discontinued operations.

We expect to sell the land and improvements belonging to the remaining restaurants in the disposal plan, or abandon those locations, during the next twelve months.

The results of discontinued operations for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$3,185,872	$7,109,807	$10,752,673	$17,959,961
Loss from discontinued operations before income taxes	(14,674,160)	(2,043,286)	(16,310,186)	(7,351,571)
Income tax benefit on discontinued operations	(5,299,488)	(776,449)	(5,773,806)	(2,748,299)

Net loss from discontinued operations	$(9,374,672)	$(1,266,837)	$(10,536,380)	$(4,603,272)

We continually monitor unfavorable cash flows, if any, relating to underperforming restaurants. Periodically, we may conclude certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. During the nine months ended September 30, 2008, we recorded impairment charges of $3.2 million to impair the leasehold improvements and equipment of three underperforming restaurants.

4. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2008	December 31, 2007
Payroll and related costs	$26,704,732	$32,788,521
Rent and insurance	29,481,982	30,009,761
Taxes, other than payroll and income taxes	16,967,981	18,907,786
Deferred revenue (gift cards and certificates)	14,680,511	17,872,319
Accrued interest	11,874,016	3,532,611
Casino deposits, outstanding chips and other gaming	9,400,572	10,126,231
Other	25,043,884	24,073,092

	$134,153,678	$137,310,321

5. DEBT

On August 29, 2007, we agreed to commence an exchange offering on or before October 1, 2007 to exchange our $400.0 million 7.5% Senior Notes (the “Notes”) for Senior Exchange Notes (the “New Notes”) with an interest rate of 9.5%, an option allowing us to redeem the New Notes at 1% above par from October 29, 2007 to February 28, 2009 and an option for the note holders to require us to redeem the New Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. As a result, these notes are presented as current liabilities at September 30, 2008. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the Notes being exchanged. In connection with issuing the New Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the New Notes maturity date change, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance.

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (the “Golden Nugget”), completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread, 2.0% and 0.75%, respectively, at September 30, 2008. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at September 30, 2008. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value will be reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash expense of approximately $1.8 million and $2.1 million is reflected in the three and nine months ended September 30, 2008, respectively.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of September 30, 2008, we were in compliance with all such covenants. As of September 30, 2008, we had approximately $23.5 million in letters of credit outstanding, and our available borrowing capacity was $262.5 million.

Long-term debt is comprised of the following:

	September 30, 2008	December 31, 2007
$300.0 million Bank Syndicate Credit Facility, Libor + 1.50% interest only, due December 2009	$54,000,000	$87,000,000
Senior Exchange Notes, 9.5% interest only, due December 2014	395,662,000	395,662,000
Senior Notes, 7.5% interest only, due December 2014	4,338,000	4,338,000
$50.0 million revolving credit facility, Libor + 2.0%, due June 2013	10,000,000	12,000,000
$330.0 million First Lien Term Loan, Libor + 2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2014	249,515,152	210,000,000
$165.0 million Second Lien Term Loan, Libor + 3.25%, interest only, due December 2014	165,000,000	165,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,468,299	10,626,942
Other long-term notes payable with various interest rates, principal and interest paid monthly	15,331	43,939
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000

Total debt	892,998,782	888,670,881
Less current portion	454,214,405	87,243,013

Long-term portion	$438,784,377	$801,427,868

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$(7,680,490)	$(3,065,823)	$8,874,560	$29,329,501
Loss from discontinued operations, net of taxes	(9,374,672)	(1,266,837)	(10,536,380)	(4,603,272)

Net income	$(17,055,162)	$(4,332,660)	$(1,661,820)	$24,726,229

Weighted average common shares outstanding—basic	15,260,000	17,650,000	15,260,000	19,850,000
Dilutive common stock equivalents:
Stock options	—	—	235,000	500,000
Restricted stock	—	—	20,000	50,000

Weighted average common and common share equivalents outstanding—diluted	15,260,000	17,650,000	15,515,000	20,400,000
Earnings (loss) per share—basic
Income from continuing operations	$(0.50)	$(0.17)	$0.58	$1.48
Loss from discontinued operations, net of taxes	(0.62)	(0.08)	(0.69)	(0.23)

Net income	$(1.12)	$(0.25)	$(0.11)	$1.25

Earnings (loss) per share—diluted
Income from continuing operations	$(0.50)	$(0.17)	$0.57	$1.44
Loss from discontinued operations, net of taxes	(0.62)	(0.08)	(0.68)	(0.23)

Net income	$(1.12)	$(0.25)	$(0.11)	$1.21

7. STOCK-BASED COMPENSATION

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

For the three months ended September 30, 2008 and 2007, total stock-based compensation expense, which includes both stock options and restricted stock, totaled $1.0 million and $1.1 million, respectively. For the nine months ended September 30, 2008 and 2007, total stock-based compensation expense totaled $3.1 million and $3.7 million, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

No restricted stock or stock options were granted during the nine months ended September 30, 2008.

8. INCOME TAXES

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As of December 31, 2007, we had approximately $14.1 million of unrecognized tax benefits, including $2.0 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. There were no material changes in unrecognized benefits for the nine months ended September 30, 2008. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions at September 30, 2008. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local income tax matters have been concluded for years through 2003. The Internal Revenue Service has begun an audit of our consolidated federal income tax returns for the year ended December 31, 2005. To date, no material issues have been identified.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of September 30, 2008, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $106.6 million, including construction of certain new restaurants and the construction of a hotel tower at the Golden Nugget – Las Vegas estimated to cost an aggregate $160.0 million during the next eighteen months.

In connection with our purchase of an 80% interest in T-Rex Cafe, Inc. in February 2006, we committed to spend an estimated aggregate of $48.0 million during 2006, 2007 and 2008 to complete one T-Rex restaurant in Kansas City, Kansas, construct one T-Rex restaurant as well as an Asian themed restaurant in Walt Disney World Florida theme parks and construct an additional T-Rex restaurant. Our remaining commitment as of September 30, 2008 amounts to approximately $0.7 million.

In 2003, we purchased the Flagship Hotel and Pier from the City of Galveston, Texas, subject to an existing lease. Under this agreement, we have committed to spend an additional $15.0 million to transform the hotel and pier into a 19th century style inn and entertainment complex complete with rides and carnival type games. The property sustained significant damage from Hurricane Ike. We are evaluating our options with respect to the timing and extent of the renovation.

Other Commitments

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded expenses of $2.4 million for both the three months ended September 30, 2008 and 2007, and expenses of $7.1 million and $6.8 million for the nine months ended September 30, 2008 and 2007, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future default under any of such leased locations, we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and/or cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases were $74.5 million at September 30, 2008. We have recorded a liability of $7.3 million with respect to these obligations.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Court in San Bernardino. The lawsuits allege that Rainforest Cafe violated wage and hour laws, including not providing meal and rest breaks, uniform violations and failure to pay overtime. We have reached a settlement agreement which has been approved by the Court and fully accrued the amount.

Following Mr. Fertitta’s initial proposal on January 27, 2008 to acquire all of our outstanding stock, five putative class action law suits were filed in state district courts in Harris County, Texas. On March 26, 2008, the five actions were consolidated for all purposes. The consolidated action is proceeding under Case No. 2008- 05211; Dennis Rice, on behalf of himself and all others similarly situated v. Landry’s Restaurants, Inc. et al.; in the 157th Judicial District of Harris County, Texas (“Rice”). We are named as a defendant in Rice as are members of our board of directors. Plaintiffs allege that we and/or the members of our board of directors have breached or will breach fiduciary duties to our stockholders with regard to the presentation or consideration of Mr. Fertitta’s proposal to acquire all of our outstanding common stock. Plaintiffs also seek to enjoin in some form the consideration or acceptance of Mr. Fertitta’s proposal. The amount of damages initially sought is not indicated by any plaintiff.

James F. Stuart, individually and on behalf of all others similarly situated v. Landry’s Restaurants, Inc. et al., was filed on June 26, 2008 in the Court of Chancery of the State of Delaware (“Stuart”). We are named as a defendant along with our directors, Parent and Merger Sub. Stuart is a putative class action in which plaintiff alleges that the merger agreement unduly hinders obtaining the highest value for shares of our stock. Plaintiff also alleges that the merger is unfair. Plaintiff seeks to enjoin or rescind the merger, an accounting and damages along with costs and fees.

David Barfield v. Landry’s Restaurants, Inc. et al., was filed on June 27, 2008 in the Court of Chancery of the State of Delaware (“Barfield”). We are named in this case along with our directors, Parent and Merger Sub. Barfield is a putative class action in which plaintiff alleges that our directors aided and abetted Parent and Merger Sub, and have breached their fiduciary duties by failing to engage in a fair and reliable sales process leading up to the merger agreement. Plaintiff seeks to enjoin or rescind the transaction, an accounting and damages along with costs and fees.

Stuart and Barfield were consolidated by court order. The consolidated action is proceeding under Consolidated C.A. No. 3856-VCL; In re: Landry’s Restaurants, Inc. Shareholder Litigation. In their consolidated complaint, plaintiffs allege that our directors breached fiduciary duties to our stockholders and that the preliminary proxy statement filed on July 17, 2008 fails to disclose what plaintiffs contend are material facts. Plaintiffs also alleged that we, Parent and Merger Sub aided and abetted the alleged breach of fiduciary duty.

We believe that these actions are without merit and intend to contest the above matters vigorously.

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Restaurant and Hospitality	$229,133,487	$233,063,969	$693,245,506	$682,521,915
Gaming	60,602,743	62,701,218	196,914,306	199,967,218

Total	$289,736,230	$295,765,187	$890,159,812	$882,489,133

Unit level profit:
Restaurant and Hospitality	$48,303,576	$46,085,515	$141,065,469	$135,406,431
Gaming	12,659,608	12,975,860	48,486,125	50,511,372

Total	$60,963,184	$59,061,375	$189,551,594	$185,917,803

Depreciation, amortization and impairment:
Restaurant and Hospitality	$30,895,870	$11,865,325	$57,336,377	$35,141,954
Gaming	5,340,919	4,600,413	15,869,077	13,493,622

Total	$36,236,789	$16,465,738	$73,205,454	$48,635,576

Income before taxes:
Unit level profit	$60,963,184	$59,061,375	$189,551,594	$185,917,803
Depreciation, amortization and impairment	36,236,789	16,465,738	73,205,454	48,635,576
General and administrative	11,732,473	14,403,271	36,875,860	43,911,732
Pre-opening	553,998	957,506	1,392,070	2,130,571
Loss (gain) on disposal of assets	—	39,402	9,128	(18,701,269)
Interest expense, net	19,491,090	25,187,357	60,175,403	52,248,522
Other expenses (income)	2,657,707	8,368,852	3,867,320	14,982,858

Consolidated income from continuing operations before taxes	$(9,708,873)	$(6,360,751)	$14,026,359	$42,709,813

			September 30, 2008	December 31, 2007
Segment assets:
Restaurant and Hospitality			$732,606,221	$742,900,814
Gaming			585,223,758	564,686,113
Corporate and other (1)			168,641,580	195,395,602

			$1,486,471,559	$1,502,982,529

(1)	Includes intersegment eliminations and assets and liabilities related to discontinued operations

11. SUPPLEMENTAL GUARANTOR INFORMATION

In December 2004, we issued, in a private offering, $400.0 million of 7.5% senior notes due in 2014 (see Note 5 “Debt”). In June 2005, substantially all of these notes were exchanged for substantially identical notes in an exchange offering registered under the Securities Act of 1933. In October 2007, the notes were exchanged for new notes in substantially the same amount. These notes are fully and unconditionally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

September 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,873,803	$22,736,180	$17,736,989	$—	$63,346,972
Accounts receivable—trade and other, net	5,880,133	7,456,169	4,266,883	—	17,603,185
Inventories	10,993,977	12,383,295	3,133,218	—	26,510,490
Deferred taxes	18,258,557	371,510	4,318,007	—	22,948,074
Assets related to discontinued operations	3,270,932	552,128	—	—	3,823,060
Other current assets	3,581,921	2,475,403	5,327,735	—	11,385,059

Total current assets	64,859,323	45,974,685	34,782,832	—	145,616,840

PROPERTY AND EQUIPMENT, net	41,145,219	639,455,516	553,500,075	—	1,234,100,810
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,823,922	8,492,626	28,596,222	—	38,912,770
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	722,391,154	(91,191,488)	(90,330,907)	(540,868,759)	—
OTHER ASSETS, net	16,666,714	2,309,925	30,336,953	—	49,313,592

Total assets	$846,886,332	$623,568,811	$556,885,175	$(540,868,759)	$1,486,471,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,738,091	$17,544,560	$12,967,096	$—	$52,249,747
Accrued liabilities	30,576,035	66,099,091	37,478,552	—	134,153,678
Income taxes payable	239,126	35	—	—	239,161
Current portion of long-term debt and other obligations	454,015,332	—	199,073	—	454,214,405
Liabilities related to discontinued operations	—	7,600,338	—	—	7,600,338

Total current liabilities	506,568,584	91,244,024	50,644,721	—	648,457,329

LONG-TERM NOTES, NET OF CURRENT PORTION	—	—	438,784,377	—	438,784,377
DEFERRED TAXES	—	695,094	15,171,637	(15,866,731)	—
OTHER LIABILITIES	25,184,407	21,655,166	37,256,939	—	84,096,512

Total liabilities	531,752,991	113,594,284	541,857,674	(15,866,731)	1,171,338,218

COMMITMENTS AND CONTINGENCIES

TOTAL STOCKHOLDERS’ EQUITY	315,133,341	509,974,527	15,027,501	(525,002,028)	315,133,341

Total liabilities and stockholders’ equity	$846,886,332	$623,568,811	$556,885,175	$(540,868,759)	$1,486,471,559

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,265,460	$9,249,286	$26,086,500	$—	$39,601,246
Accounts receivable—trade and other, net	9,328,511	9,296,733	5,571,162	—	24,196,406
Inventories	16,868,200	14,091,690	4,241,205	—	35,201,095
Deferred taxes	17,812,916	439,191	3,395,535	—	21,647,642
Assets related to discontinued operations	7,099,380	14,699,398	459	—	21,799,237
Other current assets	3,813,548	3,490,855	5,296,355	—	12,600,758

Total current assets	59,188,015	51,267,153	44,591,216	—	155,046,384

PROPERTY AND EQUIPMENT, net	43,323,410	661,539,857	533,689,020	—	1,238,552,287
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,501,733	58,195	37,586,294	—	39,146,222
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	761,917,690	(154,241,240)	(118,527,534)	(489,148,916)	—
OTHER ASSETS, net	19,720,148	10,434,351	21,555,590	—	51,710,089

Total assets	$885,650,996	$587,585,863	$518,894,586	$(489,148,916)	$1,502,982,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,359,170	$26,301,025	$16,896,913	$—	$74,557,108
Accrued liabilities	25,118,966	71,382,173	40,809,182	—	137,310,321
Income taxes payable	843,045	—	—	—	843,045
Current portion of long-term debt and other obligations	87,043,940	—	199,073	—	87,243,013
Liabilities related to discontinued operations	—	4,909,863	66,459	—	4,976,322

Total current liabilities	144,365,121	102,593,061	57,971,627	—	304,929,809

LONG-TERM NOTES, NET OF CURRENT PORTION	400,000,000	—	401,427,868	—	801,427,868
DEFERRED TAXES	—	422,207	12,966,073	(13,388,280)	—
OTHER LIABILITIES	24,386,802	22,730,740	32,608,237	—	79,725,779

Total liabilities	568,751,923	125,746,008	504,973,805	(13,388,280)	1,186,083,456

COMMITMENTS AND CONTINGENCIES

TOTAL STOCKHOLDERS’ EQUITY	316,899,073	461,839,855	13,920,781	(475,760,636)	316,899,073

Total liabilities and stockholders’ equity	$885,650,996	$587,585,863	$518,894,586	$(489,148,916)	$1,502,982,529

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,357,246	$222,710,052	$66,484,053	$(815,121)	$289,736,230
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	57,318,597	4,950,382	—	62,268,979
Labor	—	63,476,641	29,198,350	—	92,674,991
Other operating expenses	257,736	56,109,613	18,276,848	(815,121)	73,829,076
General and administrative expenses	11,732,473	—	—	—	11,732,473
Depreciation and amortization	1,140,527	10,910,967	5,693,508	—	17,745,002
Asset impairment expense	—	18,491,787	—	—	18,491,787
Pre-opening expenses	—	553,998	—	—	553,998

Total operating costs and expenses	13,130,736	206,861,603	58,119,088	(815,121)	277,296,306

OPERATING INCOME	(11,773,490)	15,848,449	8,364,965	—	12,439,924
OTHER EXPENSES (INCOME):
Interest expense, net	10,486,985	(22,792)	9,026,897	—	19,491,090
Other, net	540,802	3,452	2,113,453	—	2,657,707

	11,027,787	(19,340)	11,140,350	—	22,148,797

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22,801,277)	15,867,789	(2,775,385)	—	(9,708,873)
PROVISION (BENEFIT) FOR INCOME TAXES	(4,657,492)	3,585,497	(956,388)	—	(2,028,383)

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(18,143,785)	12,282,292	(1,818,997)	—	(7,680,490)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(9,374,672)	—	—	(9,374,672)

EQUITY IN EARNINGS OF SUBSIDIARIES	1,088,623	—	—	(1,088,623)	—

NET INCOME (LOSS)	$(17,055,162)	$2,907,620	$(1,818,997)	$(1,088,623)	$(17,055,162)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$340,437	$223,660,154	$71,764,596	$—	$295,765,187
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	60,406,873	5,605,118	—	66,011,991
Labor	—	67,097,788	30,311,536	—	97,409,324
Other operating expenses	(354,595)	52,438,901	21,198,191		73,282,497
General and administrative expenses	14,403,271	—	—	—	14,403,271
Depreciation and amortization	1,130,309	10,080,067	5,255,362	—	16,465,738
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	539,622	417,884	—	957,506
Loss (gain) on disposal of assets	—	39,402	—	—	39,402

Total operating costs and expenses	15,178,985	190,602,653	62,788,091	—	268,569,729

OPERATING INCOME (LOSS)	(14,838,548)	33,057,501	8,976,505	—	27,195,458
OTHER EXPENSES (INCOME):
Interest (income) expense, net	17,791,850	—	7,395,507	—	25,187,357
Other, net	6,514,341	(34,533)	1,889,044	—	8,368,852

	24,306,191	(34,533)	9,284,551	—	33,556,209

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(39,144,739)	33,092,034	(308,046)	—	(6,360,751)
PROVISION (BENEFIT) FOR INCOME TAXES	(14,506,679)	11,334,824	(123,073)	—	(3,294,928)

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(24,638,060)	21,757,210	(184,973)	—	(3,065,823)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(1,383,927)	117,090	—	(1,266,837)

EQUITY IN EARNINGS OF SUBSIDIARIES	20,305,400	—	—	(20,305,400)	—

NET INCOME (LOSS)	$(4,332,660)	$20,373,283	$(67,883)	$(20,305,400)	$(4,332,660)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$3,292,457	$673,671,628	$215,907,136	$(2,711,409)	$890,159,812
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	176,412,056	15,229,695	—	191,641,751
Labor	—	195,054,092	89,820,132	—	284,874,224
Other operating expenses	968,561	167,123,724	58,711,367	(2,711,409)	224,092,243
General and administrative expenses	36,875,860	—	—	—	36,875,860
Depreciation and amortization	3,450,995	32,791,337	16,878,194	—	53,120,526
Asset impairment expense	—	18,491,787	1,593,141	—	20,084,928
Pre-opening expenses	—	1,392,070	—	—	1,392,070
Loss (gain) on disposal of assets	—	9,128	—	—	9,128

Total operating costs and expenses	41,295,416	591,274,194	182,232,529	(2,711,409)	812,090,730

OPERATING INCOME	(38,002,959)	82,397,434	33,674,607	—	78,069,082
OTHER EXPENSES (INCOME):
Interest expense, net	33,061,995	(22,792)	27,136,200	—	60,175,403
Other, net	979,224	(4,595)	2,892,691	—	3,867,320

	34,041,219	(27,387)	30,028,891	—	64,042,723

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(72,044,178)	82,424,821	3,645,716	—	14,026,359
PROVISION (BENEFIT) FOR INCOME TAXES	(19,596,823)	23,758,189	990,433	—	5,151,799

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(52,447,355)	58,666,632	2,655,283	—	8,874,560
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(10,531,960)	(4,420)	—	(10,536,380)

EQUITY IN EARNINGS OF SUBSIDIARIES	50,785,535	—	—	(50,785,535)	—

NET INCOME (LOSS)	$(1,661,820)	$48,134,672	$2,650,863	$(50,785,535)	$(1,661,820)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES	$1,294,830	$656,953,807	$224,240,496	$—	$882,489,133
OPERATING COSTS AND EXPENSES:
Cost of Revenues	—	178,952,228	16,380,235	—	195,332,463
Labor	—	194,681,393	87,998,228	—	282,679,621
Other operating expenses	182,164	153,264,461	65,112,621		218,559,246
General and administrative expenses	43,911,732	—	—	—	43,911,732
Depreciation and amortization	3,472,357	29,711,877	15,451,342	—	48,635,576
Asset impairment expense	—	—	—	—	—
Pre-opening expenses	—	1,228,028	902,543	—	2,130,571
Loss (gain) on disposal of assets	—	(18,701,269)	—	—	(18,701,269)

Total operating costs and expenses	47,566,253	539,136,718	185,844,969	—	772,547,940

OPERATING INCOME (LOSS)	(46,271,423)	117,817,089	38,395,527	—	109,941,193
OTHER EXPENSES (INCOME):
Interest (income) expense, net	36,676,731	(506)	15,572,297	—	52,248,522
Other, net	6,587,691	3,358,032	5,037,135	—	14,982,858

	43,264,422	3,357,526	20,609,432	—	67,231,380

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(89,535,845)	114,459,563	17,786,095	—	42,709,813
PROVISION (BENEFIT) FOR INCOME TAXES	(32,257,118)	39,504,153	6,133,277	—	13,380,312

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(57,278,727)	74,955,410	11,652,818	—	29,329,501
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(119,204)	(4,578,887)	94,819	—	(4,603,272)

EQUITY IN EARNINGS OF SUBSIDIARIES	82,124,160	—	—	(82,124,160)	—

NET INCOME (LOSS)	$24,726,229	$70,376,523	$11,747,637	$(82,124,160)	$24,726,229

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine months ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(1,661,820)	$48,134,672	$2,650,863	$(50,785,535)	$(1,661,820)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,450,996	31,728,623	18,505,536	—	53,685,155
Asset impairment expense	—	30,423,771	—	—	30,423,771
Loss on disposition of assets	—	9,128	—	—	9,128
Change in assets and liabilities, net and other	53,312,348	(71,126,585)	(28,800,829)	50,785,535	4,170,469

Total adjustments	56,763,344	(8,965,063)	(10,295,293)	50,785,535	88,288,523

Net cash provided (used) by operating activities	55,101,524	39,169,609	(7,644,430)	—	86,626,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(1,841,291)	(41,117,515)	(38,061,591)	—	(81,020,397)
Proceeds from disposition of property and equipment	—	15,434,800	—	—	15,434,800
Purchase of marketable securities	—	—	—	—	—
Proceeds from the sale of securities	—	—	—	—	—

Net cash provided by (used in) investing activities	(1,841,291)	(25,682,715)	(38,061,591)	—	(65,585,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(15,274)	—	—	—	(15,274)
Proceeds from exercise of stock options	6,361	—	—	—	6,361
Payments of debt and related expenses, net	(28,608)	—	(158,642)	—	(187,250)
Financing proceeds	—	—	39,515,152	—	39,515,152
Debt issuance costs	—	—	—	—	—
Proceeds from credit facility	142,000,000	—	77,000,000	—	219,000,000
Payments on credit facility	(175,000,000)	—	(79,000,000)	—	(254,000,000)
Dividends paid	(1,614,369)	—	—	—	(1,614,369)

Net cash provided (used) in financing activities	(34,651,890)	—	37,356,510	—	2,704,620

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,608,343	13,486,894	(8,349,511)	—	23,745,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,265,460	9,249,286	26,086,500	—	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,873,803	$22,736,180	$17,736,989	$—	$63,346,972

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,726,229	$70,376,523	$11,747,637	$(82,124,160)	$24,726,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,472,357	30,555,007	15,530,689	—	49,558,053
Asset impairment expense	375,000	2,943,295	—	—	3,318,295
Gain on disposition of assets	39,402	(15,183,336)	(3,557,335)	—	(18,701,269)
Change in assets and liabilities, net and other	142,169,117	(81,736,372)	(112,358,140)	84,241,524	32,316,129

Total adjustments	146,055,876	(63,421,406)	(100,384,786)	84,241,524	66,491,208

Net cash provided (used) by operating activities	170,782,105	6,955,117	(88,637,149)	2,117,364	91,217,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(3,234,319)	(29,736,471)	(48,940,840)	—	(81,911,630)
Proceeds from disposition of property and equipment	5,227,850	21,021,038	15,995,061	—	42,243,949
Purchase of marketable securities	(5,331,308)	—	—	—	(5,331,308)
Proceeds from the sale of securities	6,609,512	—	—	—	6,609,512

Net cash provided by (used in) investing activities	3,271,735	(8,715,433)	(32,945,779)	—	(38,389,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(154,103,310)	—	—	—	(154,103,310)
Proceeds from exercise of stock options	2,720,863	—	—	—	2,720,863
Payments of debt and related expenses, net	(37,864,627)	—	(155,288,587)	—	(193,153,214)
Financing proceeds	—	—	375,000,000	—	375,000,000
Debt issuance costs	(3,754,086)	—	(10,390,289)	—	(14,144,375)
Proceeds from credit facility	167,000,000	—	11,815,778	—	178,815,778
Payments on credit facility	(141,771,982)	—	(41,618,109)	—	(183,390,091)
Dividends paid	(3,155,350)	—	—	—	(3,155,350)

Net cash provided by (used in) financing activities	(170,928,492)	—	179,518,793	—	8,590,301

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,125,348	(1,760,316)	57,935,865	2,117,364	61,418,261
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	9,982,920	23,403,386	(2,117,364)	31,268,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,125,348	$8,222,604	$81,339,251	$—	$92,687,203

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations have been excluded from this discussion.

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants. As of September 30, 2008, we operated 174 such restaurants, as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (Golden Nugget) in Las Vegas and Laughlin, Nevada.

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

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. The Kemah and Galveston properties have been a significant driver of our overall performance in 2008. The damage to the Kemah and Galveston properties may adversely affect both our business and near- and long-term prospects. Widespread power outages led to the closure of 31 Houston area restaurants until power was restored. All Houston restaurants have reopened, as well as nine restaurants in Galveston and Kemah, while seven restaurants, the amusement rides and much of the complementary businesses at the Kemah Boardwalk remain closed. We expect additional business units to reopen each month, with all business units reopening by March 2009.

Based on preliminary estimates of the damage sustained by our properties, an asset impairment charge of $24.4 million was recorded during the third quarter of 2008. This charge was reduced by $7.5 million as a result of insurance proceeds received under our various property and casualty insurance policies. While we expect to receive substantial additional insurance proceeds under these policies in the future, the ultimate amount that we will collect has yet to be determined. Any future recoveries under these policies will be recognized in the period in which all contingencies have been resolved.

We also maintain business interruption insurance coverage and have recorded approximately $2.5 million in recoveries related to lost profits at our affected locations in Galveston and the Kemah Boardwalk. This amount was recorded as revenue in our consolidated financial statements. We expect to receive additional amounts under our business interruption coverage for the restaurants and amusements that remain closed. Any future recoveries under this coverage will be recognized in the period in which all contingencies have been resolved.

All of the amounts reflected to date are estimates based on information currently available to us and the actual insurance proceeds that have been collected. The estimates of damage are preliminary and subject to change until we have finalized all claims with our insurance carriers. We are unable to estimate what the effect on our fourth-quarter results will be or what insurance recoveries may ultimately be received to offset any such impact. However, we believe that the majority of our property losses and cash flow will be covered by property and business interruption insurance.

On October 18, 2008, we entered into a First Amendment to Agreement and Plan of Merger (First Amendment) with Fertitta Holdings, Inc., a Delaware corporation (Parent) and Fertitta Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub) and for certain limited purposes, Tilman J. Fertitta (Mr. Fertitta). Pursuant to the terms of the First Amendment, the Agreement and Plan of Merger (Merger Agreement) previously entered into on June 16, 2008, between the foregoing parties was amended to provide that each of our outstanding shares of common stock, other than shares owned by us, Parent, Merger Sub or any other subsidiary of Parent and stockholders who perfected appraisal rights under applicable law, will be cancelled and converted into the right to receive $13.50 in cash, without interest.

Our Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (Special Committee), which had reviewed an opinion from Cowen and Company that the amended transaction is fair to Landry’s stockholders, other than Mr. Fertitta, from a financial point of view, has concluded that the First Amendment is fair, advisable and in the best interests of Landry’s stockholders and has approved the First Amendment and has recommended that the Landry’s stockholders vote in favor of the Merger Agreement as amended by the First Amendment.

As a result of substantial damage and other effects suffered by Landry’s and its subsidiaries as a result of Hurricane Ike, Jefferies & Company, Inc. indicated that absent a change to the debt financing commitment issued by Jefferies Funding LLC, Jefferies & Company, Inc., Jefferies Finance, LLC and Wells Fargo Foothill, LLC (Lenders) to Parent in connection with the Merger Agreement, the Lenders’ believed that Parent may be unable to satisfy the conditions precedent under the Lenders debt financing commitment. Parent believed that the Lenders were prepared to assert that a material adverse effect had occurred and therefore would not be obligated to provide the financing necessary for the consummation of the Merger, in which event Parent could terminate its obligations under the Merger Agreement. As part of a compromise that was reached among Landry’s, Parent and the Lenders, the Lenders agreed under their amended debt financing commitment, and Parent agreed under the First Amendment, that they would waive any claim that a material adverse effect had occurred as a result of the occurrence of any event known to them through the date of execution of the amended debt financing commitment and the First Amendment, respectively. Additionally, the Lenders’ agreed under the amended debt financing commitment to provide Mr. Fertitta with up to $500.0 million in debt financing for the Merger and to provide us with an alternative financing commitment of up to $420.0 million in the event the Merger is not consummated and certain other conditions are satisfied. The alternative financing would be sufficient to repay our existing indebtedness which is subject to the holders of our existing 9.5% Senior Exchange Notes (New Notes) exercising their right to require us to redeem the New Notes at 101% of the principal amount thereof beginning in February 2009.

The First Amendment contains provisions pursuant to which the Special Committee with the assistance of its independent advisors, will actively solicit superior acquisition proposals through November 17, 2008 (“the go-shop period”) and thereafter may receive unsolicited proposals. The First Amendment maintained the $3.4 million termination fees payable under the Merger Agreement as a result of specified terminations during the go-shop period and reduced the post go-shop termination fees from $24.0 million to $15.0 million. Finally, the First Amendment provides that if the Merger Agreement is terminated so that we may pursue a competing acquisition proposal, then the Special Committee may vote all shares of common stock acquired by Mr. Fertitta after June 16, 2008 in favor of such competing acquisition proposal at the stockholders meeting called for the purpose of considering such competing acquisition proposal.

Mr. Fertitta has committed to provide equity financing which, in addition to the amended debt financing commitment for the transaction contemplated by the Merger Agreement, as amended by the First Amendment, will be used by Parent to pay the aggregate merger consideration and related fees and expenses of the transaction. Consummation of the Merger is subject to a stockholder vote and other customary closing conditions and performance criteria, including (i) no material adverse effects on our results or operations prior to closing, although all known events through the date of execution of the amended debt financing commitment and First Amendment cannot be considered for purposes of determining whether a material adverse effect has occurred, and (ii) our achieving certain levels of EBITDA during certain pre-closing periods and having no greater than a certain amount of leverage as of the closing.

Approximately $395.7 million in Senior Exchange Notes allow the note holders to redeem the New Notes upon at least 30 but no more than 60 days notice at 101% of face value from February 28, 2009 to December 15, 2011. As a result, these notes are presented as current liabilities at September 30, 2008. Furthermore, it is likely that our note holders will exercise their option to redeem the senior notes. In connection with the amended Merger Agreement, subject to certain conditions, we have committed financing sufficient to repay our existing indebtedness should the merger not be completed. The new financing will carry higher interest rates and more restrictive terms than our current agreements and will reduce our capital available for growth and the terms may restrict our ability to pursue acquisitions in the near term. Accordingly, we have reduced our planned new unit growth for 2008 and 2009.

During 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units. During 2007 and 2008, several additional locations were added to our disposal plan. The results of operations for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income, balance sheets and segment information for all periods presented.

On November 17, 2006, we completed the sale of 120 Joe’s Crab Shack restaurants for approximately $192.0 million, including the assumption of certain working capital liabilities. In connection with the sale, we recorded pre-tax impairment charges and other losses totaling $49.2 million.

The restaurant and gaming industries are intensely competitive and affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants or casinos may be affected by factors such as: traffic patterns, demographic considerations, marketing, weather conditions, and the type, number, and location of competing operations. Furthermore, the current economic downturn has adversely affected overall consumer spending in both the restaurant and gaming industries. The extent and length of this downturn is unknown at this time.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	21.5%	22.3%	21.5%	22.1%
Labor	32.0%	32.9%	32.0%	32.0%
Other operating expenses(1)	25.5%	24.8%	25.2%	24.8%

Unit Level Profit(1)	21.0%	20.0%	21.3%	21.1%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues decreased $6,028,957, or 2.0%, to $289,736,230 million from $295,765,187 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Restaurant and hospitality

Revenues decreased $3,930,482, or 1.7%, from $233,063,969 to $229,133,487 as result of the following approximate amounts: new restaurant openings—increase $8.1 million; same store sales (restaurants open all of the third quarter of 2008 and 2007) – decrease $2.7 million; hurricane closures – decrease $7.8 million; restaurant closings – decrease $1.6 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of September 30, 2008 and 2007 was 174 and 170, respectively.

Cost of revenues decreased $3,934,157, or 6.3%, from $62,359,913 to $58,425,756 for the three months ended September 30, 2008 as compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the three months ended September 30, 2008 decreased to 25.5% from 26.8% in 2007. This decrease is primarily the result of a shift in mix to higher margin hotel and amusement revenues with minimal cost of revenues, restaurant price increases and cost control measures implemented in 2008.

Labor expense decreased $4,460,518, or 6.4%, from $69,571,837 to $65,111,319 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Labor expenses as a percentage of revenues for the three months ended September 30, 2008 decreased to 28.4% from 29.9% in 2007. The decrease in labor resulted in part from by cost control measures implemented in 2008, partially offset by increases in the minimum wage.

Other operating expenses increased $2,246,132, or 4.1%, from $55,046,704 to $57,292,836 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007 and such expenses increased as a percentage of revenues to 25.0% in 2008 from 23.6% in 2007. These increases primarily relate to increased energy costs in 2008 and increased spoilage associated with Hurricane Ike.

Gaming

Casino revenues decreased $3,077,111, or 8.1%, from $37,968,201 to $34,891,090 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease is primarily the result of reduced slot activity in both Las Vegas and Laughlin.

Room revenues decreased $877,587, or 5.5%, from $15,982,877 to $15,105,290 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease is primarily the result of reduced occupancy and average daily room rates in both Las Vegas and Laughlin. The decreases in casino revenues and room revenues were partially offset during the quarter by higher food and beverage revenues, which increased $987,931, or 8.6%, from $11,511,646 to $12,499,577 as result of the addition of Gold Diggers and Red Sushi and increased other revenues of $422,436, or 13.0%, associated primarily with the renovation and expansion of the South Tower gift shop in Las Vegas.

Promotional allowances decreased $445,856, or 7.4%, from $6,011,127 to $5,565,271 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease is primarily the result of the decrease in casino revenues as compared to the comparable prior year period.

Casino expenses and other expenses decreased $867,104, or 4.5%, and $1,167,849, or 7.0%, respectively, for the three months ended September 30, 2008. These decreases are primarily the result of reduced payroll costs for both Las Vegas and Laughlin.

Consolidated

General and administrative expenses decreased $2,670,798 or 18.5%, from $14,403,271 to $11,732,473 for the three months ended September 30, 2008 as compared to the prior year, and decreased as a percentage of revenues to 4.0% in 2008 from 4.9% in 2007. This decrease relates primarily to lower legal and other professional fees, as well as a decrease in corporate payroll.

Depreciation and amortization expense increased by $1,279,264, or 7.8%, from $16,465,738 to $17,745,002 for the three months ended September 30, 2008 as compared to three months ended September 30, 2007. The increase for 2008 was due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Asset impairment expense was $18,491,787 for the three months ended September 30, 2008. Based on preliminary estimates of the damage sustained by our properties, an asset impairment charge of $24.4 million was recorded during the third quarter of 2008 as a result of Hurricane Ike. This charge was reduced by $7.5 million as a result of insurance proceeds received under our various property and casualty insurance policies. In addition, we continually monitor unfavorable cash flows, if any, related to underperforming restaurants. Periodically we may conclude that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. During the three months ended September 30, 2008, we impaired the leasehold improvements and equipment of two underperforming restaurants.

Pre-opening expenses decreased by $403,508, or 42.1%, from $957,506 to $553,998 for the three months ended September 30, 2008. This decrease relates to the reduced number of openings undertaken in 2008 compared with the prior year.

Net interest expense for the three months ended September 30, 2008 decreased by $5,696,267, or 22.6%, from $25,187,357 to $19,491,090. This decrease is primarily due to a 2007 charge of $8.0 million for deferred loan costs previously being amortized over the term of the 7.5% Senior Notes. The 7.5% Senior Notes were exchanged for 9.5% Senior Notes as a result of a settlement with the note holders in the third quarter of 2007. This decrease was partially offset by higher average borrowing rates and increased borrowings in 2008.

Other expense decreased $5,711,145, from $8,368,852 to $2,657,707 for the three months ended September 30, 2008 primarily as a result of reduced expenses associated with exchanging the 7.5% Senior Notes for 9.5% Senior Notes during the third quarter of 2007, and lower non-cash charges related to interest rate swaps not considered hedges.

An income tax benefit of $2,028,383 was recorded for the three months ended September 30, 2008 compared with a benefit of $3,294,928 for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2008 was 20.9% compared to 51.8% for the prior year period. The decrease in the effective tax benefit rate is primarily attributable to a reduction in tax credits.

The after tax loss from discontinued operations was $9,374,672 for the three months ended September 30, 2008. The loss related primarily to impairments on assets held for sale or abandoned and operating losses.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues increased $7,670,679, or 0.9%, from $882,489,133 to $890,159,812 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Restaurant and hospitality

Revenues increased $10,723,591, or 1.6%, from $682,521,915 to $693,245,506 as result of the following approximate amounts: new restaurant openings—increase $27.8 million; additional day due to leap year – increase $2.9 million; same store sales (restaurants open all of the first nine months of 2008 and 2007) – decrease $9.3 million; hurricane closures – decrease $7.8 million; restaurant closings – decrease $5.3 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of September 30, 2008 and 2007 was 174 and 170, respectively.

Cost of revenues decreased $4,316,437, or 2.3%, from $184,527,846 to $180,211,409 for the nine months ended September 30, 2008 as compared to the same period in the prior year. Cost of revenues as a percentage of revenues for the nine months ended September 30, 2008 decreased to 26.0% from 27.0% in 2007. This decrease is primarily the result of a shift in mix to higher margin hotel and amusement revenues with minimal cost of revenues, restaurant price increases and cost control measures implemented in 2008.

Labor expense decreased $1,609,043, or 0.8%, from $201,845,322 to $200,236,279 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Labor expenses as a percentage of revenues for the three months ended September 30, 2008 decreased to 28.9% from 29.6% in 2007. The decrease in labor resulted in part from cost control measures implemented in 2008, partially offset by increases in the minimum wage.

Other operating expenses increased $10,990,033, or 6.8%, from $160,742,316 to $171,732,349 for the nine months ended September 30, 2008 and such expenses increased as a percentage of revenues to 24.8% in 2008 from 23.6% in 2007. These increases primarily relate to increased energy costs, advertising expense and rent as compared to the comparable prior year period.

Gaming

Casino revenues decreased $6,562,818, or 5.3%, from $124,533,914 to $117,971,096 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease is primarily the result of reduced slot activity in both Las Vegas and Laughlin.

Food and beverage revenues increased $2,825,004, or 8.3%, from $34,239,251 to $37,064,255 and other revenues increased $489,705, or 4.7%, from $10,405,677 to $10,895,382 for the nine months ended September 30, 2008, respectively. These increases resulted from the addition of Gold Diggers and Red Sushi, as well as the renovation and expansion of the South Tower gift shop in Las Vegas.

Promotional allowances were flat for the nine months ended September 30, 2008 as compared to the comparable prior year period.

Other expenses decreased $2,557,557, or 5.2%, from $49,087,044 to $46,529,487 for the nine months ended September 30, 2008. These decreases were primarily the result of reduced marketing and payroll costs for both Las Vegas and Laughlin.

Consolidated

General and administrative expenses decreased $7,035,872 or 16.0%, from $43,911,732 to $36,875,860 for the nine months ended September 30, 2008 and decreased as a percentage of revenues to 4.1% in 2008 from 5.0% in 2007. This decrease relates primarily to reduced legal and other professional fees as compared to amounts incurred in the prior year and reduced corporate payroll costs in 2008.

Depreciation and amortization expense increased by $4,484,950, or 9.2%, from $48,635,576 to $53,120,526 for the nine months ended September 30, 2008 as compared to the prior year period. The increase for 2008 was due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Asset impairment expense was $20,084,928 for the nine months ended September 30, 2008 compared with no impairment expense for the same period in 2007. Based on preliminary estimates of the damage sustained by our properties, as a result of Hurricane Ike, an asset impairment charge of $24.4 million was recorded during the third quarter of 2008. This charge was reduced by $7.5 million as a result of insurance proceeds received under our various property and casualty insurance policies. In addition, we continually monitor unfavorable cash flows, if any, related to underperforming restaurants. Periodically we may conclude that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. During the nine months ended September 30, 2008, we impaired the leasehold improvements and equipment of three underperforming restaurants.

Pre-opening expenses decreased by $738,501, or 34.7%, from $2,130,571 to $1,392,070 for the nine months ended September 30, 2008. This decrease relates to the reduced number of openings undertaken in 2008 compared with the prior year.

Net interest expense for the nine months ended September 30, 2008 increased by $7,926,881, or 15.2%, from $52,248,522 to $60,175,403. This increase is primarily due to higher average borrowing rates and increased borrowings in 2008 primarily associated with the Golden Nugget, partially offset by a 2007 charge of $8.0 million for deferred loan costs previously being amortized over the term of the 7.5% Senior Notes. The 7.5% Senior Notes were exchanged for 9.5% Senior Notes as a result of a settlement with the note holders in the third quarter of 2007.

Other expense decreased $11,115,538, or 74.2%, from $14,982,858 to $3,867,320 for the nine months ended September 30, 2008 as a result of call premiums and expenses in the prior year associated with refinancing the Golden Nugget.

A provision for income taxes of $5,151,799 was recorded for the nine months September 30, 2008 compared with a provision of $13,380,312 for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was 36.7% compared to 31.3% for the prior year period. The increase in the effective tax rate is primarily attributable to a reduction in tax credits.

The after tax loss from discontinued operations increased $5,933,108, from $4,603,272 to $10,536,380 for the nine months ended September 30, 2008. The losses in both periods related primarily to impairments on assets held for sale or abandoned and lease terminations.

Liquidity and Capital Resources

On August 29, 2007, we agreed to commence an exchange offering on or before October 1, 2007 to exchange our $400.0 million 7.5% Senior Notes (the Notes) for New Notes with an interest rate of 9.5%, an option for us to redeem the New Notes at 1% above par from October 29, 2007 to February 28, 2009 and an option for the note holders to redeem the New Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the Notes being exchanged. In connection with issuing the New Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the New Notes maturity date change, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance.

As a result of the settlement described above and the associated risk that our note holders will exercise their option to have us redeem the approximately $395.7 million in New Notes, in connection with the amended merger agreement we have obtained a financial commitment from Jeffries and Wells Fargo Foothill for alternative long-term financing sufficient to repay this indebtedness. However, the new financing will carry higher interest rates and more restrictive terms than our current agreements. Higher interest rates would reduce our capital available for growth and the terms may restrict our availability to pursue acquisitions in the near term. Accordingly, we have reduced our planned new unit growth for 2008 and 2009 until new financing is obtained.

In June 2007, our wholly owned unrestricted subsidiary, the Golden Nugget, completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread, 2.0% and 0.75%, respectively, at September 30, 2008. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at September 30, 2008. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value will be reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash expense of approximately $1.8 million and $2.1 million is reflected in the three and nine months ended September 30, 2008, respectively.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of September 30, 2008, we were in compliance with all such covenants. As of September 30, 2008, we had approximately $23.5 million in letters of credit outstanding, and our available borrowing capacity was $262.5 million.

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

Working capital, excluding discontinued operations, decreased from a deficit of $166.7 million as of December 31, 2007 to a deficit of $499.1 million as of September 30, 2008 primarily due to the change in the classification of our credit facility and New Notes to current. Cash flow to fund future operations, new restaurant development, stock repurchases, and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

Capital expenditures for the nine months ended September 30, 2008 were $81.0 million, including $39.4 million for the Golden Nugget renovation. We expect capital expenditures, excluding amounts funded by insurance proceeds, to be approximately $26.1 million for the remainder of the year, primarily for the renovation and expansion of the Golden Nugget and new restaurants.

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

Since April 2000, we have paid an annual $0.10 per share dividend, declared and paid in quarterly amounts. In April 2004, the annual dividend amount was increased to $0.20 per share, declared and paid in quarterly amounts. We paid dividends totaling $1.6 million during the nine months ended September 30, 2008. On June 16, 2008, we announced we were discontinuing dividend payments due to the pending merger with Fertitta Holdings, Inc.

Seasonality and Quarterly Results

Our business is seasonal in nature. Our reduced winter restaurant and hospitality volumes cause revenues and, to a greater degree, restaurant and hospitality operating profits to be lower in the first and fourth quarters than in other quarters. We have and will continue to open restaurants in highly seasonal tourist markets. Periodically, our sales and profitability may be negatively affected by adverse weather. The timing of unit openings can and will affect quarterly results. As a result of Hurricane Ike, a number of our restaurants in the Gulf Coast area of Texas were closed for a substantial period of time.

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

We operate approximately 174 full services restaurants and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, excluding the owned land component, of approximately $2.0 million, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

We maintain a large deductible insurance policy related to property, general liability and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence cash outlay. Accrued expenses and other liabilities include estimated costs to settle unpaid claims, loss limits and estimated incurred but not reported claims using actuarial methodologies.

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

Recent Accounting Pronouncements

On January 1, 2008 we adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on our consolidated financial statements for the first nine months of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157, for non-financial assets and liabilities, will have on our consolidated financial statements.

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

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment arrangements are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings per Share . The provisions of EITF 03-6-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior period EPS data presented will be adjusted retrospectively to conform with the provisions of EITF 03-6-1. Early application is not permitted. We are currently evaluating the impact that EITF 03-6-1 may have on our consolidated financial statements.

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

Interest Rate Risk

Total debt at September 30, 2008 included $64.0 million of floating-rate debt attributed to borrowings at an average interest rate of 5.0%. As a result, our annual interest cost in 2008 will fluctuate based on short-term interest rates.

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

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.5%) would be approximately $0.3 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2008; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the nine months ended September 30, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following Mr. Fertitta’s initial proposal on January 27, 2008 to acquire all of our outstanding stock, five putative class action law suits were filed in state district courts in Harris County, Texas. On March 26, 2008, the five actions were consolidated for all purposes. The consolidated action is proceeding under Case No. 2008- 05211; Dennis Rice, on behalf of himself and all others similarly situated v. Landry’s Restaurants, Inc. et al.; in the 157th Judicial District of Harris County, Texas (“Rice”). We are named as a defendant in Rice as are members of our board of directors. Plaintiffs allege that we and/or the members of our board of directors have breached or will breach fiduciary duties to our stockholders with regard to the presentation or consideration of Mr. Fertitta’s proposal to acquire all of our outstanding common stock. Plaintiffs also seek to enjoin in some form the consideration or acceptance of Mr. Fertitta’s proposal. The amount of damages initially sought is not indicated by any plaintiff.

James F. Stuart, individually and on behalf of all others similarly situated v. Landry’s Restaurants, Inc. et al., was filed on June 26, 2008 in the Court of Chancery of the State of Delaware (“Stuart”). We are named as a defendant along with our directors, Parent and Merger Sub. Stuart is a putative class action in which plaintiff alleges that the merger agreement unduly hinders obtaining the highest value for shares of our stock. Plaintiff also alleges that the merger is unfair. Plaintiff seeks to enjoin or rescind the merger, an accounting and damages along with costs and fees.

David Barfield v. Landry’s Restaurants, Inc. et al., was filed on June 27, 2008 in the Court of Chancery of the State of Delaware (“Barfield”). We are named in this case along with our directors, Parent and Merger Sub. Barfield is a putative class action in which plaintiff alleges that our directors aided and abetted Parent and Merger Sub, and have breached their fiduciary duties by failing to engage in a fair and reliable sales process leading up to the merger agreement. Plaintiff seeks to enjoin or rescind the transaction, an accounting and damages along with costs and fees.

Stuart and Barfield were consolidated by court order. The consolidated action is proceeding under Consolidated C.A. No. 3856-VCL; In re: Landry’s Restaurants, Inc. Shareholder Litigation. In their consolidated complaint, plaintiffs allege that our directors breached fiduciary duties to our stockholders and that the preliminary proxy statement filed on July 17, 2008 fails to disclose what plaintiffs contend are material facts. Plaintiffs also alleged that we, Parent and Merger Sub aided and abetted the alleged breach of fiduciary duty.

We believe that these actions are without merit and intend to contest the above matters vigorously.

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

The following are risk factors that were not discussed in our Form 10-K for the year ended December 31, 2007:

Risks Relating to the Pending Merger

The failure to complete the merger could adversely affect our share price.

There is no assurance that the merger will occur by the February 28, 2009 deadline set forth in the merger agreement or that any other transaction will occur. For example, an injunction could be granted in one of the two pending stockholder lawsuits against us (as described elsewhere in this Form 10-Q) preventing the proposed merger from closing, we could fail to satisfy the conditions to the financing for the merger or the requisite number of holders of our common stock may not approve the proposed merger at the special meeting of our stockholders.

Therefore, if the proposed merger or similar transaction is not completed, the share price of our common stock will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. Further, a failed transaction may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, vendors, creditors and other business partners.

We are subject to litigation related to the pending merger.

We are actively defending two stockholder lawsuits related to the proposed merger, one filed in Texas and one filed Delaware. Following Mr. Fertitta’s initial proposal on January 27, 2008 to acquire all of our outstanding stock, five putative class action law suits were filed in state district courts in Harris County, Texas. On March 26, 2008, the five actions were consolidated for all purposes. We are named as a defendant in the consolidated case, as are members of our board of directors. Plaintiffs allege that we and/or the members of our board of directors have breached or will breach fiduciary duties to our stockholders with regard to the consideration of Mr. Fertitta’s proposal to acquire all of our outstanding common stock. Plaintiffs also seek to enjoin in some form the consideration or acceptance of Mr. Fertitta’s proposal. The amount of damages initially sought is not indicated by any plaintiff.

On June 26 and June 27, 2008, two putative class actions were filed in the Delaware Chancery Court in which we are named as a defendant along with our directors, Parent and Merger Sub. The two class actions were consolidated by court order. In the consolidated action, the plaintiffs allege that our directors breached fiduciary duties to our stockholders and that the Preliminary Proxy filed on July 17, 2008 fails to disclose what plaintiffs contend are material facts. Plaintiffs also allege that we, Parent and Merger Sub aided and abetted the alleged breach of fiduciary duty by our directors.

While we believe that the claims made in the above actions are without merit and intend to defend such claims vigorously, there can be no assurance that we will prevail in our defense. Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the proposed merger or seek monetary relief from us. An unfavorable resolution of any such litigation surrounding the proposed merger could delay or prevent the consummation of the proposed merger. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.

Risks Relating to the Ownership of Our Common Stock

Tilman J. Fertitta beneficially owns approximately 46.8% of our outstanding shares of common stock, which may limit your ability to influence or control certain of our corporate actions.

As of October 31, 2008, Mr. Fertitta owned 46.8% of our common stock. Although Mr. Fertitta does not own a majority of our outstanding shares, he is able to exercise significant influence over our management and operations. If Mr. Fertitta acquires additional shares of our common stock sufficient to give him ownership of more than 50% of our outstanding common stock, he will be able to elect our entire board of directors and control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations). In addition, Mr. Fertitta’s ownership of more than 50% of our common stock would result in our becoming a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, we may elect not to comply with certain corporate governance requirements, including (a) the requirement that a majority of the board of directors consist of independent directors, (b) the requirement that the compensation of our executive officers, including Mr. Fertitta, be determined, or recommended to the board of directors for determination, by a compensation committee comprised solely of independent directors and (c) the requirement that director nominees be selected, or recommended for the board of directors’ selection, by a nominating committee comprised solely of independent directors. Accordingly, if we become a controlled company, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

The acquisition of additional shares of our common stock by Mr. Fertitta could adversely effect our share price and make future equity offerings more difficult.

Mr. Fertitta’s acquisition of additional shares of our common stock will reduce the amount of shares held by unaffiliated stockholders and, as a result, our common stock may be more susceptible to market volatility. This acquisition of additional shares could also adversely affect prevailing market prices for our common stock, and limit our ability to raise capital through equity securities offerings due to the lower number of institutional investors a reduced public float generally attracts.

Risks Relating to Our Business

Our operations were impacted by Hurricane Ike and we have and may continue to incur significant expenses related to the recovery of our temporarily damaged operations.

Due to extensive damage caused by Hurricane Ike in September 2008, we were forced to close the entire Kemah Boardwalk. In addition, three of our seven Galveston-area restaurants remain closed. We have and will continue to incur significant expenses related to the reopening of the Kemah Boardwalk and the three Galveston-area restaurants. The damage to those properties, which have been a significant driver of our overall performance in 2008, is likely to exceed our insurance recovery. Furthermore, there is a risk that Kemah and Galveston may face a permanent loss of population as a result of Hurricane Ike. These factors are expected to adversely affect both revenue and earnings from our restaurant division.

Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence, declines in consumer spending, and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession, which could adversely affect the demand for our products and, as a result, lead to declining revenues and profit margins.

Continuing adverse financial market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing indebtedness, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our indebtedness and to refinance certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer.

Disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business. As a result, we may be forced to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to further reevaluate our ratings.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March, July and November 2007, we authorized an additional $50.0 million, $75.0 million and $1.5 million, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 24.0 million shares of common stock for approximately $472.4 million through September 30, 2008.

Tilman J. Fertitta, our Chairman, President and C.E.O. purchased 400,000 shares of our common stock at an average price of $12.31. There were no repurchases of our common stock by us during the quarter ended September 30, 2008.

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

Date: November 10, 2008