Form 10-K
period 2008-12-31
LANDRYS RESTAURANTS INC
filed 2009-03-16
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐            No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $166,046,664. For purposes of the determination of the above stated amount, only Directors and Executive Officers are presumed to be affiliates, but neither the registrant nor any such persons concedes they are affiliates of the registrant.

As of March 10, 2009, there were 16,142,263 shares of the registrant’s common stock outstanding.

LANDRY’S RESTAURANTS, INC.

i

FORWARD LOOKING STATEMENTS

This report includes certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this offering circular. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this offering circular. These factors include or relate to the following:

•	our ability to implement our business strategy;

•	our ability to expand and grow our business and operations;

•	the outcome of legal proceedings that have been, or may be, initiated against us related to the proposed merger with an affiliate in 2008 and its termination;

•	the impact of future commodity prices;

•	the availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effects of local and national economic, credit and capital market conditions on the economy in general and our businesses in particular;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality and cyclical nature of our business;

•	weather and acts of God;

•	whether the final property and business interruption losses resulting from Hurricane Ike will be in accordance with our current estimates;

•	the ability to maintain existing management;

•	the impact of potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	the impact of potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	food, labor, fuel and utilities costs; and

•	the other factors discussed under “Risk Factors.”

ii

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed herein may not occur. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under Item 1A. “Risk Factors” and elsewhere in this report, or in the documents incorporated by reference herein. We assume no obligation to modify or revise any forward looking statements to reflect any subsequent events or circumstances arising after the date that the statement was made.

iii

LANDRY’S RESTAURANTS, INC.

PART I.

ITEM 1.    BUSINESS

General

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full-service, specialty location restaurants, with 175 locations in 27 states and Canada as of December 31, 2008. We are one of the largest full-service restaurant operators in the United States, operating primarily under the names of Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, Charley’s Crab and The Chart House. Our concepts range from upscale steak and seafood restaurants to theme-based restaurants, and consist of a broad array of formats, menus and price-points that appeal to a wide range of markets and consumer tastes. We are also engaged in the ownership and operation of select hospitality and entertainment businesses, which include hotels, casino resorts, aquarium complexes and the Kemah Boardwalk, a 40-acre amusement, entertainment and retail complex in Kemah, Texas, among others. We also own and operate the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada.

We opened the first Landry’s Seafood House restaurant in 1980. In 1993, we became a public company. Our stock is listed on the New York Stock Exchange under the symbol “LNY.” We acquired Rainforest Cafe, Inc., a publicly traded restaurant company, in 2000. During 2001, we changed our name to Landry’s Restaurants, Inc. to reflect our expansion and broadening of operations. During 2002, we acquired 15 Charley’s Crab seafood restaurants located primarily in Michigan and Florida, and 27 Chart House seafood restaurants, located primarily on the East and West Coasts of the United States. In October 2002, we purchased 27 Texas-based Saltgrass Steak House restaurants.

In September 2005, we acquired the Golden Nugget Hotels and Casinos located in Las Vegas and Laughlin, Nevada. The entities that own and operate the Golden Nugget Hotels and Casinos are separately financed, unrestricted subsidiaries of the Company. We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and is highly complementary to our portfolio of leading restaurant, hospitality and entertainment operations. Both Golden Nugget locations offer extensive arrays of amenities and high degrees of hospitality, service and attention to detail. We expect to continue to capitalize on the strong name recognition and high level of quality and value associated with the brand.

In February 2006, we acquired 80% of T-Rex Cafe, Inc. (“T-Rex”) and committed to the construction of at least four restaurants, two of which are located at high profile Disney properties. Three of the four restaurants have been completed and are operating.

During the third quarter of fiscal 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s units. In November 2006, we completed the sale of 120 Joe’s. Subsequently, several additional locations were added to our disposal plan.

Recent Developments

On June 16, 2008, we entered into an Agreement and Plan of Merger, as amended on October 18, 2008 (the “Merger Agreement”), with Fertitta Holdings, Inc., a Delaware corporation (“Parent”), and Fertitta Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), which are solely owned by Tilman J. Fertitta, our Chairman, President and Chief Executive Officer, to acquire all of our issued and outstanding capital stock (the “Proposed Acquisition”). In order to finance the Proposed Acquisition in part, Mr. Fertitta entered into a debt commitment letter dated June 12, 2008 (the “Initial Commitment Letter”), as amended on October 17, 2008 (the “Commitment Letter Amendment” and together with the Initial Commitment Letter, the “Commitment Letter”) with Jefferies Funding LLC, Jefferies & Company, Inc., Jefferies

Finance LLC and Wells Fargo Foothill, LLC (the “Lenders”). In addition to the commitment to provide financing for the Proposed Acquisition, the Commitment Letter also contained a commitment by the Lenders to provide alternative financing in the event the Proposed Acquisition was not consummated (the “Alternative Commitment”).

In connection with the proxy statement required to be provided to Company stockholders voting on the Proposed Acquisition, the Securities and Exchange Commission (“SEC”) required the Company to disclose certain information from the Commitment Letter issued by the Lenders to Mr. Fertitta and the Company. The Commitment Letter issued by the Lenders required that such information not be disclosed and be kept confidential and that disclosure of such information would be a basis for termination of such Commitment Letter. The Company informed Mr. Fertitta that the Company was not prepared to risk losing the Alternative Commitment and was therefore unable to comply with a condition of the Merger Agreement which required distribution of an SEC approved proxy statement to Company stockholders to vote on the adoption of the merger proposal. As a result of the Company’s inability to provide a proxy statement to Company stockholders, the Company informed Mr. Fertitta that it would be unable to consummate the Proposed Acquisition. The Merger Agreement was terminated by agreement of the parties on January 11, 2009.

Due to a number of factors affecting consumers, including rising unemployment, home foreclosures, a slowdown in global economies, contracting credit markets, and reduced consumer spending, the near term outlook for the restaurant, hospitality, and entertainment industries is uncertain. The economic slow down accelerated in the fourth quarter of 2008 and has continued into the first quarter of 2009. In response to the current economic conditions, we have taken measures to increase our efficiencies and reduce our cost structure across our businesses. In addition, we have lowered our growth plans for new restaurants to conserve capital resources.

Significant events that affected our 2008 results, as compared to 2007, or that may affect our future results, are described below:

•

The impact of Hurricane Ike which resulted in significant disruption to our Houston, Kemah and Galveston restaurants. We have reopened all restaurants and received insurance proceeds, including business interruption, sufficient to replace substantially all of our lost profits and damaged property. However, the long term impact of the storm, if any, is uncertain.

•

The refinancing of our credit facility and senior unsecured notes with a new bank agreement and senior secured notes that mature in May and August 2011, respectively carry substantially higher interest rates. The new agreements also contain more restrictive covenants than our previous agreements.

•

Construction of the new hotel tower at the Golden Nugget Las Vegas with an estimated completion date in late 2009 at a cost of approximately $140.0 million will significantly increase our debt for the Golden Nugget Las Vegas at a time when the near term outlook for the gaming industry is uncertain.

•	The termination of our merger agreement and associated non recurring transaction costs.

Core Restaurant Concepts

Our portfolio of restaurant concepts consists of a variety of formats, each providing our guests with a distinct dining experience.

We currently operate our restaurants through the following divisions:

•	Landry’s Division—our high-profile seafood and signature restaurants;

•	Rainforest Cafe Division—our rainforest-, asian and prehistoric-themed restaurants;

•	Saltgrass Steak House Division—our Texas-Western-themed restaurants; and

•	Chart House Division—our upscale seafood restaurants primarily at waterfront locations.

Landry’s Division.    The Landry’s Division is comprised of 68 Landry’s Seafood House and C.A. Muer restaurants (which include restaurants that operate under several trade names, primarily Charley’s Crab), as well as our Signature Group restaurants, which together generated 26.4% of our restaurant and hospitality revenues for the year ended December 31, 2008. Alcoholic beverage sales accounted for approximately 19.0% of these revenues.

•

Landry’s Seafood House and Charley’s Crab.    Landry’s Seafood House and Charley’s Crab are full-service seafood restaurants. Each offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, relaxed atmosphere. The Landry’s Seafood House restaurants feature a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. Charley’s Crab restaurants, the first of which was founded in 1964, are generally situated throughout Michigan and Florida, include numerous waterfront locations and have unique architectural details, with two restaurants located in renovated historical train stations. Landry’s Seafood House dinner entrée prices range from $6.99 to $28.99, with certain items offered at market price. Lunch entrées range from $6.50 to $21.99. Charley’s Crab dinner entrée prices range from $17.99 to $43.99, with lunch entrée prices ranging from $8.50 to $22.99.

•

Signature Group.    Landry’s Signature Group, initiated in 2003, includes fine dining and upscale concepts such as Vic & Anthony’s, a world-class steakhouse with locations in downtown Houston, Texas and in the Golden Nugget—Las Vegas, and the award-winning Pesce seafood restaurant. Both Vic & Anthony’s and Pesce are included in many “Top 10” lists in their respective categories. Grotto, one of Houston’s most popular upscale Italian eateries, has locations in Houston, Texas, The Woodlands, Texas and the Golden Nugget—Las Vegas. Brenner’s Steakhouse, a Houston tradition since 1936, has expanded to two locations. Willie G’s, one of Landry’s original concepts that features Louisiana style fresh seafood, has locations in Houston, Texas, Galveston, Texas and Denver, Colorado. The Signature Group accommodates the needs of the high-end consumer who we believe is less impacted by overall economic conditions.

Rainforest Cafe Division.    The Rainforest Cafe Division comprised of 32 Rainforest Cafe, T-Rex Cafe and Yak & Yeti theme-based restaurants, generated 30.7% of our restaurant and hospitality revenues for the year ended December 31, 2008. Alcoholic beverage sales and retail sales accounted for approximately 20.8% of these revenues. These restaurants typically are larger units generating higher unit volumes than restaurants in our other concept, with operating profit margins that are comparable to our other restaurants. Five of these restaurants are located on high-profile Disney properties. In October 2008, the fifth restaurant was opened at Downtown Disney in Orlando, Florida.

•

Rainforest Cafe.    Each Rainforest Cafe consists of a restaurant and a retail village. The Rainforest Cafe restaurants provide full-service dining in a visually and audibly stimulating and entertaining rainforest-themed environment that appeals to a broad range of customers. The restaurant provides an attractive value to customers by offering a full menu of high-quality food and beverage items served in a simulated rainforest complete with thunderstorms, waterfalls and active wildlife. Entrée prices range from $8.99 to $23.99. In the retail village, we sell complementary apparel, toys and gifts with the Rainforest Cafe logo in addition to other items reflecting the rainforest theme.

•

T-Rex Cafe.    In February 2006, we acquired 80% of T-Rex Cafe, Inc. T-Rex Cafe is a unique concept that features an interactive prehistoric environment with life-size animatronic dinosaurs. Each T-Rex Cafe offers a full menu of high-quality food and beverage items and unique merchandise. Under the agreement, we guaranteed the funding for the construction, development and pre-opening of at least three T-Rex Cafes. The first T-Rex Cafe opened in July 2006 in Kansas City, Kansas and the second unit opened in October 2008 at Downtown Disney in Orlando, Florida.

•

Yak & Yeti.    In February 2006, we also acquired the majority interest in Yak & Yeti, a new Asian themed restaurant that opened in November 2007 at Walt Disney World’s Animal Kingdom in Orlando, Florida. In a setting reminiscent of a rural Himalayan village, the Asian-Fusion concept offers both full-service table dining and quick service food, as well as a retail component offering traditional Asian dinnerware ranging from sushi plates to chopsticks to fine teapots.

Saltgrass Steak House Division.    Our 42 Saltgrass Steak House restaurants generated 19.4% of our restaurant and hospitality revenues for the year ended December 31, 2008. Alcoholic beverage sales accounted for approximately 11.9% of these revenues. The Saltgrass Steak House restaurants offer full-service dining in a Texas-Western theme which welcomes guests into a stone and wood beam ranch house complete with a fireplace and a saloon-style bar. Menu options extend from filet mignon to chicken fried steak to fresh fish to grilled chicken breast. Dinner entrée prices range from $8.99 to $26.99 and lunch entrée prices range from $7.99 to $15.99.

Chart House Division.    The Chart House Division is comprised of 27 Chart House restaurants, which generated 13.4% of our restaurant and hospitality revenues for the year ended December 31, 2008. Alcoholic beverage sales accounted for approximately 21.2% of these revenues. The Chart House has a very long and successful history of providing an upscale full service dining experience. Founded in 1961, Chart House restaurants are located on some of the most scenic properties on the East and West coasts, including many prime waterfront venues. The Chart House restaurant menus offer an extensive variety of seasonal fresh fish, shrimp, beef and other daily seafood specialties and several restaurants also offer lunch seating and a Sunday brunch. Chart House dinner entrée prices range from $18.99 to $44.99.

Specialty Division

Our Specialty Division, which generated 10.1% of our restaurant and hospitality revenues, consists of hospitality and amusement properties that provide ancillary revenue streams and opportunities complementary to our core restaurant business. The Specialty Division includes the following properties:

•

Kemah Boardwalk.    Our Specialty Division commenced operations with the 1999 opening of the Kemah Boardwalk, our owned amusement, entertainment and retail complex located on approximately 40 acres in Galveston, Texas. The Kemah Boardwalk has multiple attractions; including specialty retail shops, a boutique hotel, a marina, and carnival-style rides and games. In August 2007, the Boardwalk Bullet roller coaster opened, which is the largest wooden roller coaster on the Gulf Coast of Texas, towering over 96 feet tall overlooking Galveston Bay. The Kemah Boardwalk’s activities are based upon and complementary to the business and traffic generated at our nine wholly-owned and operated high-volume restaurants situated at that location, which include units from most of our core restaurant concepts described above as well as the original Aquarium Restaurant.

•

Aquariums.    We currently operate two aquarium complexes featuring Aquarium Underwater Dining Adventure restaurants in Denver, Colorado and Houston, Texas. In addition, we operate two Aquarium Underwater Dining Adventure restaurants in Nashville, Tennessee and Kemah, Texas. In 1998, we opened the original Aquarium Restaurant in Kemah, Texas at the Kemah Boardwalk. We opened a second aquarium, the Downtown Aquarium in Houston, Texas, in 2003. In addition to a restaurant, the Downtown Aquarium features a public aquarium complex with over 200 species of fish, a giant acrylic shark tank, dancing water fountains, a mini-amusement park and a bar/lounge. Also in 2003, we acquired Ocean Journey, a 12-acre aquarium complex located adjacent to downtown Denver, Colorado. This world-class facility, which is wholly-owned and operated, is home to over 400 species of fish. In 2004, we opened an Aquarium Restaurant in Nashville, Tennessee featuring a 200,000 gallon aquarium. In 2005, we opened an up-scale Aquarium Restaurant in Denver, Colorado, which transformed the aquarium into a recreational destination and renamed the facility the Downtown Aquarium.

•

Hotels.    We currently own, operate and/or manage five hotel properties in Texas. Opened in 2004, the Inn at the Ballpark, located in downtown Houston, is a luxury hotel featuring over 200 rooms located directly across the street from Minute Maid Park, home of the Houston Astros baseball team. The hotel also offers easy access to all of downtown Houston’s amenities, including the newly expanded George R. Brown Convention Center, the new Toyota Center, home of the Houston Rockets basketball team, the theater district and our Downtown Aquarium. The Boardwalk Inn is a full service hotel located in the center of the Kemah Boardwalk. We manage the Galveston San Luis Resort Spa & Conference Center and the Galveston Island Hilton, which are owned by Fertitta Hospitality, L.L.C., and we own and operate the Galveston Holiday Inn on the Beach, which is owned by a separately financed, unrestricted subsidiary. See “Certain Relationships and Related Transactions—Management Agreement.”

•

Tower of the Americas.    In 2004, we entered into a 15-year lease agreement with the City of San Antonio to renovate and operate the 750-foot landmark Tower of the Americas, a major tourist attraction in San Antonio which also includes a revolving Chart House restaurant, an open air observation deck at the top of the tower, and a Texas-themed 4-D “multi-sensory” theater on the ground level.

Gaming Division

In 2005, Landry’s Gaming, Inc., a separately financed, unrestricted subsidiary, acquired the Golden Nugget, Inc., owner of the Golden Nugget. The Golden Nugget—Las Vegas occupies approximately eight acres in downtown Las Vegas, Nevada, with approximately 53,400 square feet of gaming area. As of December 31, 2008, the property featured three towers containing 1,915 rooms, the largest number of guestrooms in downtown Las Vegas, approximately 1,358 slot machines and 66 table games. The Golden Nugget—Laughlin has approximately 32,000 square feet of gaming space and as of December 31, 2008 had 1,028 slot machines, 17 table games and 300 hotel rooms in Laughlin, Nevada. For the year ended December 31, 2008, the Golden Nugget properties generated total revenues of $253.3 million. The subsidiaries that own and operate the Golden Nugget are separately financed, unrestricted subsidiaries with $422.5 million of debt as of December 31, 2008, which includes $39.5 million of funds used in the current development of an additional new hotel tower to have approximately 500 rooms.

We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and we expect to continue to capitalize on the strong name recognition and high level of quality and value associated with it. Demonstrating a long-standing commitment to quality and service, the Golden Nugget—Las Vegas has received the prestigious AAA Four Diamond Award for thirty-two consecutive years, which is a record for any lodging establishment in Nevada. Presented by the American Automobile Association, a North American motoring and leisure travel organization, the 2009 award was given to only 19 Nevada hotels of the approximately 50,000 eligible lodging establishments in the United States evaluated by the AAA. According to the AAA, establishments that receive the AAA Four Diamond Award are upscale in all areas and offer extensive arrays of amenities and high degrees of hospitality, service and attention to detail.

Our business strategy is to create the best possible gaming and entertainment experience for our customers by providing a combination of comfortable and attractive surroundings with attentive service from friendly, experienced employees. We target out-of-town customers at both of our properties while also catering to the local customer base. The Golden Nugget—Las Vegas offers the same complement of services as our Las Vegas Strip competitors, but we believe that our customers prefer the boutique experience we offer and the downtown environment. We emphasize the property’s wide selection of amenities to complement guests’ gaming experience and provide a luxury room product, exceptional dining alternatives and personalized services at an attractive value. At the Golden Nugget—Laughlin, we focus on providing a high level of customer service, a quality dining experience at an appealing value, a slot product with highly competitive pay tables and player rewards programs.

Our Competitive Strengths

Stable and Diversified Cash Flows.    Our nationwide system of 175 full-service restaurants consists of multiple formats and varied price points, from upscale fine dining to mid-scale casual dining, and offers a variety of menus that have both regional and national appeal. Many of our restaurant and hospitality locations are situated in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We believe that this strategy results in a high volume of new and repeat customers and provides us with increased name recognition in new markets. Our menu diversification reduces our dependence on any particular seafood or commodity, and allows us to select from a variety of seafood species to best provide our guests with an attractive price-value relationship. Our experience operating multiple concepts in diverse geographic areas and types of locations enables us to select the most appropriate format for each property. In addition, we believe that our geographic diversification limits operational issues related to regional weather or economic conditions, and provides stability to our operations and cash flows.

Significant Base of Owned Assets in Prime Locations.    We believe one of our core strengths is the identification, valuation, negotiation and purchase or lease of attractive locations for our restaurant and hospitality operations. Our portfolio of owned properties includes 55 restaurant properties and many properties in our Specialty Division. Out of our 175 restaurants, we operate 75 waterfront restaurants and restaurants at a number of high-profile locations (including five units at Disney theme parks), as well as restaurants at the MGM Grand Hotel and Casino in Las Vegas, Nevada, the Mall of America in Bloomington, Minnesota and Fisherman’s Wharf in San Francisco, California.

Experienced Management Team.    We have a talented management team with extensive experience in the restaurant industry and a history of operating, developing and acquiring hospitality businesses. Our senior management team, led by Tilman J. Fertitta, our founder and Chairman, President and Chief Executive Officer, has an average of 18 years of experience with us and 26 years of industry experience. In addition to an experienced and committed senior management team, we also have a talented operations organization at the regional and individual restaurant, which we believe contributes significantly to our success. Our management team has grown our revenues from approximately $400.0 million in 1998 to $1.1 billion for the year ended December 31, 2008, through both developing new properties and integrating acquisitions.

Our Business Strategy

Our objective is to develop and operate a diversified restaurant, hospitality and entertainment company offering customers unique dining, leisure and entertainment experiences. We believe that this strategy creates a loyal customer base, generates a high level of repeat business and provides consistent levels of profitability and cash flows. By focusing on high-quality food, superior value and service, and the ambiance of our locations, we strive to create an environment that fosters repeat patronage and encourages word-of-mouth recommendations.

Our operating strategy focuses on the following:

•

Provide an Attractive Price-Value Entertainment and Dining Experience.    Our restaurants provide customers an attractive price-value relationship by serving generous portions with fresh ingredients in high-quality meals in comfortable and attractive surroundings with attentive service at reasonable prices. With a significant seafood component, our restaurants have flexibility in procuring alternative products based on price and availability, allowing us to promptly change menu items and prices to assure quality and value for our guests. In addition, our culinary experts conduct menu evaluations and reengineering to ensure our restaurants feature sought after core menu items along with bold, fresh offerings to attract new and repeat guests. We believe that the distinctive, visually stimulating design and décor of our restaurants makes us a destination for special occasion diners and travelers. We provide our customers prompt, friendly and efficient service, keeping table-to-wait staff ratios low. We strive to create a memorable dining experience for customers to ensure repeat and frequent patronage.

•

Attract and Retain Quality Employees.    We believe there is a high correlation between the quality of unit management and our long-term success. We provide extensive training and attractive compensation and focus on internal promotion to foster a strong corporate culture and create a sense of personal commitment from our employees. Through our cash bonus program, our restaurant managers typically earn bonuses equal to 15% to 25% of their total cash compensation. We believe this encourages attentive customer service and consistent food quality for our guests.

•

Focus on Store-Level Operating Performance.    We remain committed to improving store-level operating performance. We spent $11.7 million during 2006 and 2007 on corporate and store-based systems which enable management to leverage point-of-sale data obtained on a daily basis for improved responsiveness to market and operating conditions. Additionally, we have aggressively maintained the condition of our restaurants. We will continue to maintain the condition of our restaurants in order to promote repeat and frequent patronage by our guests.

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

Saltgrass Steak House (2002).    The nearly seamless integration of Saltgrass Steak House restaurants into our systems in late 2002 was highlighted by the conversion of all 27 restaurants to our financial tools within 60 days of acquisition. These tools include our point-of-sale system and also implementation of our profitability and labor/payroll programs. Since the acquisition, we have expanded the concept, opening two new steak houses in 2003, four in 2004, two in 2005, five in 2006 and five in 2007, three of which we converted from Joe’s Crab Shack restaurants into Saltgrass Steak Houses. We also opened our first unit outside of Texas in 2006. We will continue to evaluate potential sites for this concept in both existing and new markets in 2009.

Golden Nugget (2005).    The Golden Nugget acquisition allowed us to enter the gaming business with one of the most recognized brands in the industry and in the preeminent gaming city, Las Vegas, Nevada. We also acquired the Golden Nugget property in Laughlin, Nevada.

T-Rex (2006).    In February 2006, we acquired 80% of T-Rex Cafe, Inc. and committed to the construction of at least four restaurants (including Yak & Yeti’s). Three of the locations have already opened with two of them being at high profile Disney properties.

Restaurant Locations

Our restaurants generally range in size from 5,000 square feet to 16,000 square feet. The Rainforest Cafe and T-Rex Cafe restaurants are larger, generally ranging in size from approximately 15,000 to 30,000 square feet with an average restaurant size of approximately 20,000 square feet. The Rainforest Cafe and T-Rex restaurants have between 300 and 600 restaurant seats with an average of approximately 400 seats.

The following table enumerates by state the location of our restaurants as of December 31, 2008:

State	Number of Units	State	Number of Units
Alabama	2	Minnesota	1
Arizona	2	Missouri	2
California	13	Nevada	8
Colorado	8	New Jersey	5
Connecticut	1	New Mexico	1
Florida	23	Oklahoma	1
Georgia	1	Oregon	1
Illinois	4	Pennsylvania	2
Kansas	2	South Carolina	2
Kentucky	1	Tennessee	2
Louisiana	4	Texas	74
Maryland	2	Virginia	1
Massachusetts	2	Washington	1
Michigan	8	Ontario, Canada	1

		Total	175

Hotels and Other Properties

We own and operate the Golden Nugget—Las Vegas and Golden Nugget—Laughlin through wholly owned, separately financed, unrestricted subsidiaries. The Golden Nugget—Las Vegas occupies approximately eight acres in downtown Las Vegas. The Golden Nugget—Laughlin occupies approximately 13.5 acres, all of which is owned by us.

We currently own and/or operate a hotel property in each of Houston, Texas and Kemah, Texas. The Inn at the Ballpark is located in downtown Houston directly across the street from Minute Maid Park, home of the Houston Astros baseball team, and is wholly-owned and operated by us. The Boardwalk Inn is a full-service hotel located in the center of the Kemah Boardwalk. We also manage the Galveston San Luis Resort Spa & Conference Center and the Galveston Island Hilton, which are owned by Fertitta Hospitality, L.L.C., and own and operate the Holiday Inn Resort Galveston on the Beach, which is a wholly-owned, separately financed, unrestricted subsidiary. See “Certain Relationships and Related Transactions—Management Agreement.”

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

The Rainforest Cafe and T-Rex Cafe unit management structure is more complex due generally to higher unit level sales, larger facilities, more sophisticated theming, including animatronics, aquariums, and complementary retail business activity. A management team consisting of floor, kitchen, retail, facility and outside sales managers supports the general manager.

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

As of December 31, 2008, there were approximately 53 individuals involved in regional management functions generally performing on-site visits, formal inspections and similar responsibilities. As we grow, we plan to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within their geographic area. We plan to promote successful experienced restaurant level management personnel to serve as future regional managers. Regional management is continuously evaluated for performance and effectiveness.

As of December 31, 2008, in the restaurant division, we employed approximately 16,836 persons, of whom 1,087 were restaurant managers or manager-trainees, 241 were salaried corporate and administrative employees, approximately 53 were operations regional management employees, 41 were development and construction employees and the rest were hourly employees. Typical restaurant employment for us is at a seasonal low at December 31, and may increase by 30% or more in the summer months. Our restaurants generally employ an average of approximately 60 to 100 people, depending on seasonal needs. The larger Rainforest Cafe restaurants generally have 160 to 200 employees on average, with certain larger volume units having in excess of 400 people. We believe that our management level employee turnover for 2008 was within industry standards.

We employed approximately 2,848 persons in the gaming division as of December 31, 2008, of whom 261 were management, 300 were salaried employees and the rest were hourly employees. Approximately 1,242 employees are covered by collective bargaining agreements at the Golden Nugget—Las Vegas. We consider our relationship with employees to be satisfactory.

Customer Satisfaction

We provide our customers prompt, friendly and efficient service by keeping table-to-wait staff ratios low and staffing each operating unit with an experienced management team to ensure attentive customer service and consistently high food quality as well as providing an excellent room and gaming experience. Through the use of comment cards, secret shoppers, a toll-free telephone number, and a web-based customer response site, senior management receives valuable feedback from customers and demonstrates a continuing interest in customer satisfaction by responding promptly.

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

We use many suppliers and obtain our seafood products from global sources in order to ensure a consistent supply of high-quality food and supplies at competitive prices. While the supply of certain seafood species is volatile, we believe that we have the ability to identify alternative seafood products and to adjust our menus as required. We routinely make bulk purchases of seafood products and retail goods for distribution to our restaurants to take advantage of buying opportunities, leverage our buying power, and hedge against price and supply fluctuations. As we continue to grow, we believe that our ability to improve our purchasing and distribution efficiencies will be enhanced.

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

Advertising and Marketing

We employ a marketing strategy to attract new customers, to increase the frequency of visits by existing customers, and to establish a high level of name recognition through television and radio commercials, billboards, travel and hospitality magazines, print advertising and newspaper drops. Our advertising expenditures for 2008 were approximately 1.1% of revenues from continuing operations. We expect to cross market our restaurant, hospitality and gaming locations to leverage our advertising spend. We anticipate future advertising and marketing expenses to remain moderate.

Service Marks

Landry’s, Rainforest Cafe, Chart House, Charley’s Crab, Saltgrass, T-Rex Cafe and Golden Nugget are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them.

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

Rainforest International License Agreements

Rainforest Cafe has entered into exclusive license arrangements relating to the operations and development of Rainforest Cafes in several foreign jurisdictions. There are nine international units. We have signed agreements for four additional units in the Middle East over the next four years. We own various equity interests in several of the international locations, which were included when we acquired Rainforest Cafe in 2000. We do not anticipate revenues from international franchises to be significant.

Environmental Matters

Our business is subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. To date, neither our restaurants nor our facilities have been the subject of any material environmental matters.

Information as to Classes of Similar Products or Services

We operate in only two reportable segments: restaurant and hospitality and gaming operations.

ITEM 1A.    RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business and this offering. You should take these risks into account in evaluating us and in deciding whether to purchase the notes offered hereby. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material risks. You should carefully consider such risks and uncertainties together with the other information contained in this offering circular. If any of such risks or uncertainties actually occurs, our business, financial condition and operating results could be harmed substantially and could differ materially from the plans and other forward-looking statements included in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this report.

Risks Related to Our Business

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

We have many well established competitors with greater financial resources and longer histories of operation than ours, including competitors already established in regions where we may expand, as well as competitors planning to expand in the same regions. We face significant competition from mid-priced, full-service, casual dining restaurants offering seafood and other types and varieties of cuisine. Our competitors include national, regional, and local chains as well as local owner-operated restaurants. We also compete with other restaurants and retail establishments for restaurant sites.

Gaming Industry

The United States gaming industry is intensely competitive and features many participants, including many world class destination resorts with greater name recognition and different attractions, amenities and entertainment options than our facilities. In a broader sense, gaming operations face competition from all manner of leisure and entertainment activities.

Our competitors have more gaming industry experience, and many are larger and have significantly greater financial, sales and marketing, technical and other resources. Our competitors include multinational corporations that enjoy widespread name recognition, established brand loyalty, decades of casino operation experience and a diverse portfolio of gaming assets.

We face ongoing competition as a result of the upgrading or expansion of facilities by existing market participants and the entrance of new gaming participants. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming. Legalized casino gaming in these states and on Indian reservations would increase competition and could adversely affect our gaming operations.

General economic factors may adversely affect our results of operations.

National, regional and local economic conditions, such as recessionary economic cycles, a worsening economy and any increases in energy and fuel prices, could adversely affect disposable consumer income and consumer confidence. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase, our guests may have lower disposable income and reduce the frequency with which they dine out or may choose more inexpensive restaurants when dining outside the home. The gaming activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our restaurant, hospitality and gaming operations, as consumers spend less in anticipation of a potential prolonged economic downturn. Unfavorable changes in these factors or in other business and economic conditions affecting our customers could reduce customer traffic in some or all of our restaurants, impose practical limits on our pricing and increase our costs. Any of these factors could lower our profit margins and have a material adverse affect on our results of operations.

The impact of inflation on food, beverages, labor, utilities and other aspects of our business can negatively affect our results of operations. We may not be able to offset inflation through menu price increases, cost controls and incremental improvement in operating margins, which could negatively affect our results of operations.

Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 continued in 2008 and substantially increased during the third and fourth quarter of 2008. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil and gas prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence, declines in consumer spending, and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession, which could continue to adversely affect the demand for our products and, as a result, lead to declining revenues and profit margins. It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and the extent to which our operations will be adversely affected.

Because many of our restaurants are concentrated in single geographic areas, our results of operations could be materially adversely affected by regional events.

Many of our existing restaurants are concentrated in the southern half of the United States. This concentration in a particular region could affect our operating results in a number of ways. For example, our results of operations may be adversely affected by economic conditions in that region and other geographic areas into which we may expand. Also, given our present geographic concentration, adverse publicity relating to our restaurants could have a more pronounced adverse effect on our overall revenues than might be the case if our restaurants were more broadly dispersed. In addition, as many of our existing restaurants are in the Gulf Coast area from Texas to Florida, we are particularly susceptible to damage caused by hurricanes or other severe weather conditions. For example, on September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. The Kemah and Galveston

properties had been a significant driver of our overall performance in 2008. The damage to the Kemah and Galveston properties may adversely affect both our business and near- and long-term prospects. Widespread power outages led to the closure of 31 Houston area restaurants until power was restored. All Houston, Galveston and Kemah restaurants have reopened.

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

Our gaming activities rely heavily on the Nevada gaming market, and changes adversely impacting that market could have a material adverse effect on our gaming business.

The Golden Nugget properties are both located in Nevada and, as a result, our gaming business is subject to greater risks than a more diversified gaming company. These risks include, but are not limited to, risks related to local economic and competitive conditions, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters. Any economic downturn in Nevada or any terrorist activities or disasters in or around Nevada could have a significant adverse effect on our business, financial condition and results of operations. In addition, Nevada gaming industry revenues have declined significantly in 2008, and there can be no assurance that gaming industry revenues will not continue to significantly decline.

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

If we are unable to anticipate and react to changes in food and other costs, or obtain a seafood supply in sufficient quality and quantity, our results of operations could be materially adversely affected.

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

Our business may also be affected by inflation. There can be no assurance that we will be able to anticipate and avoid any adverse effect on our profitability from increasing costs.

In the past, certain types of seafood have experienced fluctuations in availability. In addition, some types of seafood have been subject to adverse publicity due to certain levels of contamination at their source or a perceived scarcity in supply, which can adversely affect both supply and market demand. We can make no assurances that in the future either seafood contamination or inadequate supplies of seafood might not have a significant and materially adverse effect on our operating results.

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

We use significant amounts of electricity, natural gas and other forms of energy. Any shortage or substantial increases in the cost of electricity and natural gas in the United States will increase our cost of operations, which would negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be significant. In addition, higher energy and gasoline prices affecting our customers may increase their cost of travel to our hotel-casinos and result in reduced visits to our properties and a reduction in our revenues.

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

Our operations may be impacted by changes in federal and state taxes and other federal and state governmental policies which include many possible factors such as (i) the level of minimum wages, (ii) the deductibility of business and entertainment expenses, (iii) levels of disposable income and unemployment and (iv) national and regional economic growth.

Difficulties or failures in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant. The suspension of or inability to renew a license could interrupt operations at an existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of such restaurant. Our operations are also subject to requirements of local governmental entities with respect to zoning, land use and environmental factors which could delay or prevent the development of new restaurants in particular locations.

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

We conduct licensed gaming operations in Nevada, and various regulatory authorities, including the Nevada State Gaming Control Board and the Nevada Gaming Commission, require us to hold various licenses and registrations, findings of suitability, permits and approvals to engage in gaming operations and to meet requirements of suitability. These gaming authorities also control approval of ownership interests in gaming operations. These gaming authorities may deny, limit, condition, suspend or revoke our gaming licenses, registrations, findings of suitability or the approval of any of our ownership interests in any of the licensed gaming operations conducted in Nevada, any of which could have a significant adverse effect on our business, financial condition and results of operations, for any cause they may deem reasonable. If we violate gaming laws or regulations that are applicable to us, we may have to pay substantial fines or forfeit assets. If, in the future, we operate or have an ownership interest in casino gaming facilities located outside of Nevada, we also will be subject to the gaming laws and regulations of those other jurisdictions.

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

Rainforest Cafe has license arrangements relating to the operations and development of Rainforest Cafes in several foreign jurisdictions. These agreements include a per unit development fee and/or restaurant royalties ranging from 3% to 6.9% of revenues. There are nine international units; one is owned outright, and the rest are franchises. We own various equity interests in several of the international franchise locations. Our international operations are subject to certain external business risks such as exchange rate fluctuations, import and export restrictions and tariffs, litigation in foreign jurisdictions, cultural differences, increased competition as a result of subsidies to local companies, increased expenses from inflation, political instability and the significant weakening of a local economy in which a foreign unit is located. In addition, it may be more difficult to register and protect our intellectual property rights in certain foreign countries.

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names, which could have an adverse affect on our business and results of operations.

Landry’s, Rainforest Cafe, Chart House, Charley’s Crab, Saltgrass, T-Rex Cafe and Golden Nugget are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. There is no assurance that any of our rights in any of our intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property or against any of our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. The failure to enforce or the unenforceability of any of our intellectual property rights could have the effect of reducing our ability to capitalize on our efforts to establish brand equity.

We face the risk of adverse publicity and litigation, the cost or adverse results of which could have a material adverse effect on our business and results of operations.

We are a multi-unit business and may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. Negative publicity may also result from actual or alleged violations of “dram shop” laws which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or to a third party. In addition, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, prospects, financial condition, operating results and cash flows. Unfavorable publicity resulting from these claims relating to a limited number of our restaurants or only relating to a single restaurant could adversely affect the public perception of all our restaurants within that particular brand. Adverse publicly and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material affect on our financial condition.

In connection with certain of our discontinued operations, we remain the guarantor or assignor under a number of leased locations. In the event of future defaults under any of such leased locations we may be responsible for significant damages to landlords which may materially affect our financial condition, operating results and cash flows.

Health concerns relating to the consumption of seafood, beef and other food products could affect consumer preferences and could negatively impact our results of operations.

Consumer food preferences could be affected by health concerns about the consumption of various types of seafood, beef or chicken. In addition, negative publicity concerning food quality or possible illness and injury resulting from the consumption of certain types of food, such as negative publicity concerning the levels of mercury or other carcinogens in certain types of seafood, e-coli, salmonella, “mad cow” and “foot-and-mouth” disease relating to the consumption of beef and other meat products, “avian flu” related to poultry products and the publication of government, academic or industry findings about health concerns relating to food products served by any of our restaurants could also affect consumer food preferences. These types of health concerns and negative publicity concerning the food products we serve at any of our restaurants may adversely affect the demand for our food and negatively impact our results of operations.

In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, such as hepatitis A, and other food safety issues that may affect our restaurants. Food-borne illness incidents could be caused by food suppliers and transporters and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses or other food safety issues attributed to one or more of our restaurants could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. We face the risk of litigation in connection with any outbreak of food-borne illnesses or other food safety issues at any of our restaurants. If a claim is successful, our insurance coverage may not be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.

Restaurant companies have been the target of class actions and other lawsuits alleging, among other things, violation of federal and state law.

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including collective and class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We are currently defending purported collective action lawsuits alleging violations, among other things, of minimum wage and overtime provisions of federal and state labor laws. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment for any claims could materially adversely affect our financial condition or results of operations (especially if there is no insurance coverage), and adverse publicity resulting from these allegations may materially adversely affect our business. We offer no assurance that we will not incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

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

We may not be able to access capital markets when necessary.

We may find it necessary in the future to issue additional debt or equity to support ongoing operations, to undertake capital expenditures, or to undertake acquisitions or other business combination transactions. Disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations, including the notes when they become due, and access the capital necessary to grow our business. As a result, we may be forced to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to further reevaluate our ratings. In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. In addition, the indenture governing the notes and the credit agreement governing our amended and restated senior secured credit facility will contain certain covenants that restrict our ability to incur additional indebtedness. Our inability to raise financing to support ongoing operations or to fund capital expenditures or acquisitions could limit our growth and may have a material adverse effect on us.

The capital costs of our specialty and gaming divisions are extremely high. As a result, if any of these projects do not perform as expected, it could have a material adverse effect on our operations.

In connection with our specialty and gaming divisions, we incur significant capital expenditures. Currently we are constructing a new hotel tower at the Golden Nugget—Las Vegas. The project is expected to continue through 2009 and is estimated to cost approximately $160.0 million. As a result, the failure of one or more of these projects could have a significant affect on our financial condition and operations.

The loss of Tilman J. Fertitta, our Chairman, President and Chief Executive Officer, could have a material adverse effect on our business and development.

We believe that the development of our business has been, and will continue to be, dependent on Tilman J. Fertitta, our Chairman, President and Chief Executive Officer. The loss of Mr. Fertitta’s services could have a material adverse effect upon our business and development, and there can be no assurance that an adequate replacement could be found for Mr. Fertitta in the event of his unavailability.

There are inherent limitations in all control systems that may result in undetected errors.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, errors may not be detected.

Tilman J. Fertitta is a Control Shareholder.

Tilman J. Fertitta, the Company’s Chairman of the Board, President and Chief Executive Officer controls a majority of the Company’s common stock and the Company’s voting power. As a result, Mr. Fertitta is able to control the election of the Company’s Board of Directors and controls the vote on virtually all matters which might be submitted to a vote of our stockholders.

Tilman J. Fertitta’s ownership of over 50% of our common stock could adversely affect our share price and make future equity offerings more difficult.

Tilman J. Fertitta’s ownership of over 50% of our common stock has reduced the number of shares held by unaffiliated stockholders and, as a result, our common stock may be more susceptible to market volatility. This ownership could adversely affect prevailing market prices for our common stock and limit our ability to raise capital through equity securities offerings due to the lower number of institutional investors a reduced public float generally attracts.

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

ITEM 3.    LEGAL PROCEEDINGS

On April 4, 2006, a purported class action lawsuit was filed against Joe’s Crab Shack—San Diego, Inc. in the Superior Court of California in San Diego by Kyle Pietrzak and others similarly situated. The lawsuit alleges that the defendant violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide minimum reporting time pay, failing to compensate employees for required expenses, including the expense to maintain uniforms, and violations of the Unfair Competition Law. In June 2006, the lawsuit was amended to include Kristina Brask as a named plaintiff and named Crab Addison, Inc. and Landry’s Seafood House—Arlington, Inc. as additional defendants. We reached a settlement agreement which has been approved by the Court and paid the settlement amount in full in February 2009. As a result, this matter has been dismissed.

On February 18, 2005, and subsequently amended, a purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in San Bernardino by Michael D. Harrison, et. al. Subsequently, on September 20, 2005, another purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in Los Angeles by Dustin Steele, et. al. On January 26, 2006, both lawsuits were consolidated into one action by the state Superior Court in San Bernardino. The lawsuits allege that Rainforest Cafe violated wage and hour laws, including not providing meal and rest breaks, uniform violations and failure to pay overtime. We reached a settlement agreement which has been approved by the Court and paid the settlement amount in full in February 2009. As a result, this matter has been dismissed.

Following Mr. Fertitta’s initial proposal on January 27, 2008 to acquire all of our outstanding stock, five putative class action law suits were filed in state district courts in Harris County, Texas. On March 26, 2008, the five actions were consolidated for all purposes under Case No. 2008- 05211; Dennis Rice, on behalf of himself and all others similarly situated v. Landry’s Restaurants, Inc. et al.; in the 157th Judicial District of Harris County, Texas (“Rice”). The Rice Consolidated action was voluntarily non-suited by the plaintiffs and the order of non-suit was signed by the court on February 4, 2009.

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

Stuart and Barfield were consolidated by court order. The consolidated action is proceeding under Consolidated C.A. No. 3856-VCL; In re: Landry’s Restaurants, Inc. Shareholder Litigation. In their consolidated complaint, plaintiffs allege that our directors breached fiduciary duties to our stockholders and that the preliminary proxy statement filed on July 17, 2008 fails to disclose what plaintiffs contend are material facts. Plaintiffs also alleged that we, Parent and Merger Sub aided and abetted the alleged breach of fiduciary duty. We believe that this action is without merit and intend to contest the above matter vigorously.

On February 5, 2009, a purported class action and derivative lawsuit entitled Louisiana Municipal Police Employee’s Retirement System on behalf of itself and all other similarly situated shareholders of Landry’s Restaurant’s, Inc. and derivatively on behalf of minimal defendant Landry’s Restaurant’s, Inc. was brought against all members of our Board of Directors, Fertitta Holdings, Inc., and Fertitta Acquisition Co. in the Court at Chancery of the State of Delaware. The lawsuit alleges, among other things, a breach of a fiduciary duty by the directors for renegotiating the Merger Agreement with the Fertitta entities, allowing Mr. Fertitta to acquire shares of stock in the Company and gain majority control thereof, and terminating the Merger Agreement without requiring payment of the reverse termination fee. The suit seeks consummation of the merger buyout at $21.00 a share or damages representing the difference between $21.00 per share and the price at which class members sold their stock in the open market, or damages for allowing Mr. Fertitta to acquire control of the Company without paying a control premium, or alternately requiring payment of the reverse termination fee or damages for the devaluation of the Company’s stock. We intend to contest this matter vigorously.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “LNY.” As of March 10, 2009, there were approximately 941 stockholders of record of the common stock.

The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “LNY” and dividends paid per common share for 2007 and 2008.

	High	Low	Dividends Paid
2007
First Quarter	$31.55	$28.16	$0.05
Second Quarter	$30.30	$28.31	$0.05
Third Quarter	$32.30	$24.65	$0.05
Fourth Quarter	$29.39	$19.54	$0.05
2008
First Quarter	$21.89	$14.18	$0.05
Second Quarter	$20.15	$14.74	$0.05
Third Quarter	$19.47	$10.33	—
Fourth Quarter	$15.72	$7.30	—

	01/01/04	01/01/05	01/01/06	01/01/07	01/01/08	01/01/09
Dow Jones Industrial Average	100	103	103	119	127	84
Dow Jones Restaurant Index	100	129	134	163	167	147
Landry’s Restaurants, Inc.	100	113	104	117	77	45

Dividend Policy

Commencing in 2000, we began paying an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. In April 2004, the annual dividend was increased to $0.20 per share, declared and paid in quarterly installments of $0.05 per share. On June 16, 2008, we announced we were discontinuing dividend payments indefinitely. The indentures under which our Notes were issued and our Bank Agreement prohibit the payment of dividends on our common stock to specified levels.

Stock Repurchase

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March, July and November 2007, we authorized an additional $50.0 million, $75.0 million and $1.5 million, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 24.0 million shares of common stock for approximately $472.4 million through December 31, 2008.

All repurchases of our common stock during the quarter ended December 31, 2008 were made pursuant to our open market stock repurchase program. We purchased 3,306 shares of our common stock during 2008, and have exhausted substantially all funds authorized for purchases under previously existing programs. The following table summarizes repurchases of our common stock during the quarter ended December 31, 2008 pursuant to our open market stock repurchase program. In addition to our repurchases, during the fourth quarter of 2008, Mr. Tilman J. Fertitta, our Chairman, Chief Executive Officer and President, who owns approximately 56% of our stock, purchased approximately 2.6 million shares on the open market without having a publicly announced plan.

Landry’s: Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2008	—	$—	—	$129,124
November 1 - 30, 2008	—	$—	—	$129,124
December 1 - 31, 2008	2,500	$11.11	2,500	$101,349

Total shares purchased	2,500	$11.11	2,500	$101,349

Tilman J. Fertitta: Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)
October 1 - 31, 2008	1,427,623	$11.47
November 1 - 30, 2008	1,073,450	$10.99
December 1 - 31, 2008	126,301	$11.06

Total shares purchased	2,627,374	$11.23

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 which are derived from our consolidated financial statements which have been audited by Grant Thornton LLP.

Discontinued Operations

During 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units. Subsequently, several additional locations were added to our disposal plan. The results of operations for all units included in the disposal plan have been reclassified as discontinued operations in the statements of income for all periods presented.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes. All amounts are in thousands, except per share data.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year Ended December 31,
	2008	2007	2006	2005	2004
REVENUES	$1,143,889	$1,160,368	$1,101,994	$864,156	$769,280
OPERATING COSTS AND EXPENSES:
Cost of revenues	245,381	256,336	249,575	223,864	214,966
Labor	366,395	375,144	357,748	258,469	221,059
Other operating expenses	288,090	292,298	278,172	213,697	189,945
General and administrative expense	51,294	55,756	57,977	47,443	48,446
Depreciation and amortization	70,292	65,287	55,857	43,262	37,616
Asset impairment expense (1)	2,409	—	2,966	—	1,709
Loss (gain) on disposal of assets	(59)	(18,918)	(2,295)	(524)	(100)
Pre-opening expenses	2,266	3,477	5,214	3,030	2,990

Total operating costs and expenses	1,026,068	1,029,380	1,005,214	789,241	716,631

OPERATING INCOME	117,821	130,988	96,780	74,915	52,649
OTHER EXPENSE (INCOME):
Interest expense, net (2)	79,817	72,322	49,139	31,208	10,482
Other, net (3)	17,300	16,690	(128)	530	13,566

Total other expense	97,117	89,012	49,011	31,738	24,048

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	20,704	41,976	47,769	43,177	28,601
PROVISION (BENEFIT) FOR INCOME TAXES (4)	7,227	14,238	13,393	13,556	(10,392)

INCOME FROM CONTINUING OPERATIONS	13,477	27,738	34,376	29,621	38,993
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES (1)	(10,569)	(9,626)	(56,146)	15,194	27,528

NET INCOME (LOSS)	$2,908	$18,112	$(21,770)	$44,815	$66,521

EARNINGS PER SHARE INFORMATION:
BASIC
Income from continuing operations	$0.88	$1.47	$1.61	$1.33	$1.44
Income (loss) from discontinued operations	(0.69)	(0.51)	(2.63)	0.68	1.02

Net income (loss)	$0.19	$0.96	$(1.02)	$2.01	$2.46

Weighted average number of common shares outstanding	15,260	18,850	21,300	22,300	27,000
DILUTED
Income from continuing operations	$0.87	$1.43	$1.56	$1.29	$1.40
Income (loss) from discontinued operations	(0.68)	(0.50)	(2.55)	0.66	0.99

Net income (loss)	$0.19	$0.93	$(0.99)	$1.95	$2.39

Weighted average number of common and common share equivalents outstanding	15,480	19,400	22,000	23,000	27,800
EBITDA
Net Income (loss)	$2,908	$18,112	$(21,770)	$44,815	$66,521
Add back:
Provision (benefit) for income tax	7,227	14,238	13,393	13,556	(10,392)
Interest expense, net	79,817	72,322	49,139	31,208	10,482
Depreciation and amortization	70,292	65,287	55,857	43,262	37,616
Asset impairment expense	2,409	—	2,966	—	1,709

EBITDA	$162,653	$169,959	$99,585	$132,841	$105,936

BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)	$(86,036)	$(149,883)	$(50,056)	$217,461	$161,515
Total assets	$1,515,324	$1,502,983	$1,464,912	$1,612,579	$1,344,952
Short-term notes payable and current portion of notes and other obligations	$8,753	$87,243	$748	$1,852	$1,700
Long term notes and other obligations, net of current portion	$862,375	$801,428	$710,456	$816,044	$559,545
Stockholders’ equity (1)	$294,477	$316,899	$494,707	$516,770	$600,897

(1)	In 2008, 2006 and 2004, we recorded asset impairment charges related to continuing operations of $2.4 million ($1.6 million after tax), $3.0 million ($2.0 million after tax) and $1.7 million ($1.2 million after tax), respectively, related to the adjustment to estimated fair value of certain restaurant properties and assets. In 2007 and 2006, we also recorded asset impairment charges and other losses totaling $9.9 million ($6.5 million after tax) and $79.8 million ($51.8 million after-tax), respectively, related to discontinued operations.
(2)	In 2007, we recognized an $8.0 million ($5.3 million after-tax) charge for deferred loan costs previously being amortized over the term of the 7.5% Senior Notes.
(3)	In 2008, we recognized $14.3 million in non-cash charges associated with interest rate swaps not designated as hedges. In 2007, we recorded expenses associated with exchanging the 7.5% Senior Notes for 9.5% Senior Notes of approximately $5.0 million ($3.3 million after tax) and incurred approximately $6.3 million ($4.2 million after tax) in call premiums and expenses associated with refinancing the Golden Nugget debt. We also recorded $5.4 million ($3.5 million after tax) reflecting a non-cash expense for the change in fair value of interest rate swaps related to the new Golden Nugget financing. In 2004, we recorded prepayment penalty expense and other costs related to the refinancing of our long-term debt of approximately $16.6 million ($11.3 million after tax).
(4)	In 2004, we recognized $18.5 million in income tax benefits for a reduction of the valuation allowance and deferred tax liabilities attributable to tax benefits deemed realizable and reduced accruals.

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

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants and gaming facilities. We locate our restaurants in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We focus on providing quality food at reasonable prices while offering a memorable atmosphere for our guests. As of December 31, 2008, we operated 175 restaurants, as well as several limited menu restaurants and other properties (as described in Item 1. Business), including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

Termination of Merger Agreement

On June 16, 2008, we entered into an Agreement and Plan of Merger, as amended on October 18, 2008 (the Merger Agreement), with Fertitta Holdings, Inc (Parent)., a Delaware corporation, and Fertitta Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Parent, which are solely owned by Tilman J. Fertitta, our Chairman, President and Chief Executive Officer, to acquire all of our issued and outstanding capital stock (the Proposed Acquisition). In order to finance the Proposed Acquisition, in part, Mr. Fertitta entered into a debt commitment letter dated June 12, 2008, as amended on October 17, 2008 (the Commitment Letter) with Jefferies Funding LLC, Jefferies & Company, Inc., Jefferies Finance LLC and Wells Fargo Foothill, LLC (the Lenders). In addition to the commitment to provide financing for the Proposed Acquisition, the Commitment Letter also contained a commitment by the Lenders to provide alternative financing in the event the Proposed Acquisition was not consummated (the Alternative Commitment).

In connection with the proxy statement required to be provided to our stockholders voting on the Proposed Acquisition, the Securities and Exchange Commission (SEC) required that we disclose certain information from the Commitment Letter issued by the Lenders to Mr. Fertitta and the Company. The Commitment Letter required that such information not be disclosed and be kept confidential and that disclosure of such information would be a basis for termination of the Commitment Letter. We informed Mr. Fertitta that we were not prepared to risk losing the Alternative Commitment and were therefore unable to comply with a condition of the Merger which required distribution of an SEC approved proxy statement to our stockholders to vote on the adoption of the merger proposal. As a result of our inability to provide a proxy statement to our stockholders, we informed Mr. Fertitta that we would be unable to consummate the Proposed Acquisition. The Merger Agreement was terminated by agreement of the parties on January 11, 2009.

No party to the Merger Agreement will be obligated to make any payments to each other as a result of the termination of the Merger Agreement. Professional fees and other related expenses associated with the Proposed Acquisition totaling $4.7 million were expensed during the fourth quarter of 2008.

Interim Senior Secured Credit Facility

On December 22, 2008, we entered into an $81.0 million interim senior secured credit facility. The interim senior secured credit facility provides for a $31.0 million senior secured term loan facility and a $50.0 million senior secured revolving credit facility, the proceeds of which were used to refinance the remaining outstanding indebtedness under our previously issued and outstanding senior credit facility and to pay related transaction fees and expenses.

Hurricane Ike

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. The Kemah and Galveston properties had been a significant driver of our overall performance in 2008. The damage to the Kemah and Galveston properties may adversely affect both our business and near and long-term prospects. Widespread power outages led to the closure of 31 Houston area restaurants until power was restored. All Houston, Galveston and Kemah restaurants have reopened. The difference between impairments arising from Hurricane Ike damage and the associated insurance proceeds was not material.

We also maintain business interruption insurance coverage and have recorded approximately $7.3 million in recoveries related to lost profits at our affected locations in Galveston and the Kemah Boardwalk. This amount was recorded as revenue in our consolidated financial statements. We believe that the majority of our property losses and cash flow will be covered by property and business interruption insurance.

Other Matters

During 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units. Subsequently, several additional locations were added to our disposal plan. The results of operations for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income, balance sheets and segment information for all periods presented.

On November 17, 2006, we completed the sale of 120 Joe’s Crab Shack restaurants for approximately $192.0 million, including the assumption of certain working capital liabilities. In connection with the sale, we recorded pre-tax impairment charges and other losses totaling $49.2 million.

We recorded additional pre-tax impairment charges totaling $10.3 million, $9.9 million and $30.6 million for the year ended December 31, 2008, 2007 and 2006, respectively, to write down carrying values of assets pertaining to the remaining stores included in our disposal plan. We expect to sell the land and improvements belonging to these remaining restaurants, or abandon those locations, within the next 12 months.

In connection with our strategic review, we also identified certain restaurants that we believe are suitable for conversion into other Landry’s concepts. As a result of this review, we took a charge of $3.0 million during 2006 to impair certain assets relating to these conversion units to reflect our best estimates of their fair market value. The results of operations for these restaurants are included in continuing operations. During 2008, we recorded impairment charges of $3.2 million to impair the leasehold improvements and equipment of three underperforming restaurants.

The Specialty Division is primarily engaged in operating complementary entertainment and hospitality activities, such as miscellaneous beverage carts and various kiosks, amusement rides and games and some associated limited hotel properties, generally at locations in conjunction with our core restaurant operations. The total assets, revenues, and operating profits of these complementary “specialty” business activities are considered not material to the overall business and below the threshold of a separate reportable business segment under SFAS No. 131.

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

This report includes certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this offering circular. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this offering circular. These factors include or relate to the following:

•	our ability to implement our business strategy;

•	our ability to expand and grow our business and operations;

•	the outcome of legal proceedings that have been, or may be, initiated against us related to the proposed merger with an affiliate in 2008 and its termination;

•	the impact of future commodity prices;

•	the availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effects of local and national economic, credit and capital market conditions on the economy in general and our businesses in particular;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality and cyclical nature of our business;

•	weather and acts of God;

•	whether the final property and business interruption losses resulting from Hurricane Ike will be in accordance with our current estimates;

•	the ability to maintain existing management;

•	the impact of potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	the impact of potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	food, labor, fuel and utilities costs; and

•	the other factors discussed under “Risk Factors.”

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed herein may not occur. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under Item 1A. “Risk Factors” and elsewhere in this report, or in the documents incorporated by reference herein. We assume no obligation to modify or revise any forward looking statements to reflect any subsequent events or circumstances arising after the date that the statement was made.

Results of Operations

Profitability

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Restaurant and hospitality:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	25.9%	27.0%	27.2%
Labor	29.0%	29.8%	29.4%
Other operating expenses (1)	24.8%	23.9%	24.1%

Unit Level Profit	20.3%	19.3%	19.3%

Gaming:
Revenues	100.0%	100.0%	100.0%
Casino costs	30.9%	30.7%	34.6%
Rooms costs	9.6%	8.9%	8.0%
Food and beverage costs	11.5%	11.2%	10.7%
Other operating expenses (1)	23.2%	25.2%	25.6%

Unit Level Profit (1)	24.8%	24.0%	21.1%

(1)	Excludes depreciation, amortization, general and administrative and pre-opening expenses.

Year ended December 31, 2008 Compared to the Year ended December 31, 2007

Restaurant and Hospitality

Restaurant and hospitality revenues decreased $3,828,847, or 0.4%, from $894,434,266 to $890,605,419 for the year ended December 31, 2008 compared to the year ended December 31, 2007. The change in revenue is the result of the following approximate amounts: new restaurant openings—increase $34.5 million; same store sales (restaurants open all of 2008 and 2007)—decrease $18.5 million; hurricane closures—decrease $13.1 million; closed or sold restaurants—decrease $5.5 million; leap year—decrease $2.8 million and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period or other sales. The total number of units open as of December 31, 2008 and 2007 was 175 and 173, respectively.

Cost of revenues decreased $11,294,925, or 4.7%, from $241,814,108 to $230,519,183 for the year ended December 31, 2008 as compared to the prior year period. Cost of revenues as a percentage of revenues for year ended December 31, 2008 decreased to 25.9% from 27.0% in 2007. This decrease is primarily the result of a shift in mix to higher margin hotel and amusement revenues with minimal cost of revenues, the impact of business interruption proceeds and cost control measures implemented in 2008.

Labor expense decreased $8,257,738, or 3.1%, from $266,703,093 to $258,445,355 for the year ended December 31, 2008 as compared to year ended December 31, 2007. Labor expenses as a percentage of revenues for 2008 decreased to 29.0% from 29.8% in 2007. The decrease in labor resulted in part from cost control measures implemented in 2008 and the impact of business interruption proceeds partially offset by increases in the minimum wage.

Other operating expenses increased $7,157,055, or 3.4%, from $213,284,031 to $220,441,086 for the year ended December 31, 2008, as compared to the prior year period and such expenses increased as a percentage of revenues to 24.8% in 2008 from 23.9% in 2007. These increases primarily relate to increased energy costs, advertising expense and rent as compared to the comparable prior year period.

Gaming

Casino revenues decreased $12,318,244, or 7.5%, from $165,283,475 to $152,965,231 for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease is primarily the result of reduced slot activity in both Las Vegas and Laughlin.

Room revenues decreased $2,711,440, or 4.1%, from $65,941,711 to $63,230,271 for the year ended December 31, 2008 as compared to the prior year period. This decrease is the result of reduced occupancy and average daily room rates as compared to the prior year period.

Casino expenses and other expenses decreased $3,368,007, or 4.1%, and $8,079,086, or 12.1%, respectively, for the year ended December 31, 2008. These decreases are primarily the result of reduced payroll costs for both Las Vegas and Laughlin. Other expenses were further reduced by reduced marketing costs as compared to the prior year period.

Consolidated

General and administrative expenses decreased $4,461,559 or 8.0%, from $55,755,985 to $51,294,426 for the year ended December 31, 2008 and decreased as a percentage of revenues to 4.5% in 2008 from 4.8% in 2007. This decrease relates primarily to reduced corporate payroll costs, as well as lower legal and other professional fees as compared to the prior year.

Depreciation and amortization expense increased by $5,004,782, or 7.7%, from $65,286,700 to $70,291,482 for the year ended December 31, 2008 as compared to the prior year period. The increase for 2008 was due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Asset impairment expense was $2,408,625 for the year ended December 31, 2008 compared with no impairment expense for the same period in 2007. We continually monitor unfavorable cash flows, if any, related to underperforming restaurants. Periodically we may conclude that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. During the year ended December 31, 2008, we impaired the leasehold improvements and equipment of three underperforming restaurants. The difference between impairments arising from Hurricane Ike damage and the associated insurance proceeds was not material.

Gains on disposals of fixed assets amounted to $18,918,088 for 2007 as a result of gains on the disposition of property in Biloxi, Mississippi, as well as a $15.1 million gain realized on the sale of a single restaurant location.

Pre-opening expenses decreased by $1,210,947, or 34.8%, from $3,476,951 to $2,266,004 for the year ended December 31, 2008. This decrease relates to the reduced number of openings undertaken in 2008 compared with the prior year.

Net interest expense for the year ended December 31, 2008 increased by $7,495,382, or 10.4%, from $72,321,952 to $79,817,334. This increase is primarily due to higher average borrowing rates and increased borrowings in 2008 primarily associated with the Golden Nugget, partially offset by a 2007 charge of $8.0 million for deferred loan costs previously being amortized over the term of the 7.5% Senior Notes. The 7.5% Senior Notes were exchanged for 9.5% Senior Notes as a result of a settlement with the note holders in the third quarter of 2007.

Other expense increased $609,235, or 3.7%, from $16,690,585 to $17,299,820 for the year ended December 31, 2008. The 2008 amount included $14.3 million in non-cash charges related to interest rate swaps not considered hedges and prior year amount included call premiums and expenses associated with refinancing the Golden Nugget debt.

A provision for income taxes of $7,226,574 was recorded for year ended December 31, 2008 compared with a provision of $14,237,950 for the year ended December 31, 2007. The effective tax rate for 2008 was 34.9% compared to 33.9% for the prior year period.

The after tax loss from discontinued operations increased $942,804, from $9,626,263 to $10,569,067 for the year ended December 31, 2008. The losses in both periods related primarily to impairments on assets held for sale or abandoned and lease terminations.

Year ended December 31, 2007 Compared to the Year ended December 31, 2006

Restaurant and Hospitality

Restaurant and hospitality revenues increased $23,818,824, or 2.7%, from $870,615,442 to $894,434,266 for the year ended December 31, 2007 compared to the year ended December 31, 2006. The change in revenue is comprised of the following approximate amounts: 2007 restaurant openings—increase of $31.1 million; 2007 restaurant closings—decrease of $3.4 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. Revenues associated with locations open 2007 and 2006 including “honeymoon” periods was flat compared to 2006. The total number of units open as of December 31, 2007 and 2006 were 173 and 165, respectively.

Cost of revenues increased $4,672,145, or 2.0%, from $237,141,963 to $241,814,108 for the year ended December 31, 2007 as compared to the prior year period as a result of the increase in revenues. Cost of revenues as a percentage of revenues for year ended December 31, 2007 decreased to 27.0% from 27.2% in 2006. This decrease is primarily the result of a menu price increase.

Labor expense increased $10,394,613, or 4.1%, from $256,308,480 to $266,703,093 for the year ended December 31, 2007 as compared to year ended December 31, 2006. Labor expenses as a percentage of revenues for 2007 increased to 29.8% from 29.4% in 2006. The increase in labor resulted from increased revenues and increase in minimum wage rate.

Other operating expenses increased $3,875,596, or 1.9%, from $209,408,435 to $213,284,031 for the year ended December 31, 2007, as compared to the prior year period as a result of increased revenue. Other operating expenses decreased as a percentage of revenues to 23.9% in 2007 from 24.1% in 2006. Higher rent and insurance costs were more than offset by reduced advertising expenses in 2007 compared to 2006.

Gaming

Casino revenues increased $13,507,937, or 8.9%, from $151,775,538 to $165,283,475 for the year ended December 31, 2007 as compared with the prior year as a result of improved table games activity and slot hold and win.

Room revenues increased $8,205,663, or 14.2%, from $57,736,048 to $65,941,711 for the year ended December 31, 2007 as compared to the prior year period as a result of increased hotel occupancy.

Food and beverage and other revenues increased $6,226,960, or 15.8%, and 4,227,519, or 41.6%, respectively. This increase reflects the opening of new facilities that were largely under construction during 2006.

Casino expenses and other expenses increased $1,568,852, or 2.0%, and $7,733,692, or 13.1%, respectively, for the year ended December 31, 2007. Casino expenses as a percentage of revenue decreased in 2007 from 34.6% to 30.7% primarily as the result of reduced payroll costs for both Las Vegas and Laughlin.

Consolidated

General and administrative expenses decreased $2,221,374, or 3.8%, from $57,977,359 to $55,755,985 for the year ended December 31, 2007, compared to the same period in the prior year. General and administrative expenses decreased as a percentage of revenues to 4.8% in 2007 from 5.3% in 2006 due to reductions in corporate overhead associated with the sale of 120 Joe’s Crab Shack restaurants in November 2006. This was partially offset by professional fees incurred in connection with our voluntary internal review of historical stock option granting practices, which was completed in the third quarter of 2007.

Depreciation and amortization expense increased $9,429,463, or 16.9%, from $55,857,237 to $65,286,700 for the year ended December 31, 2007, compared to the same period in the prior year. The increase for 2007 was primarily due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Gain on disposal of assets of $18,918,088 during 2007 consisted primarily of gains on the disposition of property in Biloxi, Mississippi, as well as a $15.1 million gain realized on the sale of a single restaurant location. According to the terms of the sale, we will pay the buyer approximately $2.6 million over the next 27 months in return for continuing to operate the restaurant.

Restaurant pre-opening expenses were $3,476,951 for the year ended December 31, 2007, compared to $5,214,011 for the same period in the prior year. Pre-opening expenses fluctuate based on both the number and type of openings completed each period.

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

Other expense, net for 2007 was $16,690,585 and consisted primarily of expenses associated with exchanging the 7.5% Senior Notes for 9.5% Senior Notes, non-cash charges related to interest rate swaps not considered hedges and call premiums and expenses associated with refinancing the Golden Nugget debt.

Provision for income taxes increased by $844,555 to $14,237,950 in the year ended December 31, 2007. Our effective tax rate for 2007 was 33.9% compared to 28.0% in 2006.

Liquidity and Capital Resources

On December 22, 2008, we entered into an $81.0 million interim senior secured credit facility. The interim senior secured credit facility provides for a $31.0 million senior secured term loan facility and a $50.0 million senior secured revolving credit facility, the proceeds of which were used to refinance the remaining outstanding indebtedness under our previously issued and outstanding senior credit facility and to pay related transaction fees and expenses.

On February 13, 2009, we completed the offering of $295.5 million in aggregate principal amount of 14.0% senior secured notes due 2011 (the Notes). The gross proceeds from the offering and sale of the Notes were $260.0 million. The Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all of our and the Guarantors’ assets. The Notes were issued pursuant to an indenture, dated as of February 13, 2009 (Indenture), among us, the Guarantors and Deutsche Bank Trust Company America, as Trustee and as Collateral Agent.

The Notes will mature on August 15, 2011. Interest on the Notes will accrue from February 13, 2009, at a fixed interest rate of 14.0% to be paid twice a year, on each February 15th and August 15th, beginning

August 15, 2009. We may redeem the Notes any time at par, plus accrued interest. We are required to offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest, if we experience a change in control as defined in the Indenture.

The Indenture under which the Notes have been issued contains a maximum leverage ratio covenant as well as restrictions that limit our ability and the Guarantors to, among other things: incur or guarantee additional indebtedness; create liens; pay dividends on or redeem or repurchase stock; make capital expenditures or certain types of investments; sell assets or merge with other companies.

We and the Guarantors entered into a registration rights agreement, dated as of February 13, 2009 (Registration Rights Agreement) with Jefferies & Company, Inc. Under the Registration Rights Agreement, we and the Guarantors have agreed to use our best efforts to file and cause to become effective a registration statement with respect to an offer to exchange the Notes for notes registered under the Securities Act of 1933, as amended (the Securities Act), having substantially identical terms as the Notes (except that additional interest provisions and transfer restrictions pertaining to the Notes will be deleted). If we fail to cause the registration statement relating to the exchange offer to become effective within the time periods specified in the Registration Rights Agreement, we will be required to pay additional interest on the Notes until the registration statement is declared effective.

We also entered into a $215.6 million Amended and Restated Credit Agreement dated as of February 13, 2009 (the Credit Agreement) which replaced the interim senior secured credit facility. The Credit Agreement provides for a term loan of $165.6 million and a revolving credit line of $50.0 million. The obligations under the Credit Agreement are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all of our assets and the Guarantors.

Interest on the Credit Agreement accrues at a base rate (which is the greater of 5.50%, the Federal Funds Rate plus .50%, or Wells Fargo's prime rate) plus a credit spread of 5.0%, or at our option, at the Eurodollar base rate of at least 3.5% plus a credit spread of 6.0%, and matures on May 13, 2011.

The Credit Agreement contains covenants that limit our ability and the Guarantors to, among other things, incur or guarantee additional indebtedness; create liens; make capital expenditures; pay dividends on or repurchase stock; make certain types of investments; sell assets or merge with other companies. The Credit Agreement contains financial covenants, including a maximum leverage ratio, a maximum senior leverage ratio, and a minimum fixed charge coverage ratio.

We used the proceeds from the Notes offering, together with borrowings under the Credit Agreement to refinance our existing $395.7 million aggregate principal amount of 9.5% senior notes due 2014 (the “9.5% Notes”) and $4.3 million aggregate principal amount of 7.5% senior notes due 2014 (the “7.5% Notes” and, together with the 9.5% Notes, the “Existing Notes”). In addition, we paid a redemption premium of approximately $4.0 million in connection with the repurchase of the Existing Notes.

In connection with the planned refinancing of our Existing Notes, on December 23, 2008, we commenced separate cash tender offers (each a “tender offer” and together, the “tender offers”) to purchase any and all of our outstanding 9.5% Notes and 7.5% Notes for a purchase price of 101% of the principal amount thereof. In conjunction with the tender offers, we solicited consents of at least a majority of the aggregate principal amount of each of the outstanding 9.5% Notes and 7.5% Notes to certain proposed amendments to each of the indentures governing such 9.5% Notes and 7.5% Notes to eliminate most of the restrictive covenants and certain events of default and to amend certain other provisions contained in the indentures and notes related thereto. We executed supplemental indentures with U.S. Bank National Association, as trustee, to effectuate the proposed amendments to the indentures governing the Existing Notes, which became operative upon the consummation of the Notes offering.

With respect to any Existing Notes that were not tendered, we may, at our option, either (i) pay such Existing Notes in accordance with their terms through maturity, (ii) repurchase any 9.5% Notes if the holders exercise their option to require us to do so, at 101% of the principal amount plus accrued but unpaid interest, if any, through the payment date or (iii) defease any or all of the remaining Existing Notes.

On August 29, 2007, we agreed to commence an exchange offering on or before October 1, 2007 to exchange our $400.0 million 7.5% Senior Notes (the 7.5% Notes) for the 9.5% Notes with an interest rate of 9.5%, an option for us to redeem the 9.5% Notes at 1% above par from October 29, 2007 to February 28, 2009 and an option for the note holders to redeem the 9.5% Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the 7.5% Notes being exchanged. In connection with issuing the 9.5% Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the 9.5% Notes maturity date change, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance.

In June 2007, our wholly owned unrestricted subsidiary, the Golden Nugget, completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread, 2.0% and 0.75%, respectively, at December 31, 2008. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at December 31, 2008. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

The proceeds from the new $545.0 million credit facility were used to repay all of the Golden Nugget’s outstanding debt, including its 8.75% Senior Secured Notes due 2011 totaling $155.0 million, plus the outstanding balance of approximately $10.0 million on its former $43.0 million revolving credit facility with Wells Fargo Foothill, LLC. In addition, the proceeds were used to pay associated tender premiums of approximately $8.8 million due to the early redemption of the Senior Secured Notes, plus accrued interest and related transaction fees and expenses. We expect to incur higher interest expense as a result of the increased borrowings associated with the Golden Nugget financing.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash expense of approximately $14.3 million and $5.4 million associated with these swaps was recorded for the years ended December 31, 2008 and 2007, respectively.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of December 31, 2008, we were in compliance with all such covenants. As of December 31, 2008, our average interest rate on floating-rate debt was 8.5%, we had approximately $20.3 million in letters of credit outstanding, and our available borrowing capacity was $67.5 million.

As a primary result of the Golden Nugget refinancing and the New Notes, we have incurred higher interest expense. We expect to incur additional interest expense in the future as we continue the Golden Nugget expansion and due to higher interest costs arising from our refinancing. We are constructing a hotel tower at the Golden Nugget—Las Vegas which we expect to complete by 2009 at an estimated cost of $140.0 million, funded primarily by the delayed draw term loan and operating cash flow.

Working capital, excluding discontinued operations, increased from a deficit of $166.7 million as of December 31, 2007 to a deficit of $83.9 million as of December 31, 2008 primarily due to the change in the classification of our bank credit facility to long term. Cash flow to fund future operations, new restaurant development and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

From time to time, we review opportunities for restaurant acquisitions and investments in the hospitality, gaming, entertainment, amusement, food service and facilities management and other industries. Our exercise of any such investment opportunity may impact our development plans and capital expenditures. We believe that adequate sources of capital are available to fund our business activities for the next twelve months.

Since April 2000, we have paid an annual $0.10 per common share dividend, declared and paid in quarterly amounts. We increased the annual dividend to $0.20 per common share in April 2004. We paid dividends totaling $1.6 million during the year ended December 31, 2008. On June 16, 2008, we announced we were discontinuing dividend payments indefinitely.

In 2008, we incurred $123.0 million for capital expenditures including $61.2 million on the renovation and expansion of the Golden Nugget Hotel and Casino in downtown Las Vegas, Nevada, and $28.6 million on the construction of a new T-Rex restaurant at Disney. In 2009, we expect to incur approximately $115.0 million, including completion of the new tower at the Golden Nugget—Las Vegas.

Off Balance Sheet Arrangements

As of December 31, 2008, we had contractual obligations as described below. These obligations are expected to be funded primarily through cash on hand, cash flow from operations, working capital, the Credit Agreement and additional financing sources in the normal course of business operations. Our obligations include off balance sheet arrangements whereby the liabilities associated with non-cancelable operating leases, unconditional purchase obligations and standby letters of credit are not fully reflected in our balance sheets.

Contractual Obligations	2009	2010-2011	2012-2013	2014+	Total
Long term debt and interest payments	$456,182,742	$114,672,271	$71,225,249	$426,719,020	$1,068,799,282
Operating leases	38,629,049	63,040,245	48,002,487	195,400,671	345,072,452
Unconditional purchase obligations	160,885,741	4,679,190	599,119	—	166,164,050
Liability for uncertain tax positions (1)	—	—	—	—	15,674,259
Other long term obligations	23,831,531	—	—	—	23,831,531

Total cash obligations	$679,529,063	$182,391,706	$119,826,855	$622,119,691	$1,619,541,574

Other Commercial Commitments
Line of credit	$—	$4,182,803	$8,000,000	$—	$12,182,803
Standby letters of credit	20,308,999	—	—	—	20,308,999

Total commercial Commitments	20,308,999	4,182,803	8,000,000	—	32,491,802

Total	$699,838,062	$186,574,509	$127,826,855	$622,119,691	$1,652,033,376

(1)	These liabilities appear in total only as we are unable to reasonably predict the timing of settlement of such liabilities.

After December 31, 2008, we completed the offering of the Notes, entered into the Credit Agreement and refinanced our Existing Notes. Considering these events, the long term debt and interest payments under the contractual obligations would be $490.2 million, $657.0 million, $91.7 million and $504.0 million for 2009, 2010-2011, 2012-2013, 2014 and thereafter, respectively.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future defaults under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $71.5 million as of December 31, 2008. We have recorded a liability of $5.7 million with respect to these obligations.

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

Critical Accounting Policies

Restaurant and other properties are reviewed on a property by property basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. Goodwill and other non-amortizing intangible assets are reviewed for impairment at least annually. Significant estimates used in these reviews include projected operating results and cash flows, discount rates, terminal value growth rates, capital expenditures, changes in future working capital requirements, cash flow multiples, control premiums and assumed royalty rates. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value. Properties to be disposed of are reported at the lower of their carrying amount or fair values, reduced for estimated disposal costs, and are included in other current assets.

We operate approximately 175 properties and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

Recent Accounting Pronouncements

On January 1, 2008 we adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on our consolidated financial statements for 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157, for non-financial assets and liabilities, will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), Implementation Issue No. E23, Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68 (Issue E23). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have an impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that this pronouncement may have on our future footnote disclosures.

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

Interest Rate Risk

Total debt at December 31, 2008 included $42.2 million of floating-rate debt attributed to borrowings at an average interest rate of 8.51%. As a result, our annual interest cost in 2009 will fluctuate based on short-term interest rates.

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

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.9%) would be approximately $0.4 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2008; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedule is set forth commencing on page 44.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any accounting or financial disclosures.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Grant Thornton LLP has issued a report on the effectiveness of internal control over financial reporting, which is included on page 48 of this report.

Changes in Internal Control over Financial Reporting

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of the year ended December 31, 2008 in previously filed reports on Form 8-K.

PART III

Pursuant to Instruction G to Form 10-K, we incorporate by reference into Items 10-14 below the information to be disclosed in our definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2008. The Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other financial officers, which is a “Code of Ethics” as defined by applicable rules of the Securities and Exchange Commission. A copy of our Code of Ethics has been previously filed and is incorporated by reference as an exhibit hereto. If the Company makes any amendments to this Code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this Code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On January 6, 2009, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the New York Stock Exchange Listed Company Manual. The Annual CEO Certification was issued without qualification. In addition, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2008 and to the Annual Reports on Form 10-K for the years ended December 31, 2007 and 2006, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.    EXECUTIVE COMPENSATION

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2008.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 regarding the number of shares of Common Stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the stockholders (1)	310,644	$11.12	800,000
Equity compensation plans not approved by the stockholders (2)	994,650	$19.59	207,745

Total	1,305,294	$17.57	1,007,745

(1)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted with stockholder approval:
(a)	The Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan authorizes the issuance of up to 2,162,500 shares. This plan allows awards of non-qualified stock options, which may include stock appreciation rights, to our consultants, employees and non-employee directors. The plan is administered by our Compensation Committee. Terms of the award, such as vesting and exercise price, are to be determined by the Compensation Committee and set forth in the grant agreement for each award.
(b)	We maintain two stock option plans, which were originally adopted in 1993, (the Stock Option Plans), as amended, pursuant to which options were granted to our eligible employees and non-employee directors or our subsidiaries for the purchase of an aggregate of 2,750,000 shares of common stock. The Stock Option Plans were administered by the Compensation Committee of the Board of Directors (the Committee), which determined at its’ discretion, the number of shares subject to each option granted and the related purchase price, vesting and option periods. Options are no longer issued under either plan, however, options previously issued under the stock option plans are still outstanding.
(c)	We also maintain the 1995 Flexible Incentive Plan, which was adopted in 1995, (Flex Plan), as amended, for key employees of the Company. Under the Flex Plan eligible employees received stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock issued under the Flex Plan (or with respect to which awards may be granted) were not in excess of 2,000,000 shares. Options are no longer issued under the Flex Plan; however, options previously issued are still outstanding.
(2)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted without stockholder approval:
(a)	The Landry’s Restaurants, Inc. 2003 Equity Incentive Plan authorizes the issuance of up to 700,000 shares. This plan allows awards of both qualified and non-qualified stock options, restricted stock, cash equivalent values, and tandem awards to employees. The plan is administered by our compensation committee. Terms of the award, such as vesting and exercise price, are to be determined by the compensation committee and set forth in the grant agreement for each award.
(b)	On July 22, 2002, we issued options to purchase an aggregate of 437,500 shares under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets.

(c)	On July 22, 2002, we issued options to purchase an aggregate of 6,000 shares to our non-employee directors. Options under these agreements were granted at market price and expire ten years from the date of grant. These options vest in equal installments over a period of five years.
(d)	On March 16, 2001, we issued options to purchase an aggregate of 387,500 shares to our senior management under individual stock option agreements with individual members of senior management. Options under these agreements were granted at $8.50 and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control or, in the case of options granted to our CEO, if our stock hits certain price targets. In December 2006, certain options to a member of senior management were increased to an exercise price of $9.65.
(e)	On March 16 and September 13, 2001, options to purchase an aggregate of 240,000 shares were issued to certain of our individual employees, under individual option grant agreements. Options under these agreements were granted at $8.50 and $15.80, respectively, and expire ten years from the date of grant. These options vest in equal installments over a period of five years, provided that vesting may accelerate on certain occurrences, such as a change in control.
(f)	In addition, we have issued pursuant to an employment agreement, over its five year term, 775,000 shares of restricted stock, 500,000 shares which vest 10 years from the grant date, and 275,000 shares which vest 7 years from the grant date. In addition, 250,000 stock options have also been granted pursuant to the employment agreement.
(g)	In April 2006, 102,000 restricted common shares were issued to key employees vesting ratably over five years and 8,000 restricted common shares were granted to non-employee directors vesting ratably over two years.
(h)	In January 2007, 3,335 restricted common shares were issued to a key employee vesting ratably over five years and on September 27, 2007, 4,000 restricted common shares were granted to non-employee directors vesting ratably over two years.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December  31, 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information regarding the fees we paid to our principal accountants, including Audit Fees, Audit-Related Fees, Tax Fees and all other fees is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2008.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are set forth herein commencing on page 48:

—Reports of Independent Registered Public Accounting Firm Grant Thornton LLP

—Consolidated Balance Sheets as of December 31, 2008 and 2007

—Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

—Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

—Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

—Notes to Consolidated Financial Statements

2. Financial Statement Schedules—Not applicable.

(b)	Exhibits

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

Exhibit No.	Exhibit
10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.20	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

Exhibit No.	Exhibit
10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

10.33	T-Rex Cafe, Inc. Stockholders Agreement (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2006)

10.34	Stock Purchase Agreement By and Among JCS Holdings, LLC, LSRI Holdings, Inc and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2006)

10.35	First Supplemental Indenture, dated as of October 29, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2007)

10.36	Second Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2007)

10.37	Indenture, dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. as issuer, The Subsidiary Guarantors, as Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2007)

Exhibit No.	Exhibit
10.38	First Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2007)

10.39	First Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

10.40	Second Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

*10.41	Contract Agreement dated as of April 7, 2008 between Golden Nugget, Inc. and The Penta Building Group, Inc., General Corporation

10.42	Agreement and Plan of Merger among Fertitta Holdings, Inc., Fertitta, Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of June 16, 2008 (incorporated by reference to Exhibit 2 on the Company’s 8-K filing on June 17, 2008)

10.43	First Amendment to Agreement and Plan of Merger dated as of October 18, 2008 by an among Fertitta Holdings, Inc, Fertitta Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 2 on the Company’s 8-K filing on October 20, 2008)

10.44	Credit Agreement by and among Landry’s Restaurants, Inc. and Wells Fargo, Foothill, LLC, Wells Fargo Foothill, LLC and Jefferies Finance, LLC dated as of December 22, 2008 (incorporated by reference to Exhibit 10 of the Company’s 8-K filing dated December 24, 2008)

10.45	14% Senior Secured Notes due 2011 Purchase Agreement dated February 4, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 10.4 on the Company’s 8-K filing on February 17, 2009)

10.46	14% Senior Secured Notes due 2011 Registration Rights Agreement dated February 13, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 10.2 on the Company’s 8-K filing on February 17, 2009)

10.47	Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Foothill, LLC and Jefferies Finance LLC dated as of February 13, 2009 (incorporated by reference to Exhibit 10.3 on the Company’s 8-K filing on February 17, 2009)

10.48	Indenture to the 14% Senior Secured Notes Due 2011 dated as of February 13, 2009 among Landry’s Restaurants, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 on the Company’s 8-K filing on February 17, 2009)

*12.1	Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Grant Thornton LLP

*31.1	Certification of Chief Executive Officer pursuant to rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13(a)-14(a)

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Landry’s Restaurants, Inc.

We have audited Landry’s Restaurants, Inc. and subsidiaries’ (a Delaware holding company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landry’s Restaurants, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Landry’s Restaurants, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Landry’s Restaurants, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landry’s Restaurants and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion.

/s/    Grant Thornton LLP

Houston, Texas

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Landry’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Landry’s Restaurants, Inc. and subsidiaries’ (a Delaware holding company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landry’s Restaurants, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/    Grant Thornton LLP

Houston, Texas

March 16, 2009

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,066,805	$39,601,246
Accounts receivable—trade and other, net	18,021,105	24,196,406
Inventories	26,161,092	35,201,095
Deferred taxes	28,001,267	21,647,642
Assets related to discontinued operations	2,973,593	21,799,237
Other current assets	9,102,029	12,600,758

Total current assets	135,325,891	155,046,384

PROPERTY AND EQUIPMENT, net	1,259,186,463	1,238,552,287
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	38,872,873	39,146,222
OTHER ASSETS, net	63,411,316	51,710,089

Total assets	$1,515,324,090	$1,502,982,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,358,471	$74,557,108
Accrued liabilities	134,316,329	137,310,321
Income taxes payable	2,784,703	843,045
Current portion of long-term notes and other obligations	8,752,906	87,243,013
Liabilities related to discontinued operations	5,149,365	4,976,322

Total current liabilities	221,361,774	304,929,809

LONG-TERM NOTES, NET OF CURRENT PORTION	862,375,429	801,427,868
OTHER LIABILITIES	137,109,782	79,725,779

Total liabilities	1,220,846,985	1,186,083,456

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,142,263 and 16,147,745 shares issued and outstanding, respectively	161,423	161,478
Additional paid-in capital	222,410,106	218,350,471
Retained earnings	116,244,708	114,965,728
Accumulated other comprehensive loss	(44,339,132)	(16,578,604)

Total stockholders’ equity	294,477,105	316,899,073

Total liabilities and stockholders’ equity	$1,515,324,090	$1,502,982,529

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
REVENUES
Restaurant and hospitality	$890,605,419	$894,434,266	$870,615,442
Gaming:
Casino	152,965,231	165,283,475	151,775,538
Rooms	63,230,271	65,941,711	57,736,048
Food and beverage	47,734,759	45,761,100	39,534,140
Other	14,370,107	14,380,837	10,153,318
Promotional allowances	(25,016,953)	(25,433,137)	(27,820,979)

Net gaming revenue	253,283,415	265,933,986	231,378,065

Total revenue	1,143,888,834	1,160,368,252	1,101,993,507

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	230,519,183	241,814,108	237,141,963
Labor	258,445,355	266,703,093	256,308,480
Other operating expenses	220,441,086	213,284,031	209,408,435
Gaming:
Casino	78,259,949	81,627,956	80,059,104
Rooms	24,194,522	23,705,554	18,519,645
Food and beverage	29,112,315	29,670,847	24,818,009
Other	58,893,485	66,972,571	59,238,879
General and administrative expense	51,294,426	55,755,985	57,977,359
Depreciation and amortization	70,291,482	65,286,700	55,857,237
Asset impairment expense	2,408,625	—	2,965,509
Loss (gain) on disposal of assets	(58,580)	(18,918,088)	(2,294,532)
Pre-opening expenses	2,266,004	3,476,951	5,214,011

Total operating costs and expenses	1,026,067,852	1,029,379,708	1,005,214,099

OPERATING INCOME	117,820,982	130,988,544	96,779,408
OTHER EXPENSE (INCOME):
Interest expense, net	79,817,334	72,321,952	49,138,695
Other, net	17,299,820	16,690,585	(128,771)

Total other expense	97,117,154	89,012,537	49,009,924

Income from continuing operations before income taxes	20,703,828	41,976,007	47,769,484
Provision (benefit) for income taxes	7,226,574	14,237,950	13,393,395

Income from continuing operations	13,477,254	27,738,057	34,376,089
Income (loss) from discontinued operations, net of taxes	(10,569,067)	(9,626,263)	(56,145,812)

Net income (loss)	$2,908,187	$18,111,794	$(21,769,723)

EARNINGS (LOSS) PER SHARE INFORMATION:
BASIC:
Income from continuing operations	$0.88	$1.47	$1.61
Income (loss) from discontinued operations	(0.69)	(0.51)	(2.63)

Net income (loss)	$0.19	$0.96	$(1.02)

Weighted average number of common shares outstanding	15,260,000	18,850,000	21,300,000
DILUTED:
Income from continuing operations	$0.87	$1.43	$1.56
Income (loss) from discontinued operations	(0.68)	(0.50)	(2.55)

Net income (loss)	$0.19	$0.93	$(0.99)

Weighted average number of common share and common share equivalents outstanding	15,480,000	19,400,000	22,000,000

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE, December 31, 2005	21,593,823	$215,938	$327,260,457	$189,294,066	$—	$516,770,461
Net income (loss)	—	—	—	(21,769,723)	—	(21,769,723)
Dividends paid	—	—	—	(4,358,498)	—	(4,358,498)
Purchase of common stock held for treasury	(210,733)	(2,107)	(6,017,531)	—	—	(6,019,638)
Exercise of stock options	264,785	2,648	2,737,117	—	—	2,739,765
Tax benefit on stock option exercises	—	—	64,808	—	—	64,808
Stock based compensation expense and income tax benefit	—	—	7,280,288	—	—	7,280,288
Issuance of restricted stock	484,920	4,849	(4,849)	—	—	—

BALANCE, December 31, 2006	22,132,795	221,328	331,320,290	163,165,845	—	494,707,463
Cumulative effect of adopting FIN 48	—	—	—	(982,880)	—	(982,880)
Comprehensive income (loss):
Net income (loss)	—	—	—	18,111,794	—	18,111,794
Loss on interest rate swaps, net of tax benefit of $8,886,940	—	—	—	—	(16,578,604)	(16,578,604)

Total comprehensive income (loss)						1,533,190
Dividends paid	—	—	—	(3,995,295)	—	(3,995,295)
Purchase of common stock held for treasury	(6,317,400)	(63,174)	(120,487,247)	(61,333,736)	—	(181,884,157)
Exercise of stock options	228,955	2,290	2,721,122	—	—	2,723,412
Stock based compensation expense	—	—	4,797,340	—	—	4,797,340
Issuance of restricted stock	107,335	1,073	(1,073)	—	—	—
Forfeiture of restricted stock	(3,940)	(39)	39	—	—	—

BALANCE, December 31, 2007	16,147,745	161,478	218,350,471	114,965,728	(16,578,604)	$316,899,073
Comprehensive income (loss):
Net income (loss)	—	—	—	2,908,187	—	2,908,187
Loss on interest rate swaps, net of tax benefit of $14,947,977	—	—	—	—	(27,760,528)	(27,760,528)

Total comprehensive income (loss)						(24,852,341)
Dividends paid	—	—	—	(1,614,370)	—	(1,614,370)
Purchase of common stock held for treasury	(3,306)	(33)	(28,179)	(14,837)	—	(43,049)
Exercise of stock options	3,306	33	21,328	—	—	21,361
Stock based compensation expense	—	—	4,066,431	—	—	4,066,431
Forfeiture of restricted stock	(5,482)	(55)	55	—	—	—

BALANCE, December 31, 2008	16,142,263	$161,423	$222,410,106	$116,244,708	$(44,339,132)	$294,477,105

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,908,187	$18,111,794	$(21,769,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,866,386	66,614,904	73,263,258
Asset impairment expense	12,753,432	9,887,752	80,077,544
Deferred tax provision (benefit)	(3,894,048)	4,052,865	(29,322,911)
Stock-based compensation expense	4,066,431	4,797,340	7,609,674
Amortization of debt issuance costs	5,501,857	11,535,268	2,228,093
Gain on sale of marketable securities	—	(1,278,204)	—
Gain on disposition of assets	(316,537)	(18,918,416)	(431,713)
Non-cash loss on interest rate swaps	14,293,790	5,374,868	—
Deferred rent and other charges (income), net	2,432,438	521,699	(2,505,917)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in trade and other receivables	6,339,551	2,234,777	(5,014,349)
(Increase) decrease in inventories	9,343,617	4,941,143	11,078,135
(Increase) decrease in other assets	6,956,211	(4,382,369)	(333,641)
Increase (decrease) in accounts payable and accrued liabilities	(8,596,509)	560,921	10,754,012

Total adjustments	119,746,619	85,942,548	147,402,185

Net cash provided by operating activities	122,654,806	104,054,342	125,632,462
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(122,997,511)	(125,098,484)	(205,556,304)
Proceeds from disposition of property and equipment	36,136,768	47,408,833	189,911,436
Purchase of marketable securities	—	(5,331,308)	—
Proceeds from the sale of securities	—	6,609,512	—
Business acquisitions, net of cash acquired	—	—	(7,860,857)

Net cash used in investing activities	(86,860,743)	(76,411,447)	(23,505,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(43,049)	(181,884,157)	(2,812,893)
Proceeds from exercise of stock options	21,361	2,723,412	2,739,765
Proceeds from debt issuance	39,515,152	375,000,000	—
Payments of debt and related expenses, net	(256,014)	(193,217,934)	(111,214,325)
Debt issuance costs	(5,134,387)	(15,362,308)	—
Proceeds from credit facility	343,182,803	258,815,778	432,649,258
Payments on credit facility	(400,000,000)	(261,390,087)	(427,076,664)
Dividends paid	(1,614,370)	(3,995,295)	(4,358,498)

Net cash (used in) provided by financing activities	(24,328,504)	(19,310,591)	(110,073,357)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,465,559	8,332,304	(7,946,620)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,601,246	31,268,942	39,215,562

CASH AND CASH EQUIVALENTS AT END OF YEAR	$51,066,805	$39,601,246	$31,268,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$79,168,034	$68,943,347	$61,866,319
Income taxes	$(1,984,133)	$10,241,380	$11,381,720

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

Discontinued Operations

During 2006 as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units. Subsequently, several additional locations were added to our disposal plan. The results of operations, assets and liabilities for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income, balance sheets and segment information for all periods presented.

Principles of Consolidation

The accompanying financial statements include the consolidated accounts of Landry’s Restaurants, Inc., a Delaware holding company, and it’s wholly and majority owned subsidiaries and partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable is comprised primarily of amounts due from our credit card processor, receivables from national storage and distribution companies and, casino and hotel receivables. The receivables from national storage and distribution companies arise when certain of our inventory items are conveyed to these companies at cost (including freight and holding charges but without any general overhead costs). These conveyance transactions do not impact the consolidated statements of income as there is no revenue or expenses recognized in the financial statements since they are without economic substance other than drayage. We reacquire these items, although not obligated to, when subsequently delivered to the restaurants at cost plus the distribution company’s contractual mark-up. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of individual accounts. Receivables are written off when they are deemed to be uncollectible. The allowance for doubtful accounts totaled $1.8 million and $1.5 million as of December 31, 2008 and 2007, respectively.

Inventories

Inventories consist primarily of food and beverages used in restaurant operations and complementary retail goods and are recorded at the lower of cost or market value as determined by the average cost for food and beverages and by the retail method on the first-in, first-out basis for retail goods. Inventories consist of the following:

	December 31,
	2008	2007
Food, beverage and supplies	$12,167,787	$18,786,015
Retail goods	13,993,305	16,415,080

	$26,161,092	$35,201,095

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

Interest is capitalized in connection with construction and development activities, and other real estate development projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During 2008, 2007 and 2006, we capitalized interest expense of approximately $3.1 million, $3.6 million and $3.9 million, respectively.

We account for long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. Our properties are reviewed for impairment on a property by property basis whenever

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value. Properties to be disposed of are reported at the lower of their carrying amount or fair value, reduced for estimated disposal costs, and is included in assets related to discontinued operations.

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

Advertising

Advertising costs are expensed as incurred during such year. Advertising expenses were $11.9 million, $11.9 million and $15.4 million, in 2008, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets

Goodwill and trademarks are not amortized, but instead tested for impairment at least annually. Other intangible assets are amortized over their expected useful life or the life of the related agreement.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using both market information and discounted cash flow projections also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by comparing the values

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.

At December 31, 2008 two reporting units had goodwill; Saltgrass Steakhouse and Landry’s divisions. As part of our process for performing the step one impairment test of goodwill, we estimated the fair value of all of our reporting units utilizing the income approach described above to derive an enterprise value of the Company. We reconciled the enterprise value to our overall estimated market capitalization. The estimated market capitalization considers recent trends in our market capitalization and an expected control premium. Based on the results of the step one impairment test, no impairment charges for goodwill were required.

The fair value of other indefinite-lived intangible assets, primarily trademarks, are estimated and compared to their carrying value. We estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We completed our impairment test of our indefinite-lived intangibles and concluded there was no impairment at December 31, 2008.

Even though we determined that there was no goodwill or indefinite-lived intangible asset impairment as of December 31, 2008, continued declines in the value of our stock price as well as values of others in the restaurant industry, declines in sales at our restaurants beyond our current forecasts, changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill and significant adverse changes in the operating environment for the restaurant industry may result in a future impairment charge.

	December 31,
	2008	2007
Intangible assets subject to amortization:
Customer lists	$3,400,000	$3,400,000
Other	675,000	675,000

	4,075,000	4,075,000
Accumulated amortization:
Customer lists	1,108,778	768,778
Other	661,805	616,805

	1,770,583	1,385,583

Net intangible assets subject to amortization	2,304,417	2,689,417
Indefinite lived intangible assets:
Goodwill	18,527,547	18,527,547
Trademarks	36,568,456	36,456,805

	55,096,003	54,984,352

Total	$57,400,420	$57,673,769

Amortization expense relating to intangibles was $0.4 million for each of the years ended December 31, 2008, 2007 and 2006.

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2008 consist of interest rate swaps (Note 7), for which the lowest level of input significant to their fair value measurement is Level 2. As of December 31, 2008 the fair value of the interest rate swap liabilities totaled $87.9 million.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate the carrying amounts due to their short maturities. The fair value of our long-term debt instruments are estimated based on quoted market prices, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for comparable debt instruments. The estimated fair values of our significant long-term debt, including the current portions, are as follows:

	December 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
9.5% Senior Notes due December 2014	$395,662,000	$367,965,660	$395,662,000	$391,499,301
7.5% Senior Notes due December 2014	4,338,000	3,261,482	4,338,000	3,928,059
Libor + 2.0% First Lien Term Loan due June 2014	249,515,152	72,359,394	210,000,000	198,450,000
Libor + 3.25% Second Lien Term Loan due December 2014	165,000,000	17,325,000	165,000,000	150,150,000
Libor + 6.0% Term Loan due March 2011	30,015,514	30,015,514	—	—
Libor + 2.0% Revolving credit facility due June 2013	8,000,000	2,320,000	12,000,000	11,340,000
Libor + 2.0% Revolving credit facility due March 2011	4,182,803	4,182,803	—	—
7.0% Seller note due November 2010	4,000,000	2,899,151	4,000,000	3,725,719
9.39% non-recourse note payable due May 2010	10,411,034	10,403,241	10,626,942	10,585,249

	$871,124,503	$510,732,245	$801,626,942	$769,678,328

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for fair value or cash flow accounting treatment. We utilize interest rate swap agreements to manage our exposure to interest rate risk. Prior to 2007, all of our interest rate swap agreements qualified as fair value hedges and were recorded at fair value. As such, the gains or losses on those swaps were offset by corresponding gains or losses on the related debt. During 2007, we entered into additional interest rate swap agreements, some of which qualify as cash flow hedges. As such, any changes in the fair value of these hedges are recognized in other comprehensive income (loss). The remaining swaps have not been designated as hedges. See Note 7 for a detailed discussion of our hedging activities.

Cash Equivalents

We consider investments with a maturity of three months or less when purchased to be cash equivalents. We maintain balances at financial institutions which may exceed Federal Deposit Insurance Corporation limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant risks on our cash or other investments in bank accounts.

Income Taxes

We follow the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recorded based upon differences

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 10 for additional information.

Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123-R), using the modified prospective application method. Under this transition method, we record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remained outstanding at the date of adoption. See Note 9 for additional information.

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

Recent Accounting Pronouncements

On January 1, 2008 we adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on our consolidated financial statements for 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS 157, for non-financial assets and liabilities, will have on our consolidated financial statements.

In June 2007, the FASB issued Emerging Issues Task Force Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that the tax benefit

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), Implementation Issue No. E23, Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68 (Issue E23). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have an impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that this pronouncement may have on our future footnote disclosures.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  HURRICANE IKE

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. The Kemah and Galveston properties had been a significant driver of our overall performance in 2008. The damage to the Kemah and Galveston properties may adversely affect both our business and near and long-term prospects. Widespread power outages led to the closure of 31 Houston area restaurants until power was restored. All Houston, Galveston and Kemah restaurants have reopened. The difference between impairments arising from Hurricane Ike damage and the associated insurance proceeds was not material.

We also maintain business interruption insurance coverage and have recorded approximately $7.3 million in recoveries related to lost profits at our affected locations in Galveston and the Kemah Boardwalk. This amount was recorded as revenue in our consolidated financial statements. We believe that the majority of our property losses and cash flow will be covered by property and business interruption insurance.

3.  DISCONTINUED OPERATIONS

During the third quarter of 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack units. Subsequently, several additional locations were added to our disposal plan. The results of operations for all stores included in our disposal plan have been reclassified as discontinued operations in our statements of income, balance sheets and segment information for all periods presented.

On November 17, 2006, we completed the sale of 120 Joe’s restaurants to an unaffiliated entity for approximately $192.0 million, including the assumption of certain working capital liabilities to be finalized in 2009. In connection with the sale we recorded pre-tax impairment charges and a loss on disposal totaling $49.2 million.

We recorded additional pre-tax impairment charges totaling $10.3 million, $9.9 million and $30.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, to write down carrying values of assets pertaining to the remaining stores included in our disposal plan. We expect to sell the land and improvements belonging to these remaining restaurants, or abandon those locations, within the next 12 months.

In connection with the disposal plan, we recorded pre-tax charges of $4.2 million and $1.7 million for the years ended December 31, 2008 and 2006, respectively, for lease termination and other store closure costs. These charges are included in discontinued operations.

The results of discontinued operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006
Revenues	$10,870,296	$22,796,338	$332,337,147
Income (loss) from discontinued operations before income taxes	(16,419,382)	(14,809,635)	(92,042,315)
Income tax (benefit) on discontinued operations	(5,850,315)	(5,183,372)	(35,896,503)

Net income (loss) from discontinued operations	$(10,569,067)	$(9,626,263)	$(56,145,812)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense is allocated to discontinued operations based on the ratio of net assets to be discontinued to consolidated net assets. For the years ended December 31, 2007 and 2006, respectively, interest expense related to discontinued operations was $0.1 million and $12.5 million. For the year ended December 31, 2008, no interest expense was allocated to discontinued operations.

The assets and liabilities of the discontinued operations are presented separately in the Consolidated Balance Sheets and consist of the following:

	Year Ended December 31,
	2008	2007
Assets:
Current assets	$4,638	$7,567,244
Property, plant and equipment, net	2,963,303	14,222,641
Other assets	5,652	9,352

Assets related to discontinued operations	$2,973,593	$21,799,237

Liabilities:
Accounts payable and accrued expenses	$4,868,199	$4,264,544
Other liabilities	281,166	711,778

Liabilities related to discontinued operations	$5,149,365	$4,976,322

4.  ACQUISITIONS

On February 24, 2006, we acquired 80% of T-Rex Cafe, Inc. from Schussler Creative, Inc. (SCI). The agreement with SCI provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us 25 months following the completion of the third restaurant. The purchase price will be calculated as the lesser of $35.0 million or a multiple of unit level profit, to be reduced by any amounts that may be owed to us by SCI in connection with the construction of the restaurants or other matters.

T-Rex, through a wholly-owned subsidiary, on February 24, 2006, signed two lease agreements with Walt Disney World Hospitality and Recreation Corporation, one for T-Rex at Downtown Disney World, which opened in October 2008, and the other for Yak and Yeti, an Asian themed eatery at Disney’s Animal Kingdom Theme Park that opened in November 2007.

5.  PROPERTY AND EQUIPMENT AND OTHER CURRENT ASSETS

Property and equipment is comprised of the following:

	December 31,
	2008	2007
Land	$262,616,115	$263,786,052
Buildings and improvements	545,809,802	546,978,716
Furniture, fixtures and equipment	329,968,031	312,571,596
Leasehold improvements	424,143,044	402,248,312
Construction in progress	64,644,003	12,150,593

	1,627,180,995	1,537,735,269
Less—accumulated depreciation	(367,994,532)	(299,182,982)

Property and equipment, net	$1,259,186,463	$1,238,552,287

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

During the year ended December 31, 2008, we recorded impairment charges of $3.2 million to impair the leasehold improvements and equipment of three underperforming restaurants. As a result of our strategic review of operations in 2006, we identified certain Joe’s Crab Shack restaurants that we believed were suitable for conversion into other Landry’s concepts. Based on our review we recorded impairment charges of $3.0 million for the year ended December 31, 2006 to impair certain assets relating to these conversion units to reflect our best estimates of their fair market value. We took no impairment charges in the year ended December 31, 2007.

Other current assets are comprised of the following:

	December 31,
	2008	2007
Prepaid expenses	$5,902,659	$9,210,580
Deposits	3,199,370	3,390,178

	$9,102,029	$12,600,758

Other expense, net for 2008 was $17.3 million and includes $14.3 million in non-cash expenses associated with the change in fair value of swaps which were not designated as hedges. Other expense, net for 2007 was $16.7 million and includes $3.0 million in expenses associated with exchanging the 7.5% Notes for 9.5% Notes, $8.8 million in call premiums and expenses associated with refinancing the Golden Nugget debt, and $4.4 million in expenses associated with changes in the fair value of swaps which were not designated as hedges. Other (income) expense, net for 2006 was not material.

6.  ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	Year Ended December 31,
	2008	2007
Payroll and related costs	$22,345,794	$32,788,521
Rent and insurance	29,384,290	30,009,761
Taxes, other than payroll and income taxes	20,214,428	18,888,026
Deferred revenue (gift cards and certificates)	25,091,978	17,847,319
Accrued interest	2,612,258	3,532,611
Casino deposits, outstanding chips and other gaming	10,237,310	9,578,075
Other	24,430,271	24,666,008

	$134,316,329	$137,310,321

7.  DEBT

On December 22, 2008, we entered into an $81.0 million interim senior secured credit facility. The interim senior secured credit facility provides for a $31.0 million senior secured term loan facility and a $50.0 million

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

senior secured revolving credit facility, the proceeds of which were used to refinance the remaining outstanding indebtedness under our previously issued and outstanding senior credit facility and to pay related transaction fees and expenses.

On February 13, 2009, we completed the offering of $295.5 million in aggregate principal amount of 14.0% senior secured notes due 2011 (the Notes). The gross proceeds from the offering and sale of the Notes were $260.0 million. The Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all of our and the Guarantors’ assets. The Notes were issued pursuant to an indenture, dated as of February 13, 2009 (Indenture), among us, the Guarantors and Deutsche Bank Trust Company America, as Trustee and as Collateral Agent.

The Notes will mature on August 15, 2011. Interest on the Notes will accrue from February 13, 2009, at a fixed interest rate of 14.0% to be paid twice a year, on each February 15th and August 15th, beginning August 15, 2009. We may redeem the Notes any time at par, plus accrued interest. We are required to offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest, if we experience a change in control as defined in the Indenture.

The Indenture under which the Notes have been issued contains a maximum leverage ratio covenant as well as restrictions that limit our ability and the Guarantors to, among other things: incur or guarantee additional indebtedness; create liens; pay dividends on or redeem or repurchase stock; make capital expenditures or certain types of investments; sell assets or merge with other companies.

We and the Guarantors entered into a registration rights agreement, dated as of February 13, 2009 (Registration Rights Agreement) with Jefferies & Company, Inc. Under the Registration Rights Agreement, we and the Guarantors have agreed to use our best efforts to file and cause to become effective a registration statement with respect to an offer to exchange the Notes for notes registered under the Securities Act of 1933, as amended (the Securities Act), having substantially identical terms as the Notes (except that additional interest provisions and transfer restrictions pertaining to the Notes will be deleted). If we fail to cause the registration statement relating to the exchange offer to become effective within the time periods specified in the Registration Rights Agreement, we will be required to pay additional interest on the Notes until the registration statement is declared effective.

We also entered into a $215.6 million Amended and Restated Credit Agreement dated as of February 13, 2009 (the Credit Agreement) which replaced the interim senior secured credit facility. The Credit Agreement provides for a term loan of $165.6 million and a revolving credit line of $50.0 million. The obligations under the Credit Agreement are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all of our assets and the Guarantors.

Interest on the Credit Agreement accrues at a base rate (which is the greater of 5.50%, the Federal Funds Rate plus .50%, or Wells Fargo's prime rate) plus a credit spread of 5.0%, or at our option, at the Eurodollar base rate of at least 3.5% plus a credit spread of 6.0%, and matures on May 13, 2011.

The Credit Agreement contains covenants that limit our ability and the Guarantors to, among other things, incur or guarantee additional indebtedness; create liens; make capital expenditures; pay dividends on or repurchase stock; make certain types of investments; sell assets or merge with other companies. The Credit Agreement contains financial covenants, including a maximum leverage ratio, a maximum senior leverage ratio, and a minimum fixed charge coverage ratio.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We used the proceeds from the Notes offering, together with borrowings under the Credit Agreement to refinance our existing $395.7 million aggregate principal amount of 9.5% senior notes due 2014 (the “9.5% Notes”) and $4.3 million aggregate principal amount of 7.5% senior notes due 2014 (the “7.5% Notes” and, together with the 9.5% Notes, the “Existing Notes”). In addition, we paid a redemption premium of approximately $4.0 million in connection with the repurchase of the Existing Notes.

In connection with the refinancing of our Existing Notes, on December 23, 2008, we commenced separate cash tender offers (each a “tender offer” and together, the “tender offers”) to purchase any and all of our outstanding 9.5% Notes and 7.5% Notes for a purchase price of 101% of the principal amount thereof. In conjunction with the tender offers, we solicited consents of at least a majority of the aggregate principal amount of each of the outstanding 9.5% Notes and 7.5% Notes to certain proposed amendments to each of the indentures governing such 9.5% Notes and 7.5% Notes to eliminate most of the restrictive covenants and certain events of default and to amend certain other provisions contained in the indentures and notes related thereto. We executed supplemental indentures with U.S. Bank National Association, as trustee, to effectuate the proposed amendments to the indentures governing the Existing Notes, which became operative upon the consummation of the Notes offering.

With respect to any Existing Notes that were not tendered, we may, at our option, either (i) pay such Existing Notes in accordance with their terms through maturity, (ii) repurchase any 9.5% Notes if the holders exercise their option to require us to do so, at 101% of the principal amount plus accrued but unpaid interest, if any, through the payment date or (iii) defease any or all of the remaining Existing Notes.

On August 29, 2007, we agreed to commence an exchange offering on or before October 1, 2007 to exchange our $400.0 million 7.5% Senior Notes (the 7.5% Notes) for the 9.5% Notes with an interest rate of 9.5%, an option for us to redeem the 9.5% Notes at 1% above par from October 29, 2007 to February 28, 2009 and an option for the note holders to redeem the 9.5% Notes at 1% above par from February 28, 2009 to December 15, 2011, both options requiring at least 30 but not more than 60 days notice. The Exchange Offer was completed on October 31, 2007 with all but $4.3 million of the 7.5% Notes being exchanged. In connection with issuing the 9.5% Notes, we amended our existing Bank Credit Facility to provide for an accelerated maturity should the 9.5% Notes maturity date change, revised certain financial covenants to reflect the impact of the Exchange Offer and redeemed our outstanding Term Loan balance.

In June 2007, our wholly owned unrestricted subsidiary, the Golden Nugget, completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread, 2.0% and 0.75%, respectively, at December 31, 2008. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at December 31, 2008. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The proceeds from the new $545.0 million credit facility were used to repay all of the Golden Nugget’s outstanding debt, including its 8.75% Senior Secured Notes due 2011 totaling $155.0 million, plus the outstanding balance of approximately $10.0 million on its former $43.0 million revolving credit facility with Wells Fargo Foothill, LLC. In addition, the proceeds were used to pay associated tender premiums of approximately $8.8 million due to the early redemption of the Senior Secured Notes, plus accrued interest and related transaction fees and expenses. We expect to incur higher interest expense as a result of the increased borrowings associated with the Golden Nugget financing. In 2008, the revolver commitment was reduced to $47.0 million and the delayed draw term loan commitment was reduced to $117.5 million as the result of the failure of one of the lending banks.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash expense of approximately $14.3 million and $5.4 million associated with these swaps was recorded for the years ended December 31, 2008 and 2007, respectively.

As a primary result of the Golden Nugget refinancing and the New Notes, we have incurred higher interest expense. We expect to incur additional interest expense in the future as we continue the Golden Nugget expansion and due to higher interest costs arising from our refinancing. We are constructing a hotel tower at the Golden Nugget—Las Vegas which we expect to complete by the end of 2009 at an estimated cost of $140.0 million, funded primarily by the delayed draw term loan and operating cash flow.

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

Concurrent with the $450.0 million Bank Credit Facility, we issued $400.0 million in 7.5% Notes through a private placement which were originally due in December 2014. The 7.5% Notes were general unsecured obligations and required semi-annual interest payments in June and December. On June 16, 2005, we completed an Exchange Offering whereby substantially all of the senior notes issued under the private placement were exchanged for 7.5% Notes registered under the Securities Act of 1933.

In connection with the 7.5% Notes, we entered into two interest swap agreements aggregating $100.0 million notional value with the objective of managing our exposure to interest rate risk and lowering interest expense. The swaps effectively converted $100.0 million of the fixed rate 7.5% senior notes to a variable rate by entering into “receive fixed/pay variable swaps.” As a result of the Exchange Offer, these swaps were no longer considered effective hedges and the change in their fair value was recorded in other income/expense. During the fourth quarter of 2007, we settled these swaps resulting in a $2.3 million gain recorded in other income/expense on our consolidated statements of income.

We assumed an $11.4 million, 9.39% non-recourse, long-term mortgage note payable, due May 2010, in connection with an asset purchase in March 2003. Principal and interest payments aggregate $102,000 monthly.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At December 31, 2008, we were in compliance with all such covenants. As of December 31, 2008, our average interest rate on floating-rate debt was 8.5%, we had approximately $20.3 million in letters of credit outstanding, and our available borrowing capacity was $67.5 million.

Principal payments for all long-term debt aggregate $408.8 million in 2009, $30.7 million in 2010, $16.5 million in 2011, $2.5 million in 2012, $10.5 million in 2013 and $403.3 million thereafter.

Long-term debt is comprised of the following:

	December 31,
	2008	2007
$300.0 million Bank Syndicate Credit Facility, Libor + 1.5% interest only, due December 2009	$—	$87,000,000
$50.0 million revolving credit facility, Libor + 2.0%, due March 2011	4,182,803	—
$31.1 million Term loan, Libor + 6.0% with Libor no less than 3.5%, 9.5% interest paid quarterly, principal paid quarterly beginning June 30, 2009, due March 2011	30,015,514	—
Senior Notes, 9.5% interest only, due December 2014	395,662,000	395,662,000
Senior Notes, 7.5% interest only, due December 2014	4,338,000	4,338,000
$47.0 million revolving credit facility, Libor + 2.0%, due June 2013	8,000,000	12,000,000
$327.0 million First Lien Term Loan, Libor +2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2014	249,515,152	210,000,000
$165.0 million Second Lien Term Loan, Libor +3.25%, interest only, due December 2014	165,000,000	165,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,411,034	10,626,942
Other long-term notes payable with various interest rates, principal and interest paid monthly	3,832	43,939
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000

Total debt	871,128,335	888,670,881
Less current portion	(8,752,906)	(87,243,013)

Long-term portion	$862,375,429	$801,427,868

8.  STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

In connection with our stock buy back programs, we repurchased into treasury approximately 3,300 shares, 6,317,000 shares and 211,000 shares of common stock for approximately $43,000, $181.9 million and $6.0 million in 2008, 2007 and 2006, respectively. Cumulative repurchases as of December 31, 2008 were 24.0 million shares at a cost of approximately $472.4 million.

Commencing in 2000, we began paying an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. In April 2004, the annual dividend was increased to $0.20 per share, declared and paid in quarterly installments of $0.05 per share. On June 16, 2008, we announced we were discontinuing

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividend payments indefinitely. The indentures under which our Notes were issued and our Bank Agreement prohibit the payment of dividends on our common stock to specified levels.

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

A reconciliation of the amounts used to compute earnings per share is as follows:

	Year Ended December 31,
	2008	2007	2006
Income from continuing operations	$13,477,254	$27,738,057	$34,376,089
Income (loss) from discontinued operations, net of taxes	(10,569,067)	(9,626,263)	(56,145,812)

Net income (loss)	$2,908,187	$18,111,794	$(21,769,723)

Weighted average common shares outstanding—basic	15,260,000	18,850,000	21,300,000
Dilutive common stock equivalents:
Stock options	205,000	500,000	670,000
Restricted stock	15,000	50,000	30,000

Weighted average common and common share equivalents outstanding—diluted	15,480,000	19,400,000	22,000,000

Earnings (loss) per share—basic
Income from continuing operations	$0.88	$1.47	$1.61
Income (loss) from discontinued operations, net of taxes	(0.69)	(0.51)	(2.63)

Net income (loss)	$0.19	$0.96	$(1.02)

Earnings (loss) per share—diluted
Income from continuing operations	$0.87	$1.43	$1.56
Income (loss) from discontinued operations, net of taxes	(0.68)	(0.50)	(2.55)

Net income (loss)	$0.19	$0.93	$(0.99)

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We also maintain the 1995 Flexible Incentive Plan, which was adopted in 1995, (Flex Plan), as amended, for key employees of the Company. Under the Flex Plan eligible employees received stock options, stock appreciation rights, restricted stock, performance awards, performance stock and other awards, as defined by the Board of Directors or an appointed committee. The aggregate number of shares of common stock issued under the Flex Plan (or with respect to which awards may be granted) were not in excess of 2,000,000 shares. Options are no longer issued under the Flex Plan; however, options previously issued are still outstanding.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31, 2008, 2007 and 2006, total stock-based compensation expense recognized was $4.1 million, $4.8 million and $7.3 million, respectively. These charges are included in general and administrative expense for the respective years. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

Stock option plan activity for the year ended December 31, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding January 1, 2008	1,305,294	$17.72
Granted	—	—
Exercised	(3,306)	$7.12
Canceled or expired	(46,584)	$13.02

Options outstanding December 31, 2008	1,255,404	$17.92	3.65	$1,369,590

Options exercisable December 31, 2008	1,209,404	$17.67	3.59	$1,367,280

No options were granted during 2008, 2007 or 2006. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $21,688, $4.2 million and $3.7 million, respectively.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock activity for the year ended December 31, 2008 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value

Non-vested as of January 1, 2008	863,977	$29.01
Granted	—	—
Vested	(19,798)	$34.69
Canceled or expired	(1,855)	$35.00

Non-vested as of December 31, 2008	842,324	$28.86

As of December 31, 2008, there was $15.4 million of unrecognized compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 5.4 years.

Cash proceeds received from options exercised was approximately $21,000 for the year ended December 31, 2008 and $2.7 million for both years ended December 31, 2007 and 2006.

10.  INCOME TAXES

An analysis of the provision for income taxes for continuing operations for the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
Tax provision:
Current income taxes	$10,703,124	$13,139,455	$6,548,665
Deferred income taxes	(3,476,550)	1,098,495	6,844,730

Total provision	$7,226,574	$14,237,950	$13,393,395

Our effective tax rate, for the years ended December 31, 2008, 2007, and 2006, differs from the federal statutory rate as follows:

	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
FICA tax credit	(22.0)	(14.8)	(12.6)
State income tax, net of federal tax benefit	9.4	7.0	3.9
Recognition of tax carryforward assets and other tax attributes	(1.0)	—	(6.7)
Meals, entertainment and other non-deductible expense	11.5	6.1	5.5
Other	2.0	0.6	2.9

	34.9%	33.9%	28.0%

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities as of December 31, 2008 and 2007 are comprised of the following:

	2008	2007
Deferred Income Taxes:
Current assets—accruals and other	$28,001,000	$21,648,000

Non-current assets:
AMT credit, FICA credit carryforwards, and other	$62,500,000	$46,721,000
Federal net operating loss carryforwards	20,379,000	22,880,000
Deferred rent and unfavorable leases	5,240,000	5,338,000
Valuation allowance	(5,708,000)	(7,339,000)

Non-current deferred tax asset	82,411,000	67,600,000
Non-current liabilities—property, swaps and other	(64,260,000)	(62,674,000)

Net non-current tax asset (liability)	$18,151,000	$4,926,000

Total net deferred tax asset (liability)	$46,152,000	$26,574,000

At December 31, 2008 and 2007, we had operating loss carryovers for Federal Income Tax purposes of $54.7 million and $61.5 million, respectively, which expire in 2019 through 2025. These operating loss carryovers, credits, and certain other deductible temporary differences, are related to the acquisitions of Rainforest Cafe and Saltgrass Steak House, and their utilization is subject to Section 382 limits. Because of these limitations, we established a valuation allowance against a portion of these deferred tax assets to the extent it was more likely than not that these tax benefits will not be realized. In 2008, there was a reduction of the valuation allowance and deferred tax liabilities aggregating $1.6 million. The valuation allowance and certain deferred tax liabilities were reduced for current year projected NOL utilization or expiration.

At December 31, 2008, we have general business tax credit carryovers and minimum tax credit carryovers of $30.3 million. The general business carryover includes $1.5 million from Saltgrass Steak House, which is fully reserved. The general business credit carryovers expire in 2010 through 2026, while the minimum tax credit carryovers have no expiration date. We believe it is more likely than not that we will generate sufficient income in future years to utilize the non-reserved credits.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state and local income tax matters have been concluded for years through 2003. The Internal Revenue Service has substantially completed its audit of tax years ended December 31, 2004 and December 31, 2005 with no material issues identified to date.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As of December 31, 2008, we had approximately $15.7 million of unrecognized tax benefits, including $2.3 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at beginning of the year	$14,062,885	$10,323,575
Additions based on tax positions related to the current year	1,495,469	1,299,027
Additions for tax positions of prior years	2,609,533	3,460,957
Reductions for tax positions of prior years	(1,526,296)	(1,020,674)
Settlements	(967,332)	—

Balance at the end of the year	$15,674,259	14,062,885

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2008, we released approximately $0.3 million in interest and/or penalties. We had approximately $2.3 million and $2.0 million accrued for the payment of interest and/or penalties at December 31, 2008 and 2007, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, we pay taxes, insurance and maintenance costs in addition to the rent payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $60.5 million, $54.4 million and $61.3 million, during the years ended December 31, 2008, 2007, and 2006, respectively. Percentage rent included in rent expense was $15.1 million, $15.4 million and $14.8 million, for 2008, 2007, and 2006, respectively. In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future defaults under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $71.5 million at December 31, 2008. We have recorded a liability of $5.7 million with respect to these obligations.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restaurant operating expenses, on a straight-line basis over the lease term, including options where failure to exercise such options would result in economic penalty.

The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 2008 are as follows:

2009	$38,629,049
2010	34,147,075
2011	28,893,169
2012	26,190,752
2013	21,811,734
Thereafter	195,400,671

$345,072,450

Building Commitments

As of December 31, 2008, we had future development, land purchases and construction commitments expected to be expended within the next twelve months of approximately $93.7 million, including completion of construction of certain new restaurants. We expect to incur approximately $89.4 million related to expansion of the Golden Nugget Hotel and Casino in Las Vegas, Nevada during the next twelve months.

In 2003, we purchased the Flagship Hotel and Pier from the City of Galveston, Texas, subject to an existing lease. Under this agreement, we have committed to spend $15.0 million to transform the hotel and pier into a 19th century style Inn and entertainment complex complete with rides and carnival type games. The property was significantly damaged by Hurricane Ike in 2008. We are currently in litigation with the former tenant due to its failure to purchase adequate insurance and are evaluating our options concerning the property.

On February 24, 2006, we acquired 80% of T-Rex Cafe, Inc. from Schussler Creative, Inc. (SCI). The agreement with SCI provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us 25 months following the completion of the third restaurant. The purchase price will be calculated as the lesser of $35.0 million or a multiple of unit level profit, to be reduced by any amounts that may be owed to us by SCI in connection with the construction of the restaurants or other matters.

Employee Benefits and Other

We sponsor qualified defined contribution retirement plans (401(k) Plan) covering eligible salaried employees. The 401(k) Plans allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 100% of their base compensation as defined in the 401(k) Plans, to various investment funds. We match in cash at a discretionary rate which totaled $0.8 million in 2007 and $0.9 million in 2006. Employee contributions vest immediately while our contributions vest 20% annually beginning in the participant’s second year of eligibility for restaurant and hospitality employees and in the participant’s first year of eligibility for casino employees.

We also initiated non-qualified defined contribution retirement plans (the Plans) covering certain management employees. The Plans allow eligible employees to defer receipt of their base compensation and of their eligible bonuses, as defined in the Plans. We match in cash at a discretionary rate which totaled $0.5 million in 2007 and $0.3 million in 2006. Employee contributions vest immediately while our contributions vest 20% annually. We established a Rabbi Trust to fund the Plan’s obligation for the restaurant and hospitality employees. The market value of the trust assets is included in other assets, and the liability to the Plans’ participants is included in other liabilities.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our casino employees at the Golden Nugget in Las Vegas, Nevada that are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under our obligation to these plans we recorded expenses of $14.3 million, $12.4 million and $11.9 million for the years ended 2008, 2007 and 2006, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007.

We manage and operate the Galveston Island Convention Center in Galveston, Texas. In connection with the Galveston Island Convention Center Management Contract (“Contract”), we agreed to fund operating losses, if any, subject to certain rights of reimbursement. Under the Contract, we have the right to one-half of any profits generated by the operation of the Convention Center.

Litigation and Claims

On April 4, 2006, a purported class action lawsuit was filed against Joe’s Crab Shack—San Diego, Inc. in the Superior Court of California in San Diego by Kyle Pietrzak and others similarly situated. The lawsuit alleges that the defendant violated wage and hour laws, including the failure to pay hourly and overtime wages, failure to provide meal periods and rest periods, failing to provide minimum reporting time pay, failing to compensate employees for required expenses, including the expense to maintain uniforms, and violations of the Unfair Competition Law. In June 2006, the lawsuit was amended to include Kristina Brask as a named plaintiff and named Crab Addison, Inc. and Landry’s Seafood House—Arlington, Inc. as additional defendants. We reached a settlement agreement which has been approved by the Court and paid the settlement amount in full in February 2009. As a result, this matter has been dismissed.

On February 18, 2005, and subsequently amended, a purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in San Bernardino by Michael D. Harrison, et. al. Subsequently, on September 20, 2005, another purported class action lawsuit against Rainforest Cafe, Inc. was filed in the Superior Court of California in Los Angeles by Dustin Steele, et. al. On January 26, 2006, both lawsuits were consolidated into one action by the state Superior Court in San Bernardino. The lawsuits allege that Rainforest Cafe violated wage and hour laws, including not providing meal and rest breaks, uniform violations and failure to pay overtime. We reached a settlement agreement which has been approved by the Court and paid the settlement amount in full in February 2009. As a result, this matter has been dismissed.

Following Mr. Fertitta’s initial proposal on January 27, 2008 to acquire all of our outstanding stock, five putative class action law suits were filed in state district courts in Harris County, Texas. On March 26, 2008, the five actions were consolidated for all purposes under Case No. 2008- 05211; Dennis Rice, on behalf of himself and all others similarly situated v. Landry’s Restaurants, Inc. et al.; in the 157th Judicial District of Harris County, Texas (“Rice”). The Rice Consolidated action was voluntarily non-suited by the plaintiffs and the order of non-suit was signed by the court on February 4, 2009.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stuart and Barfield were consolidated by court order. The consolidated action is proceeding under Consolidated C.A. No. 3856-VCL; In re: Landry’s Restaurants, Inc. Shareholder Litigation. In their consolidated complaint, plaintiffs allege that our directors breached fiduciary duties to our stockholders and that the preliminary proxy statement filed on July 17, 2008 fails to disclose what plaintiffs contend are material facts. Plaintiffs also alleged that we, Parent and Merger Sub aided and abetted the alleged breach of fiduciary duty. We believe that this action is without merit and intend to contest the above matter vigorously.

On February 5, 2009, a purported class action and derivative lawsuit entitled Louisiana Municipal Police Employee’s Retirement System on behalf of itself and all other similarly situated shareholders of Landry’s Restaurant’s, Inc. and derivatively on behalf of minimal defendant Landry’s Restaurant’s, Inc. was brought against all members of our Board of Directors, Fertitta Holdings, Inc., and Fertitta Acquisition Co. in the Court at Chancery of the State of Delaware. The lawsuit alleges, among other things, a breach of a fiduciary duty by the directors for renegotiating the Merger Agreement with the Fertitta entities, allowing Mr. Fertitta to acquire shares of stock in the Company and gain majority control thereof, and terminating the Merger Agreement without requiring payment of the reverse termination fee. The suit seeks consummation of the merger buyout at $21.00 a share or damages representing the difference between $21.00 per share and the price at which class members sold their stock in the open market, or damages for allowing Mr. Fertitta to acquire control of the Company without paying a control premium, or alternately requiring payment of the reverse termination fee or damages for the devaluation of the Company’s stock. We intend to contest this matter vigorously.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

12.  SEGMENT INFORMATION

Our operating segments are aggregated into reportable business segments based primarily on the similarity of their economic characteristics, products, services, and delivery methods. Following the acquisition of the Golden Nugget Hotels and Casinos on September 27, 2005, it was determined that we operate two reportable business segments as follows:

Restaurant and Hospitality

Our restaurants operate primarily under the names of Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, Charley’s Crab and The Chart House. As of December 31, 2008, we owned and operated 175 full-service and limited-service restaurants in 27 states and Canada. We are also engaged in the ownership and operation of select hospitality and entertainment businesses that complement our restaurant operations and provide our customers with unique dining, leisure and entertainment experiences.

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

The accounting policies of the segments are the same as described in Note 1. We evaluate segment performance based on unit level profit, which excludes general and administrative expense, depreciation expense, net interest expense and other non-operating income or expense. Financial information by reportable business segment is as follows:

	Year Ended December 31,
	2008	2007	2006
Revenue:
Restaurant and Hospitality	$890,605,419	$894,434,266	$870,615,442
Gaming	253,283,415	265,933,986	231,378,065

	$1,143,888,834	$1,160,368,252	$1,101,993,507

Unit level profit:
Restaurant and Hospitality	$181,199,795	$172,633,034	$167,756,564
Gaming	62,823,144	63,957,058	48,742,428

	$244,022,939	$236,590,092	$216,498,992

Depreciation, amortization and impairment:
Restaurant and Hospitality	$51,545,240	$47,279,754	$46,604,986
Gaming	21,154,867	18,006,946	12,217,760

	$72,700,107	$65,286,700	$58,822,746

Segment assets:
Restaurant and Hospitality	$720,728,486	$749,201,750	$739,627,120
Gaming	601,475,227	564,686,113	495,962,913
Corporate and other (1)	193,120,377	189,094,666	229,321,918

	$1,515,324,090	$1,502,982,529	$1,464,911,951

Capital expenditures:
Restaurant and Hospitality	$59,540,249	$62,274,670	$100,793,632
Gaming	61,169,141	59,954,345	94,922,458
Corporate and other	2,288,121	2,869,469	9,840,214

	$122,997,511	$125,098,484	$205,556,304

Income before taxes:
Unit level profit	$244,022,939	$236,590,092	$216,498,992
Depreciation, amortization and impairment	72,700,107	65,286,700	58,822,746
General and administrative	51,294,426	55,755,985	57,977,359
Pre opening expenses	2,266,004	3,476,951	5,214,011
Loss (gain) on disposal of assets	(58,580)	(18,918,088)	(2,294,532)
Interest expense, net	79,817,334	72,321,952	49,138,695
Other expenses (income)	17,299,820	16,690,585	(128,771)

Consolidated income from continuing operations before taxes	$20,703,828	$41,976,007	$47,769,484

(1)	Includes inter-segment eliminations

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.  SUPPLEMENTAL GUARANTOR INFORMATION

In December 2004, we issued, in a private offering, $400.0 million of 7.5% Notes due in 2014 (see Note 7). In June 2005, substantially all of these notes were exchanged for substantially identical notes in an Exchange Offer registered under the Securities Act of 1933. These notes are fully and unconditionally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,595,510	$48,705,532	$(1,234,237)	$51,066,805
Accounts receivable—trade and other, net	1,809,894	11,780,168	4,431,043	—	18,021,105
Inventories	9,704,247	13,164,418	3,292,427	—	26,161,092
Deferred taxes	23,786,393	1,107,582	3,107,292	—	28,001,267
Assets related to discontinued operations	2,509,248	464,345	—	—	2,973,593
Other current assets	2,482,521	2,329,993	4,289,515	—	9,102,029

Total current assets	40,292,303	32,442,016	63,825,809	(1,234,237)	135,325,891

PROPERTY AND EQUIPMENT, net	42,381,745	649,215,694	567,589,024	—	1,259,186,463
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,880,275	8,481,376	28,511,222	—	38,872,873
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	715,713,675	(69,247,685)	(123,504,463)	(522,961,527)	—
OTHER ASSETS, net	30,018,946	1,969,120	33,512,511	(2,089,261)	63,411,316

Total assets	$830,286,944	$641,388,068	$569,934,103	$(526,285,025)	$1,515,324,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,079,676	$20,560,543	$24,718,252	$—	$70,358,471
Accrued liabilities	48,074,063	50,119,130	37,357,373	(1,234,237)	134,316,329
Income taxes payable	2,615,388	—	169,315	—	2,784,703
Current portion of long-term debt and other obligations	7,503,832	—	1,249,074	—	8,752,906
Liabilities related to discontinued operations	—	5,149,365	—	—	5,149,365

Total current liabilities	83,272,959	75,829,038	63,494,014	(1,234,237)	221,361,774

LONG-TERM NOTES, NET OF CURRENT PORTION	426,698,317	—	435,677,112	—	862,375,429
DEFERRED TAXES	—	2,089,261	—	(2,089,261)	—
OTHER LIABILITIES	25,838,563	21,368,682	89,902,537	—	137,109,782

Total liabilities	535,809,839	99,286,981	589,073,663	(3,323,498)	1,220,846,985

COMMITMENTS AND CONTINGENCIES TOTAL STOCKHOLDERS’ EQUITY	294,477,105	542,101,087	(19,139,560)	(522,961,527)	294,477,105

Total liabilities and stockholders’ equity	$830,286,944	$641,388,068	$569,934,103	$(526,285,025)	$1,515,324,090

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity

REVENUES
Restaurant and hospitality	$3,870,667	$865,212,490	$25,033,136	$(3,510,874)	$890,605,419
Gaming:
Casino	—	—	152,965,231	—	152,965,231
Rooms	—	—	63,230,271	—	63,230,271
Food and beverage	—	—	47,734,759	—	47,734,759
Other	—	—	14,370,107	—	14,370,107
Promotional allowances	—	—	(25,016,953)	—	(25,016,953)

Net gaming revenue	—	—	253,283,415	—	253,283,415

Total revenue	3,870,667	865,212,490	278,316,551	(3,510,874)	1,143,888,834

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	225,642,884	4,876,299	—	230,519,183
Labor	—	251,754,135	6,691,220	—	258,445,355
Other operating expenses	839,442	214,877,901	8,234,617	(3,510,874)	220,441,086
Gaming:
Casino	—	—	78,259,949	—	78,259,949
Rooms	—	—	24,194,522	—	24,194,522
Food and beverage	—	—	29,112,315	—	29,112,315
Other	—	—	58,893,485	—	58,893,485
General and administrative expense	51,294,426	—	—	—	51,294,426
Depreciation and amortization	4,603,422	43,187,252	22,500,808	—	70,291,482
Asset impairment expense	—	815,484	1,593,141	—	2,408,625
Loss (gain) on disposal of assets	—	—	(58,580)	—	(58,580)
Pre-opening expenses	—	2,266,004	—	—	2,266,004

Total operating costs and expenses	56,737,290	738,543,660	234,297,776	(3,510,874)	1,026,067,852

OPERATING INCOME	(52,866,623)	126,668,830	44,018,775	—	117,820,982
OTHER EXPENSES (INCOME):
Interest expense, net	43,796,466	—	36,020,868	—	79,817,334
Other, net	2,085,772	1,857	15,212,191	—	17,299,820

Total other expense	45,882,238	1,857	51,233,059	—	97,117,154

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(98,748,861)	126,666,973	(7,214,284)	—	20,703,828
PROVISION (BENEFIT) FOR INCOME TAXES	(26,695,632)	35,731,094	(1,808,888)	—	7,226,574

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(72,053,229)	90,935,879	(5,405,396)	—	13,477,254
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(10,674,648)	105,581	—	(10,569,067)

EQUITY IN EARNINGS OF SUBSIDIARIES	74,961,416	—	—	(74,961,416)	—

NET INCOME (LOSS)	$2,908,187	$80,261,231	$(5,299,815)	$(74,961,416)	$2,908,187

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity

REVENUES
Restaurant and hospitality	$4,782,987	$867,747,099	$26,030,059	$(4,125,879)	$894,434,266
Gaming:
Casino	—	—	165,283,475	—	165,283,475
Rooms	—	—	65,941,711	—	65,941,711
Food and beverage	—	—	45,761,100	—	45,761,100
Other	—	—	14,380,837	—	14,380,837
Promotional allowances	—	—	(25,433,137)	—	(25,433,137)

Net gaming revenue	—	—	265,933,986	—	265,933,986

Total revenue	4,782,987	867,747,099	291,964,045	(4,125,879)	1,160,368,252

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	236,317,594	5,496,514	—	241,814,108
Labor	—	259,615,299	7,087,794	—	266,703,093
Other operating expenses	2,712,884	205,600,353	9,096,673	(4,125,879)	213,284,031
Gaming:
Casino	—	—	81,627,956	—	81,627,956
Rooms	—	—	23,705,554	—	23,705,554
Food and beverage	—	—	29,670,847	—	29,670,847
Other	—	—	66,972,571	—	66,972,571
General and administrative expense	55,755,985	—	—	—	55,755,985
Depreciation and amortization	4,625,295	41,419,360	19,242,045	—	65,286,700
Asset impairment expense	—	—	—	—	—
Loss (gain) on disposal of assets	(92,613)	(15,135,387)	(3,690,088)		(18,918,088)
Pre-opening expenses	—	3,476,951	—	—	3,476,951

Total operating costs and expenses	63,001,551	731,294,170	239,209,866	(4,125,879)	1,029,379,708

OPERATING INCOME	(58,218,564)	136,452,929	52,754,179	—	130,988,544
OTHER EXPENSES (INCOME):
Interest expense, net	47,965,179	(506)	24,357,279	—	72,321,952
Other, net	3,991,848	(205,245)	12,903,982	—	16,690,585

Total other expense	51,957,027	(205,751)	37,261,261	—	89,012,537

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(110,175,591)	136,658,680	15,492,918	—	41,976,007
PROVISION (BENEFIT) FOR INCOME TAXES	(33,146,001)	42,639,359	4,744,592	—	14,237,950

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(77,029,590)	94,019,321	10,748,326	—	27,738,057
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(119,204)	(9,684,437)	177,378	—	(9,626,263)

EQUITY IN EARNINGS OF SUBSIDIARIES	95,260,588	—	—	(95,260,588)	—

NET INCOME (LOSS)	$18,111,794	$84,334,884	$10,925,704	$(95,260,588)	$18,111,794

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$4,150,695	$835,516,336	$30,948,411	$—	$870,615,442
Gaming:
Casino	—	—	151,775,538	—	151,775,538
Rooms	—	—	57,736,048	—	57,736,048
Food and beverage	—	—	39,534,140	—	39,534,140
Other	—	—	10,153,318	—	10,153,318
Promotional allowances	—	—	(27,820,979)	—	(27,820,979)

Net gaming revenue	—	—	231,378,065	—	231,378,065

Total revenue	4,150,695	835,516,336	262,326,476	—	1,101,993,507

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	230,315,915	6,826,048	—	237,141,963
Labor	—	247,808,392	8,500,088	—	256,308,480
Other operating expenses	2,602,937	195,768,592	11,036,906	—	209,408,435
Gaming:
Casino	—	—	80,059,104	—	80,059,104
Rooms	—	—	18,519,645	—	18,519,645
Food and beverage	—	—	24,818,009	—	24,818,009
Other	—	—	59,238,879	—	59,238,879
General and administrative expense	56,723,235	1,254,124	—	—	57,977,359
Depreciation and amortization	3,636,677	38,282,462	13,938,098	—	55,857,237
Asset impairment expense	145,409	2,820,100	—	—	2,965,509
Loss (gain) on disposal of assets	(47,123)	(2,252,688)	5,279	—	(2,294,532)
Pre-opening expenses	(3,334)	3,736,615	1,480,730	—	5,214,011

Total operating costs and expenses	63,057,801	717,733,512	224,422,786	—	1,005,214,099

OPERATING INCOME	(58,907,106)	117,782,824	37,903,690	—	96,779,408
OTHER EXPENSES (INCOME):
Interest expense, net	33,346,728	399,324	15,392,643	—	49,138,695
Other, net	(1,126,595)	44,551	953,273	—	(128,771)

Total other expense	32,220,133	443,875	16,345,916	—	49,009,924

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(91,127,239)	117,338,949	21,557,774	—	47,769,484
PROVISION (BENEFIT) FOR INCOME TAXES	(29,678,480)	36,116,534	6,955,341	—	13,393,395

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(61,448,759)	81,222,415	14,602,433	—	34,376,089
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(31,578,280)	(24,638,014)	70,482	—	(56,145,812)

EQUITY IN EARNINGS OF SUBSIDIARIES	71,257,316	—	—	(71,257,316)	—

NET INCOME (LOSS)	$(21,769,723)	$56,584,401	$14,672,915	$(71,257,316)	$(21,769,723)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,908,187	$80,261,231	$(5,299,815)	$(74,961,416)	$2,908,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,648,423	42,089,812	24,128,151	—	70,866,386
Asset impairment expense	—	12,753,432	—	—	12,753,432
Deferred tax provision (benefit)	(11,703,200)	10,519,505	(2,710,353)	—	(3,894,048)
Gain on disposition of assets	—	(316,537)	—	—	(316,537)
Deferred rent and other charges (income), net	4,013,716	2,414,849	15,799,520	—	22,228,085
Stock-based compensation expense	4,066,431	—	—	—	4,066,431
Change in assets and liabilities, net and other	55,459,500	(128,234,248)	13,090,439	73,727,179	14,042,870

Total adjustments	56,484,870	(60,773,187)	50,307,757	73,727,179	119,746,619

Net cash provided (used) by operating activities	59,393,057	19,488,044	45,007,942	(1,234,237)	122,654,806
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(4,030,768)	(61,278,588)	(57,688,155)	—	(122,997,511)
Proceeds from disposition of property and equipment	—	36,136,768	—	—	36,136,768

Net cash provided (used) in investing activities	(4,030,768)	(25,141,820)	(57,688,155)	—	(86,860,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(43,049)	—	—	—	(43,049)
Proceeds from exercise of stock options	21,361	—	—	—	21,361
Payments of debt and related expenses, net	(40,107)	—	(215,907)	—	(256,014)
Proceeds from term loans	—	—	39,515,152	—	39,515,152
Debt issuance costs	(5,134,387)	—	—	—	(5,134,387)
Proceeds from credit facility	239,182,803	—	104,000,000	—	343,182,803
Payments on credit facility	(292,000,000)	—	(108,000,000)	—	(400,000,000)
Dividends paid	(1,614,370)	—	—	—	(1,614,370)

Net cash provided (used) in financing activities	(59,627,749)	—	35,299,245	—	(24,328,504)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,265,460)	(5,653,776)	22,619,032	(1,234,237)	11,465,559
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,265,460	9,249,286	26,086,500	—	39,601,246

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$3,595,510	$48,705,532	$(1,234,237)	$51,066,805

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,111,794	$84,334,884	$10,925,704	$(95,260,588)	$18,111,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,625,295	42,625,302	19,364,307	—	66,614,904
Asset impairment expense	375,000	9,512,752	—	—	9,887,752
Deferred tax provision (benefit)	2,678,159	(1,151,352)	2,526,058	—	4,052,865
Gain on disposition of assets	39,402	(23,467,270)	4,509,452	—	(18,918,416)
Deferred rent and other charges (income), net	10,632,798	3,951,627	2,847,410	—	17,431,835
Stock-based compensation expense	4,797,340	—	—	—	4,797,340
Change in assets and liabilities, net and other	169,248,427	(81,233,164)	(183,316,947)	97,377,952	2,076,268

Total adjustments	192,396,421	(49,762,105)	(154,069,720)	97,377,952	85,942,548

Net cash provided (used) by operating activities	210,508,215	34,572,779	(143,144,016)	2,117,364	104,054,342
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(2,149,403)	(56,450,022)	(66,499,059)	—	(125,098,484)
Proceeds from disposition of property and equipment	5,227,850	21,143,609	21,037,374	—	47,408,833
Purchase of marketable securities	(5,331,308)	—	—	—	(5,331,308)
Sale of marketable securities	6,609,512	—	—	—	6,609,512

Net cash provided (used) in investing activities	4,356,651	(35,306,413)	(45,461,685)	—	(76,411,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(181,884,157)	—	—	—	(181,884,157)
Proceeds from exercise of stock options	2,723,412	—	—	—	2,723,412
Payments of debt and related expenses, net	(37,877,128)	—	(155,340,806)	—	(193,217,934)
Proceeds from term loans	—	—	375,000,000	—	375,000,000
Debt issuance costs	(4,794,260)	—	(10,568,048)	—	(15,362,308)
Proceeds from credit facility	223,000,000	—	35,815,778	—	258,815,778
Payments on credit facility	(207,771,978)	—	(53,618,109)	—	(261,390,087)
Dividends paid	(3,995,295)	—	—	—	(3,995,295)

Net cash provided (used) in financing activities	(210,599,406)	—	191,288,815	—	(19,310,591)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,265,460	(733,634)	2,683,114	2,117,364	8,332,304
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	9,982,920	23,403,386	(2,117,364)	31,268,942

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,265,460	$9,249,286	$26,086,500	$—	$39,601,246

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,769,723)	$56,584,401	$14,672,915	$(71,257,316)	$(21,769,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,634,607	55,236,584	14,392,067	—	73,263,258
Asset impairment expense	145,409	79,932,135	—	—	80,077,544
Deferred tax provision (benefit)	(27,856,094)	—	(1,466,817)	—	(29,322,911)
Deferred rent and other charges (income), net	643,647	(1,514,252)	161,068	—	(709,537)
Stock-based compensation expense	7,369,292	—	240,382	—	7,609,674
Change in assets and liabilities, net and other	133,881,060	(296,689,470)	110,152,615	69,139,952	16,484,157

Total adjustments	117,817,921	(163,035,003)	123,479,315	69,139,952	147,402,185

Net cash provided (used) by operating activities	96,048,198	(106,450,602)	138,152,230	(2,117,364)	125,632,462
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	16,047,795	(79,098,267)	(142,505,832)	—	(205,556,304)
Proceeds from disposition of property and equipment	1,811,516	185,158,024	2,941,896	—	189,911,436
Business acquisition, net of cash acquired	—	—	(7,860,857)	—	(7,860,857)

Net cash provided (used) in investing activities	17,859,311	106,059,757	(147,424,793)	—	(23,505,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(2,812,893)	—	—	—	(2,812,893)
Proceeds from exercise of stock options	2,739,765	—	—	—	2,739,765
Payments of debt and related expenses, net	(110,903,232)	—	(311,093)	—	(111,214,325)
Proceeds from credit facility	333,000,000	—	99,649,258	—	432,649,258
Payments on credit facility	(335,228,018)	—	(91,848,646)	—	(427,076,664)
Dividends paid	(4,358,498)	—	—	—	(4,358,498)

Net cash provided (used) in financing activities	(117,562,876)	—	7,489,519	—	(110,073,357)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,655,367)	(390,845)	(1,783,044)	(2,117,364)	(7,946,620)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,655,367	10,373,765	25,186,430	—	39,215,562

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$9,982,920	$23,403,386	$(2,117,364)	$31,268,942

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

In 2002, we entered into an $8,000 per month, 20 year, with option renewals, ground lease agreement with Fertitta Hospitality for a new Rainforest Cafe on prime waterfront land in Galveston, Texas. The annual rent is equal to the greater of the base rent or percentage rent up to six percent, plus taxes and insurance. In 2008, 2007 and 2006, we paid base and percentage rent aggregating $561,000, $573,000 and $567,000, respectively.

As permitted by the employment contract between us and the Chief Executive Officer, charitable contributions were made by us to a charitable Foundation that the Chief Executive Officer served as Trustee in the amount of $98,000, $99,000 and $91,000 in 2008, 2007, and 2006, respectively. The contributions were made in addition to the normal salary and bonus permitted under the employment contract.

We, on a routine basis, hold or host promotional events, training seminars and conferences for our personnel. In connection therewith, we incurred in 2008, 2007 and 2006 expenses in the amount of $29,000, $47,432 and $50,000, respectively, at resort hotel properties owned by our Chief Executive Officer and managed by us.

Landry’s and Fertitta Hospitality jointly sponsored events and promotional activities in 2008, 2007 and 2006 which resulted in shared costs and use of our personnel or Fertitta Hospitality employees and assets.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable than might have been obtained from unaffiliated third parties.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly consolidated results of operations.

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Quarter Ended:
Revenues	$292,321,308	$308,102,274	$289,736,230	$253,729,022
Cost of revenues	62,663,314	66,709,459	62,268,979	53,739,440
Operating income	29,639,648	35,989,510	12,439,924	39,751,900
Net income (loss)	1,521,756	13,871,586	(17,055,162)	4,570,007
Net income (loss) per share (basic)	$0.10	$0.91	$(1.12)	$0.30
Net income (loss) per share (diluted)	$0.10	$0.89	$(1.12)	$0.30

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Quarter Ended:
Revenues	$281,944,339	$304,779,607	$295,765,187	$277,879,119
Cost of revenues	61,250,505	68,069,968	66,011,991	61,003,881
Operating income	49,025,321	33,894,553	27,238,138	20,830,532
Net income (loss)	22,116,282	6,942,607	(4,332,660)	(6,614,436)
Net income (loss) per share (basic)	$1.04	$0.34	$(0.25)	$(0.41)
Net income (loss) per share (diluted)	$1.01	$0.33	$(0.25)	$(0.40)

The third quarter of 2008 included impairment charges related to damage to our Galveston and Kemah, Texas properties sustained in Hurricane Ike. The fourth quarter of 2008 included a reduction in impairment charges associated with insurance proceeds collected. The fourth quarter of 2008 also included $12.2 million in non-cash charges associated with interest rate swaps not designated as hedges. As disclosed in Note 3, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack units in the third quarter of 2006 and several additional units subsequently. The results of operations for all units included in the disposal plan have been reclassified as discontinued operations for all periods presented. The 2008 results include asset impairment charges related to discontinued operations of $0.1 million and $10.2 million for the quarters ended March 31, 2008 and September 30, 2008, respectively. The 2007 results included asset impairment charges related to discontinued operations of $2.3 million, $1.0 million and $6.6 million for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively. In the quarter ended March 31, 2007, we recognized gains totaling $20.0 million on property and investment sales. We recorded expenses of $6.3 million and $13.0 million in the second and third quarters of 2007, respectively, associated with refinancing the Golden Nugget Debt and exchanging the 7.5% Notes for 9.5% Notes, respectively.

16.  SUBSEQUENT EVENTS

In connection with the refinancing of our Existing Notes, on December 23, 2008, we commenced separate cash tender offers (each a “tender offer” and together, the “tender offers”) to purchase any and all of our outstanding 9.5% Notes and 7.5% Notes for a purchase price of 101% of the principal amount thereof. In conjunction with the tender offers, we solicited consents of at least a majority of the aggregate principal amount of each of the outstanding 9.5% Notes and 7.5% Notes to certain proposed amendments to each of the indentures governing such 9.5% Notes and 7.5% Notes to eliminate most of the restrictive covenants and certain events of default and to amend certain other provisions contained in the indentures and notes related thereto. We executed supplemental indentures with U.S. Bank National Association, as trustee, to effectuate the proposed amendments to the indentures governing the Existing Notes, which became operative upon the consummation of the Notes offering.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to any Existing Notes that were not tendered, we may, at our option, either (i) pay such Existing Notes in accordance with their terms through maturity, (ii) repurchase any 9.5% Notes if the holders exercise their option to require us to do so, at 101% of the principal amount plus accrued but unpaid interest, if any, through the payment date or (iii) defease any or all of the remaining Existing Notes.

On February 13, 2009, we completed the offering of $295.5 million in aggregate principal amount of 14.0% senior secured notes due 2011 (the Notes). The gross proceeds from the offering and sale of the Notes were $260.0 million. The Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all of our and the Guarantors’ assets. The Notes were issued pursuant to an indenture, dated as of February 13, 2009 (Indenture), among us, the Guarantors and Deutsche Bank Trust Company America, as Trustee and as Collateral Agent.

We also entered into a $215.6 million Amended and Restated Credit Agreement dated as of February 13, 2009 (the Credit Agreement) which replaced the interim senior secured credit facility. The Credit Agreement provides for a term loan of $165.6 million and a revolving credit line of $50.0 million. The obligations under the Credit Agreement are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all of our assets and the Guarantors.

On June 16, 2008, we entered into an Agreement and Plan of Merger, as amended on October 18, 2008 (the “Merger Agreement”), with Fertitta Holdings, Inc., a Delaware corporation (“Parent”), and Fertitta Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), which are solely owned by Tilman J. Fertitta, our Chairman, President and Chief Executive Officer, to acquire all of our issued and outstanding capital stock (the “Proposed Acquisition”). In order to finance the Proposed Acquisition in part, Mr. Fertitta entered into a debt commitment letter dated June 12, 2008 (the “Initial Commitment Letter”), as amended on October 17, 2008 (the “Commitment Letter Amendment” and together with the Initial Commitment Letter, the “Commitment Letter”) with Jefferies Funding LLC, Jefferies & Company, Inc., Jefferies Finance LLC and Wells Fargo Foothill, LLC (the “Lenders”). In addition to the commitment to provide financing for the Proposed Acquisition, the Commitment Letter also contained a commitment by the Lenders to provide alternative financing in the event the Proposed Acquisition was not consummated (the “Alternative Commitment”).

In connection with the proxy statement required to be provided to Company stockholders voting on the Proposed Acquisition, the Securities and Exchange Commission (“SEC”) required the Company to disclose certain information from the Commitment Letter issued by the Lenders to Mr. Fertitta and the Company. The Commitment Letter issued by the Lenders required that such information not be disclosed and be kept confidential and that disclosure of such information would be a basis for termination of such Commitment Letter. The Company informed Mr. Fertitta that the Company was not prepared to risk losing the Alternative Commitment and was therefore unable to comply with a condition of the Merger Agreement which required distribution of an SEC approved proxy statement to Company stockholders to vote on the adoption of the merger proposal. As a result of the Company’s inability to provide a proxy statement to Company stockholders, the Company informed Mr. Fertitta that it would be unable to consummate the Proposed Acquisition. The Merger Agreement was terminated by agreement of the parties on January 11, 2009.

LANDRY’S RESTAURANTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 16th day of March, 2009.

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

Name	Title	Date

/s/ Tilman J. Fertitta Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ Rick H. Liem Rick H. Liem	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ Steven L. Scheinthal Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	March 16, 2009

/s/ Michael S. Chadwick Michael S. Chadwick	Director	March 16, 2009

/s/ Michael Richmond Michael Richmond	Director	March 16, 2009

/s/ Joe Max Taylor Joe Max Taylor	Director	March 16, 2009

/s/ Kenneth Brimmer Kenneth Brimmer	Director	March 16, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

Exhibit No.	Exhibit
10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.20	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

Exhibit No.	Exhibit
10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150)

10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2005)

10.33	T-Rex Cafe, Inc. Stockholders Agreement (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2006)

10.34	Stock Purchase Agreement By and Among JCS Holdings, LLC, LSRI Holdings, Inc and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2006)

10.35	First Supplemental Indenture, dated as of October 29, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2007)

10.36	Second Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2007)

10.37	Indenture, dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. as issuer, The Subsidiary Guarantors, as Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2007)

10.38	First Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s 10-K for the year ended December 31, 2007)

10.39	First Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

10.40	Second Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

*10.41	Contract Agreement dated as of April 7, 2008 between Golden Nugget, Inc. and The Penta Building Group, Inc., General Corporation

Exhibit No.	Exhibit
10.42	Agreement and Plan of Merger among Fertitta Holdings, Inc., Fertitta, Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of June 16, 2008 (incorporated by reference to Exhibit 2 on the Company’s 8-K filing on June 17, 2008)

10.43	First Amendment to Agreement and Plan of Merger dated as of October 18, 2008 by an among Fertitta Holdings, Inc, Fertitta Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 2 on the Company’s 8-K filing on October 20, 2008)

10.44	Credit Agreement by and among Landry’s Restaurants, Inc. and Wells Fargo, Foothill, LLC, Wells Fargo Foothill, LLC and Jefferies Finance, LLC dated as of December 22, 2008 (incorporated by reference to Exhibit 10 of the Company’s 8-K filing dated December 24, 2008)

10.45	14% Senior Secured Notes due 2011 Purchase Agreement dated February 4, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 10.4 on the Company’s 8-K filing on February 17, 2009)

10.46	14% Senior Secured Notes due 2011 Registration Rights Agreement dated February 13, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 10.2 on the Company’s 8-K filing on February 17, 2009)

10.47	Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Foothill, LLC and Jefferies Finance LLC dated as of February 13, 2009 (incorporated by reference to Exhibit 10.3 on the Company’s 8-K filing on February 17, 2009)

10.48	Indenture to the 14% Senior Secured Notes Due 2011 dated as of February 13, 2009 among Landry’s Restaurants, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 on the Company’s 8-K filing on February 17, 2009)

*12.1	Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Grant Thornton LLP

*31.1	Certification of Chief Executive Officer pursuant to rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to rule 13(a)-14(a)

*	filed herewith