Form 10-Q
period 2009-03-31
LANDRYS RESTAURANTS INC
filed 2009-05-11
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

Commission file number 000-22150

LANDRY’S RESTAURANTS, INC.

(Exact name of the registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of

incorporation of organization)

76-0405386

(I.R.S. Employer

Identification No.)

1510 West Loop South, Houston, TX 77027

(Address of principal executive offices)

(713) 850-1010

(Registrants telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

AS OF MAY 5, 2009 THERE WERE

16,141,691 SHARES OF $0.01 PAR VALUE

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2009.

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

This report includes certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this offering circular. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this offering circular. These factors include or relate to the following:

•	our ability to implement our business strategy;

•	our ability to expand and grow our business and operations;

•	the outcome of legal proceedings that have been, or may be, initiated against us related to the proposed merger with an affiliate in 2008 and its termination;

•	the impact of future commodity prices;

•	the availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effects of local and national economic, credit and capital market conditions on the economy in general and our businesses in particular;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality and cyclical nature of our business;

•	weather and acts of God;

•	the ability to maintain existing management;

•	the impact of potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	the impact of potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	food, labor, fuel and utilities costs; and

•	the other factors discussed under “Risk Factors,” included in our Form 10-K for the year ended December 31, 2008.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,048,705	$51,066,805
Accounts receivable - trade and other, net	13,649,727	18,021,105
Inventories	25,169,546	26,161,092
Deferred taxes	25,682,940	28,001,267
Assets related to discontinued operations	2,975,674	2,973,593
Other current assets	11,456,000	9,102,029

Total current assets	151,982,592	135,325,891

PROPERTY AND EQUIPMENT, net	1,282,771,176	1,259,186,463
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	38,824,454	38,872,873
OTHER ASSETS, net	74,695,309	63,411,316

Total assets	$1,566,801,078	$1,515,324,090

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,635,972	$70,358,471
Accrued liabilities	129,283,430	134,316,329
Income taxes payable	226,391	2,784,703
Current portion of long-term notes and other obligations	13,807,255	8,752,906
Liabilities related to discontinued operations	4,755,568	5,149,365

Total current liabilities	211,708,616	221,361,774

LONG-TERM NOTES, NET OF CURRENT PORTION	921,593,067	862,375,429
OTHER LIABILITIES	128,585,609	136,109,782

Total liabilities	1,261,887,292	1,219,846,985

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,141,691 and 16,142,263, shares issued and outstanding, respectively	161,417	161,423
Additional paid-in capital	223,355,259	222,410,106
Retained earnings	122,240,359	116,244,708
Accumulated other comprehensive loss	(41,843,249)	(44,339,132)

Total stockholders’ equity	303,913,786	294,477,105

Noncontrolling interests	1,000,000	1,000,000

Total equity	304,913,786	295,477,105

Total liabilities and equity	$1,566,801,078	$1,515,324,090

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008
REVENUES:
Restaurant and hospitality	$200,275,650	$222,541,192
Gaming:
Casino	35,968,289	42,811,817
Rooms	12,405,816	18,182,380
Food and beverage	10,486,228	12,135,840
Other	3,612,364	3,622,905
Promotional allowances	(6,458,364)	(6,972,826)

Net gaming revenue	56,014,333	69,780,116

Total revenue	256,289,983	292,321,308

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	49,663,525	58,868,968
Labor	57,995,708	66,345,706
Other operating expenses	40,873,669	55,274,122
Gaming:
Casino	19,620,490	22,059,279
Rooms	5,609,715	6,006,645
Food and beverage	5,701,286	7,171,799
Other	12,364,687	16,025,257
General and administrative expense	12,058,150	12,790,198
Depreciation and amortization	17,760,491	17,664,911
Gain on insurance claims	(3,482,897)	—
Gain on disposal of assets	(622,299)	—
Pre-opening expenses	256,164	467,926

Total operating costs and expenses	217,798,689	262,674,811

OPERATING INCOME	38,491,294	29,646,497
OTHER EXPENSE (INCOME):
Interest expense, net	24,614,574	20,759,582
Other, net	4,134,412	5,304,404

Total other expense	28,748,986	26,063,986

Income from continuing operations before income taxes	9,742,308	3,582,511
Provision for income taxes	2,387,581	1,061,136

Income from continuing operations	7,354,727	2,521,375
Loss from discontinued operations, net of taxes	(50,903)	(928,802)

Net income	7,303,824	1,592,573
Less: Net income attributable to noncontrolling interests	230,578	70,818

Net income attributable to Landry’s	$7,073,246	$1,521,755

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

EARNINGS (LOSS) PER SHARE INFORMATION

Amounts attributable to Landry’s:

BASIC
Income (loss) from continuing operations	$0.44	$0.15
Loss from discontinued operations	—	(0.06)

Net income (loss)	$0.44	$0.09

Weighted average number of common shares outstanding	16,140,000	16,145,000
DILUTED
Income (loss) from continuing operations	$0.44	$0.15
Loss from discontinued operations	—	(0.06)

Net income (loss)	$0.44	$0.09

Weighted average number of common and common share equivalents outstanding	16,155,000	16,395,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Acculated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2008	16,142,263	$161,423	$222,410,106	$116,244,708	$(44,339,132)	$1,000,000	$295,477,105
Comprehensive income:
Net income (loss)	—	—	—	7,073,246	—		7,073,246
Gain on interest rate swaps, net of tax expense of $1,343,937	—	—	—	—	2,495,883	—	2,495,883

Total comprehensive income							9,569,129
Redeemable minority interest in equity of subsidiaries	—	—	—	(1,064,763)	—	—	(1,064,763)
Exercise of stock options	2,500	25	21,225	—	—	—	21,250
Forfeiture of restricted stock	—	—	—	—	—	—	—
Purchase of common stock held for treasury	(3,072)	(31)	(24,553)	(12,832)	—	—	(37,416)
Stock based compensation expense	—	—	948,481	—	—	—	948,481

Balance, March 31, 2009	16,141,691	$161,417	$223,355,259	$122,240,359	$(41,843,249)	$1,000,000	$304,913,786

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Landry’s	$7,073,246	$1,521,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,760,491	17,976,014
Gain on disposition of assets	(622,299)	(19,350)
Gain on insurance claims	(3,482,897)	—
Changes in assets and liabilities, net and other	(6,861,570)	10,415,295

Total adjustments	6,793,725	28,371,959

Net cash provided by operating activities	13,866,971	29,893,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(42,494,299)	(24,386,904)
Proceeds from disposition of property and equipment	5,471,859	5,394,894

Net cash used in investing activities	(37,022,440)	(18,992,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(37,416)	(15,274)
Proceeds from exercise of stock options	21,250	6,361
Payments of debt and related expenses, net	(65,120)	(59,024)
Financing proceeds	390,040,000	—
Repayment of bonds	(398,362,000)	—
Debt issuance costs	(17,350,710)	—
Proceeds from credit facility	150,118,419	59,000,000
Payments on credit facility	(79,227,054)	(63,000,000)
Dividends paid	—	(807,242)

Net cash provided by (used in) financing activities	45,137,369	(4,875,179)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,981,900	6,026,525
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,066,805	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,048,705	$45,627,771

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$19,274,951	$10,423,693
Income taxes	$(367,446)	$564,587

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names Landry’s Seafood House, Charley’s Crab, The Chart House, Saltgrass Steak House and Rainforest Cafe. In addition, we own and operate domestically and license internationally rainforest themed restaurants under the trade name Rainforest Cafe, and we own and operate the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada and the Kemah Boardwalk in Kemah, Texas.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, except for the consolidated balance sheet as of December 31, 2008. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which we consider necessary for fair presentation of our financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in our December 31, 2008, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2009, consist of interest rate swaps (Note 5), for which the lowest level of input significant to their fair value measurement is Level 2. As of March 31, 2009, the fair value of the interest rate swap liabilities totaled $83.6 million, of which $64.4 million are designated and qualify as hedges and the remaining $19.2 million do not qualify as hedges. These amounts, net of taxes, are recorded as other long term liabilities in our consolidated balance sheets.

Reclassifications

Certain prior year amounts have been reclassified within our Balance Sheet and Statement of Income to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, SFAS 141R requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 applies to the accounting for non-controlling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS 160 on January 1, 2009 and have retro-actively adjusted the presentation of our financial statements to reflect the effect of our non-controlling interests in a single restaurant operation. As further described in Note 9, we have minority interests that include redemption provisions that are not solely within our control, commonly referred to as redeemable minority interests. EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (Topic D-98) requires that minority interests that are redeemable at the option of the holder be recorded outside of permanent equity at fair value, and the redeemable minority interests should be adjusted to their fair value at each balance sheet date through retained earnings. Upon our adoption of SFAS 160 and in conjunction with the provisions of Topic D-98, we recorded an adjustment to increase the carrying value of our redeemable minority interest with a corresponding charge retained earnings. The redeemable minority interest is recorded within accrued liabilities in the consolidated balance sheets.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delayed the effective date of SFAS No. 157, Fair Value Measurements for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The adoption of FSP FAS 157-2 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009 and have included the required expanded disclosures within this report.

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is being applied prospectively beginning January 1, 2009. The adoption of this Statement has not had a material impact on our consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In accordance with the FSP, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. Our participating securities are composed of unvested restricted stock. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. We applied the provisions of the FSP beginning on January 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the inclusion of participating securities in the calculation of basic earnings per common share for prior periods was not material.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”). This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements. The amendments expand the disclosure requirements of SFAS No. 107 and APB No. 28 about how an entity reports on fair value to be included in the summarized, interim financial statements. We do not anticipate that this FASB Staff Position will impact our consolidated financial position, cash flows or results of operations, and we will include the required disclosures beginning with our June 30, 2009 interim financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements. As we currently do not own any debt or equity securities, this Staff Position is not expected to impact our financial position, cash flows or results of operations. Should we own any such securities in the future, the provisions of this Staff Position will be applied.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4, which will become effective for the interim and annual reporting beginning in the second quarter 2009, provides additional guidance related to the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. We do not anticipate the implementation of this new accounting standard will significantly change our valuation or disclosure of financial and nonfinancial assets and liabilities under the scope of FAS 157.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination (FSP FAS 141(R)-1). FSP FAS 141(R)-1, which became effective for business combinations having an acquisition date on or after January 1, 2009, requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. HURRICANE IKE

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. The Kemah and Galveston properties had been a significant driver of our overall performance in 2008. All Houston, Galveston and Kemah restaurants have reopened. The difference between impairments of book value arising from Hurricane Ike damage and the associated insurance proceeds resulted in the recognition of a $3.5 million gain in the first quarter of 2009.

We also maintain business interruption insurance coverage and have recorded approximately $0.2 million in recoveries during the three months ended March 31, 2009 related to lost profits at our affected locations in Galveston and the Kemah Boardwalk. This amount was recorded as revenue in our consolidated financial statements.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of discontinued operations for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Revenues	$—	$3,755,729
Loss from discontinued operations before income taxes	(81,575)	(1,428,926)
Income tax benefit on discontinued operations	(30,672)	(500,124)

Net loss from discontinued operations	$(50,903)	$(928,802)

We continually monitor unfavorable cash flows, if any, relating to under performing restaurants. Periodically, we may conclude certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. No impairment charges were recorded during the three months ended March 31, 2009.

4. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2009	December 31, 2008
Payroll and related costs	$26,597,335	$22,345,794
Rent and insurance	30,055,943	29,384,290
Taxes, other than payroll and income taxes	15,207,425	20,214,428
Deferred revenue (gift cards and certificates)	15,789,611	25,091,978
Accrued interest	7,504,513	2,612,258
Casino deposits, outstanding chips and other gaming	8,922,626	10,237,310
Other	25,205,977	24,430,271

	$129,283,430	$134,316,329

5. DEBT

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

The Indenture under which the Notes have been issued contains a maximum leverage ratio covenant as well as restrictions that limit our ability and the ability of the Guarantors to, among other things: incur or guarantee additional indebtedness; create liens; pay dividends on or redeem or repurchase stock; make capital expenditures or certain types of investments; sell assets or merge with other companies.

We and the Guarantors entered into a registration rights agreement, dated as of February 13, 2009 (the “Registration Rights Agreement”) with Jefferies & Company, Inc. Under the Registration Rights Agreement, we and the Guarantors have agreed to use our best efforts to file and cause to become effective a registration statement with respect to an offer to

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange the Notes for notes registered under the Securities Act of 1933, as amended (the “Securities Act”), having substantially identical terms as the Notes (except that additional interest provisions and transfer restrictions pertaining to the Notes will be deleted). If we fail to cause the registration statement relating to the exchange offer to become effective within the time periods specified in the Registration Rights Agreement, we will be required to pay additional interest on the Notes until the registration statement is declared effective.

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

Interest on the Credit Agreement accrues at a base rate (which is the greater of 5.50%, the Federal Funds Rate plus .50%, or Wells Fargo’s prime rate) plus a credit spread of 5.0%, or at our option, at the Eurodollar base rate of at least 3.5% plus a credit spread of 6.0%, and matures on May 13, 2011.

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

We used the proceeds from the Notes offering, together with borrowings under the Credit Agreement to refinance our existing $395.7 million aggregate principal amount of 9.5% senior notes due 2014 (the “9.5% Notes”) and $4.3 million aggregate principal amount of 7.5% senior notes due 2014 (the “7.5% Notes” and, together with the 9.5% Notes, the “Existing Notes”). As of March 31, 2009, $0.8 million of our 7.5% Notes and $.9 million of our 9.5% Notes remained outstanding. In addition, we paid a redemption premium of approximately $4.0 million in connection with the repurchase of the Existing Notes.

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

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (the “Golden Nugget”), completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at March 31, 2009. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at March 31, 2009. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The proceeds from the $545.0 million credit facility were used to repay all of the Golden Nugget’s outstanding debt, including its 8.75% Senior Secured Notes due 2011 totaling $155.0 million, plus the outstanding balance of approximately $10.0 million on its former $43.0 million revolving credit facility with Wells Fargo Foothill, Inc. In addition, the proceeds were used to pay associated tender premiums of approximately $8.8 million due to the early redemption of the Senior Secured Notes, plus accrued interest and related transaction fees and expenses. We expect to incur higher interest expense as a result of the increased borrowings associated with the Golden Nugget financing. In 2008, the revolver commitment was reduced to $47.0 million and the delayed draw term loan commitment was reduced to $117.5 million as a result of the failure of one of the lending banks.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. At March 31, 2009 these swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in Accumulated other comprehensive loss at March 31, 2009 and December 31, 2008 are unrealized losses, net of income taxes, totaling $41.8 million and $44.3 million, respectively, related to these hedges. For the three months ended March 31, 2009 and 2008, the impact of these interest rate swaps increased interest expense by $5.4 million and $1.6 million, respectively. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash gain of approximately $0.4 million was recorded for the three months ended March 31, 2009, while a non-cash expense of $4.7 million associated with these swaps was recorded for the three months ended March 31, 2008.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. In addition, the Golden Nugget debt agreement requires a parent contribution if the leverage ratio, as defined, falls below a predetermined level through December 31, 2009. The contribution is required to be made within 10 days of reporting the Golden Nugget quarterly results to the lenders. As a result of reduced operating results combined with additional borrowings for construction of the new tower, we expect to contribute approximately $13.0 million in cash to the Golden Nugget in May 2009. As of March 31, 2009, we were in compliance with all such covenants. As of March 31, 2009, we had approximately $20.8 million in letters of credit outstanding, and our available borrowing capacity was $51.7 million.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt is comprised of the following:

	March 31, 2009	December 31, 2008
$50.0 million revolving credit facility, Libor + 6.0% with Libor no less than 3.5%, due March 2011	$14,528,714	$4,182,803
$165.6 million Term loan, Libor + 6.0% with Libor no less than 3.5% principal paid quarterly beginning June 30, 2009, due March 2011	160,333,959	30,015,514
Senior Notes, 14.0% interest only, due August 2011	261,489,297	—
Senior Notes, 9.5% interest only, due December 2014	855,000	395,662,000
Senior Notes, 7.5% interest only, due December 2014	783,000	4,338,000
$47.0 million revolving credit facility, Libor + 2.0%, due June 2013	10,000,000	8,000,000
$327.0 million First Lien Term Loan, Libor + 2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2014	308,060,606	249,515,152
$165.0 million Second Lien Term Loan, Libor + 3.25%, interest only, due
December 2014	165,000,000	165,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,349,746	10,411,034
Other long-term notes payable with various interest rates, principal and interest paid monthly	—	3,832
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000

Total debt	935,400,322	871,128,335
Less current portion	13,807,255	8,752,906

Long-term portion	$921,593,067	$862,375,429

6. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended March 31,
	2009	2008
Amounts attributable to Landry’s:
Income (loss) from continuing operations	$7,124,149	$2,450,557
Loss from discontinued operations, net of taxes	(50,903)	(928,802)

Net income (loss)	$7,073,246	$1,521,755

Weighted average common shares outstanding—basic	16,140,000	16,145,000
Dilutive common stock equivalents:
Stock options	15,000	250,000

Weighted average common and common share equivalents outstanding—diluted	16,155,000	16,395,000
Earnings (loss) per share—basic
Income from continuing operations	$0.44	$0.15
Loss from discontinued operations, net of taxes	—	(0.06)

Net income	$0.44	$0.09

Earnings (loss) per share—diluted
Income from continuing operations	$0.44	$0.15
Loss from discontinued operations, net of taxes	—	(0.06)

Net income	$0.44	$0.09

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities . In accordance with the FSP, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For Landry’s, participating securities are comprised of unvested restricted stock. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. The basic and diluted earnings per share amounts have been retroactively adjusted for all periods presented.

7. STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. We adopted SFAS No. 123R effective January 1, 2006 using the modified-prospective method. We have several stock-based employee compensation plans, which are more fully described in our 2008 Annual Report on Form 10-K.

For the three months ended March 31, 2009 and 2008, total stock-based compensation expense, which includes both stock options and restricted stock, totaled $0.9 million and $1.0 million, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

No restricted stock or stock options were granted during the three months ended March 31, 2009.

8. INCOME TAXES

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As of January 1, 2009, we had approximately $15.7 million of unrecognized tax benefits, including $2.3 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. There were no material changes in unrecognized benefits for the three months ended March 31, 2009. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions at March 31, 2009. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state and local income tax matters have been concluded for years through 2004. The Internal Revenue Service has substantially completed its audit of tax years ended December 31, 2004 and December 31, 2005 with no material issues identified to date.

9. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of March 31, 2009, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $61.8 million, including construction of certain new restaurants and the construction of a hotel tower at the Golden Nugget – Las Vegas. We estimate aggregate capital expenditures for the remainder of the year to be $86.0 million, most of which relates to the tower.

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

Other Commitments

On February 24, 2006, we acquired 80% of T-Rex Cafe, Inc. from Schussler Creative, Inc. (SCI). The agreement with SCI provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us at a calculated amount as determined in the agreement no earlier than January 2010. We are recording the estimated amount as an increase to non-controlling interests liability and a decrease to retained earnings in our consolidated balance sheets as of March 31, 2009.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded expenses of $3.5 million for both the three months ended March 31, 2009 and 2008. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future default under any of such leased locations, we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and/or cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $69.7 million at March 31, 2009. We have recorded a liability of $5.7 million with respect to these obligations.

We manage and operate the Galveston Island Convention Center in Galveston, Texas. In connection with the Galveston Island Convention Center Management Contract (“Contract”), we agreed to fund operating losses, if any, subject to certain rights of reimbursement. Under the Contract, we have the right to one-half of any profits generated by the operation of the Convention Center.

Litigation and Claims

Following Mr. Fertitta’s proposal to acquire all of our outstanding stock, two putative class action lawsuits were filed as follows:

James F. Stuart, individually and on behalf of all others similarly situated v. Landry’s Restaurants, Inc. et al., was filed on June 26, 2008 in the Court of Chancery of the State of Delaware (“Stuart”). We are named as a defendant along with our directors, among others. Stuart is a putative class action in which plaintiff alleges that the merger agreement unduly hinders obtaining the highest value for shares of our stock. Plaintiff also alleges that the merger is unfair. Plaintiff seeks to enjoin or rescind the merger, an accounting and damages along with costs and fees.

David Barfield v. Landry’s Restaurants, Inc. et al., was filed on June 27, 2008 in the Court of Chancery of the State of Delaware (“Barfield”). We are named in this case along with our directors, among others. Barfield is a putative class action in which plaintiff alleges that our directors aided and abetted Parent and Merger Sub, and have breached their fiduciary duties by failing to engage in a fair and reliable sales process leading up to the merger agreement. Plaintiff seeks to enjoin or rescind the transaction, an accounting and damages along with costs and fees.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

10. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended March 31,
	2009	2008
Revenue:
Restaurant and Hospitality	$200,275,650	$222,541,192
Gaming	56,014,333	69,780,116

Total	$256,289,983	$292,321,308

Unit level profit:
Restaurant and Hospitality	$51,742,748	$42,052,396
Gaming	12,718,155	18,517,136

Total	$64,460,903	$60,569,532

Depreciation, amortization and impairment:
Restaurant and Hospitality	$12,424,861	$12,423,373
Gaming	5,335,630	5,241,538

Total	$17,760,491	$17,664,911

Income before taxes:
Unit level profit	$64,460,903	$60,569,532
Depreciation, amortization and impairment	17,760,491	17,664,911
General and administrative	12,058,150	12,790,198
Gain on insurance claims	(3,482,897)	—
Loss (gain) on disposal of assets	(622,299)	—
Pre-opening expense	256,164	467,926
Interest expense, net	24,614,574	20,759,582
Other expenses (income)	4,134,412	5,304,404

Consolidated income from continuing operations before taxes	$9,742,308	$3,582,511

	March 31, 2009	December 31, 2008
Segment assets:
Restaurant and Hospitality	$775,916,276	$720,728,486
Gaming	620,239,961	601,475,227
Corporate and other (1)	170,644,841	193,120,377

	$1,566,801,078	$1,515,324,090

(1)	Includes intersegment eliminations and assets and liabilities related to discontinued operations

11. SUPPLEMENTAL GUARANTOR INFORMATION

In February 2009, we issued, in a private offering, $295.5 million of 14% senior secured notes due in 2011 (see Note 5 “Debt”). These notes are fully and unconditionally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

March 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,290,467	$3,922,498	$61,835,740	$—	$73,048,705
Accounts receivable—trade and other, net	—	7,687,175	9,781,111	(3,818,559)	13,649,727
Inventories	9,773,120	12,769,349	2,627,077	—	25,169,546
Deferred taxes	21,769,944	791,004	3,121,992	—	25,682,940
Assets related to discontinued operations	2,511,330	464,344	—	—	2,975,674
Other current assets	3,886,354	2,672,821	4,896,825	—	11,456,000

Total current assets	45,231,215	28,307,191	82,262,745	(3,818,559)	151,982,592

PROPERTY AND EQUIPMENT, net	10,012,485	660,190,604	612,568,087	—	1,282,771,176
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,928,106	8,470,126	28,426,222	—	38,824,454
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	755,298,439	(55,299,927)	(132,334,539)	(567,663,973)	—
OTHER ASSETS, net	24,135,545	1,982,158	48,577,606	—	74,695,309

Total assets	$836,605,790	$662,177,699	$639,500,121	$(571,482,532)	$1,566,801,078

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,305,361	$20,459,234	$20,871,377	$—	$63,635,972
Accrued liabilities	49,036,757	45,119,002	35,127,671	—	129,283,430
Income taxes payable	226,391	—	—	—	226,391
Current portion of long-term debt and other obligations	10,855,000	—	2,952,255	—	13,807,255
Liabilities related to discontinued operations	—	4,755,568	—	—	4,755,568

Total current liabilities	82,423,509	70,333,804	58,951,303	—	211,708,616

LONG-TERM NOTES, NET OF CURRENT PORTION	427,134,970	—	494,458,097	—	921,593,067
DEFERRED TAXES	—	—	17,008,066	(17,008,066)	—
OTHER LIABILITIES	22,133,525	21,777,652	84,674,432	—	128,585,609

Total liabilities	531,692,004	92,111,456	655,091,898	(17,008,066)	1,261,887,292

COMMITMENTS AND CONTINGENCIES

TOTAL EQUITY	304,913,786	570,066,243	(15,591,777)	(554,474,466)	304,913,786

Total liabilities and equity	$836,605,790	$662,177,699	$639,500,121	$(571,482,532)	$1,566,801,078

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,705,232	$46,595,810	$(1,234,237)	$51,066,805
Accounts receivable—trade and other, net	1,101,730	11,888,296	5,031,079	—	18,021,105
Inventories	9,704,247	13,308,701	3,148,144	—	26,161,092
Deferred taxes	23,786,393	1,107,582	3,107,292	—	28,001,267
Assets related to discontinued operations	2,509,248	464,345	—	—	2,973,593
Other current assets	2,482,521	2,348,472	4,271,036	—	9,102,029

Total current assets	39,584,139	34,822,628	62,153,361	(1,234,237)	135,325,891

PROPERTY AND EQUIPMENT, net	12,363,905	654,061,082	592,761,476	—	1,259,186,463
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,880,275	8,481,376	28,511,222	—	38,872,873
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	748,698,257	(75,162,135)	(148,438,505)	(525,097,617)	—
OTHER ASSETS, net	27,929,684	1,969,121	33,512,511	—	63,411,316

Total assets	$830,456,260	$642,699,619	$568,500,065	$(526,331,854)	$1,515,324,090

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,079,676	$20,756,949	$24,521,846	$—	$70,358,471
Accrued liabilities	48,074,063	50,450,283	37,026,220	(1,234,237)	134,316,329
Income taxes payable	2,784,703	—	—	—	2,784,703
Current portion of long-term debt and other obligations	7,503,833	—	1,249,073	—	8,752,906
Liabilities related to discontinued operations	—	5,149,365	—	—	5,149,365

Total current liabilities	83,442,275	76,356,597	62,797,139	(1,234,237)	221,361,774

LONG-TERM NOTES, NET OF CURRENT PORTION	426,698,317	—	435,677,112	—	862,375,429
DEFERRED TAXES	—	2,089,261	—	(2,089,261)	—
OTHER LIABILITIES	24,838,563	22,405,413	88,865,806	—	136,109,782

Total liabilities	534,979,155	100,851,271	587,340,057	(3,323,498)	1,219,846,985

COMMITMENTS AND CONTINGENCIES
TOTAL EQUITY	295,477,105	541,848,348	(18,839,992)	(523,008,356)	295,477,105

Total liabilities and equity	$830,456,260	$642,699,619	$568,500,065	$(526,331,854)	$1,515,324,090

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$476,465	$196,242,422	$4,470,938	$(914,175)	$200,275,650
Gaming:
Casino	—	—	35,968,289	—	35,968,289
Rooms	—	—	12,405,816	—	12,405,816
Food and beverage	—	—	10,486,228	—	10,486,228
Other	—	—	3,612,364	—	3,612,364
Promotional allowances	—	—	(6,458,364)	—	(6,458,364)

Net gaming revenue	—	—	56,014,333	—	56,014,333

Total revenue	476,465	196,242,422	60,485,271	(914,175)	256,289,983

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	49,144,994	518,531	—	49,663,525
Labor	—	57,178,363	817,345	—	57,995,708
Other operating expenses	(394,229)	40,912,151	1,269,922	(914,175)	40,873,669
Gaming:
Casino	—	—	19,620,490	—	19,620,490
Rooms	—	—	5,609,715	—	5,609,715
Food and beverage	—	—	5,701,286	—	5,701,286
Other	—	—	12,364,687	—	12,364,687
General and administrative expense	12,058,150	—	—	—	12,058,150
Depreciation and amortization	1,023,215	11,045,436	5,691,840	—	17,760,491
Gain on insurance claims	(3,482,897)	—	—	—	(3,482,897)
Loss (gain) on disposal of assets	(4,931)	—	(617,368)	—	(622,299)
Pre-opening expenses	—	256,164	—	—	256,164

Total operating costs and expenses	9,199,308	158,537,108	50,976,448	(914,175)	217,798,689

OPERATING INCOME	(8,722,843)	37,705,314	9,508,823	—	38,491,294
OTHER EXPENSES (INCOME):
Interest expense, net	15,968,323	—	8,646,251	—	24,614,574
Other, net	4,275,137	(121)	(140,604)	—	4,134,412

Total other expense	20,243,460	(121)	8,505,647	—	28,748,986

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(28,966,303)	37,705,435	1,003,176	—	9,742,308
PROVISION (BENEFIT) FOR INCOME TAXES	(7,299,833)	9,436,637	250,777	—	2,387,581

INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,666,470)	28,268,798	752,399	—	7,354,727
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(50,903)		—	(50,903)

EQUITY IN EARNINGS OF SUBSIDIARIES	28,970,294	—	—	(28,970,294)	—
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	230,578	—	—	—	230,578

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$7,073,246	$28,217,895	$752,399	$(28,970,294)	$7,073,246

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$1,370,535	$218,012,607	$4,191,479	$(1,033,429)	$222,541,192
Gaming:
Casino	—	—	42,811,817	—	42,811,817
Rooms	—	—	18,182,380	—	18,182,380
Food and beverage	—	—	12,135,840	—	12,135,840
Other	—	—	3,622,905	—	3,622,905
Promotional allowances	—	—	(6,972,826)	—	(6,972,826)

Net gaming revenue	—	—	69,780,116	—	69,780,116

Total revenue	1,370,535	218,012,607	73,971,595	(1,033,429)	292,321,308

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	58,109,955	759,013	—	58,868,968
Labor	—	65,257,971	1,087,735	—	66,345,706
Other operating expenses	733,155	53,764,557	1,809,839	(1,033,429)	55,274,122
Gaming:
Casino	—	—	22,059,279	—	22,059,279
Rooms	—	—	6,006,645	—	6,006,645
Food and beverage	—	—	7,171,799	—	7,171,799
Other	—	—	16,025,257	—	16,025,257
General and administrative expense	12,790,198	—	—	—	12,790,198
Depreciation and amortization	1,162,566	11,043,226	5,459,119	—	17,664,911
Pre-opening expenses	—	467,926	—	—	467,926

Total operating costs and expenses	14,685,919	188,643,635	60,378,686	(1,033,429)	262,674,811

OPERATING INCOME	(13,315,384)	29,368,972	13,592,909	—	29,646,497
OTHER EXPENSES (INCOME):
Interest expense, net	11,720,183	—	9,039,399	—	20,759,582
Other, net	220,725	450	5,083,229	—	5,304,404

Total other expense	11,940,908	450	14,122,628	—	26,063,986

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25,256,292)	29,368,522	(529,719)	—	3,582,511
PROVISION (BENEFIT) FOR INCOME TAXES	(6,812,245)	8,015,875	(142,494)	—	1,061,136

INCOME (LOSS) FROM CONTINUING OPERATIONS	(18,444,047)	21,352,647	(387,225)	—	2,521,375
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(928,802)	—	—	(928,802)

EQUITY IN EARNINGS OF SUBSIDIARIES	20,036,620	—	—	(20,036,620)	—
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	70,818	—	—	—	70,818

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$1,521,755	$20,423,845	$(387,225)	$(20,036,620)	$1,521,755

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Three months ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,073,246	$28,217,895	$752,399	$(28,970,294)	$7,073,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,036,084	11,032,566	5,691,841	—	17,760,491
Gain on disposition of assets	(4,931)	—	(617,368)	—	(622,299)
Gain on insurance claims	(3,482,897)	—	—	—	(3,482,897)
Change in assets and liabilities, net and other	16,567,860	(27,354,006)	(26,279,955)	30,204,531	(6,861,570)

Total adjustments	14,116,116	(16,321,440)	(21,205,482)	30,204,531	6,793,725

Net cash provided (used) by operating activities	21,189,362	11,896,455	(20,453,083)	1,234,237	13,866,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(2,034,995)	(13,679,189)	(26,780,115)	—	(42,494,299)
Proceeds from disposition of property and equipment	3,482,897	—	1,988,962	—	5,471,859

Net cash provided by (used in) investing activities	1,447,902	(13,679,189)	(24,791,153)	—	(37,022,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(37,416)	—	—	—	(37,416)
Proceeds from exercise of stock options	21,250	—	—	—	21,250
Payments of debt and related expenses, net	(3,832)	—	(61,288)	—	(65,120)
Financing proceeds	390,040,000	—	—	—	390,040,000
Repayment of bonds	(398,362,000)	—	—		(398,362,000)
Debt issuance costs	(17,350,710)	—	—	—	(17,350,710)
Proceeds from credit facility	56,572,965	—	93,545,454	—	150,118,419
Payments on credit facility	(46,227,054)	—	(33,000,000)	—	(79,227,054)

Net cash provided (used) in financing activities	(15,346,797)	—	60,484,166	—	45,137,369

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,290,467	(1,782,734)	15,239,930	1,234,237	21,981,900
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	5,705,232	46,595,810	(1,234,237)	51,066,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,290,467	$3,922,498	$61,835,740	$—	$73,048,705

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Three Months Ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,521,755	$20,423,845	$(387,225)	$(20,036,620)	$1,521,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,010,630	11,358,346	5,607,038	—	17,976,014
Gain on disposition of assets	—	(19,350)	—	—	(19,350)
Change in assets and liabilities, net and other	20,526,911	(23,470,615)	(6,677,621)	20,036,620	10,415,295

Total adjustments	21,537,541	(12,131,619)	(1,070,583)	20,036,620	28,371,959

Net cash provided (used) by operating activities	23,059,296	8,292,226	(1,457,808)	—	29,893,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(907,880)	(14,019,864)	(9,459,160)	—	(24,386,904)
Proceeds from disposition of property and equipment	—	5,394,894	—	—	5,394,894

Net cash provided by (used in) investing activities	(907,880)	(8,624,970)	(9,459,160)	—	(18,992,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(15,274)	—	—	—	(15,274)
Proceeds from exercise of stock options	6,361	—	—	—	6,361
Payments of debt and related expenses, net	(5,608)	—	(53,416)	—	(59,024)
Financing proceeds	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Proceeds from credit facility	38,000,000	—	21,000,000	—	59,000,000
Payments on credit facility	(48,000,000)	—	(15,000,000)	—	(63,000,000)
Dividends paid	(807,242)	—	—	—	(807,242)

Net cash provided by (used in) financing activities	(10,821,763)	—	5,946,584	—	(4,875,179)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,329,653	(332,744)	(4,970,384)	—	6,026,525
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,265,460	11,691,100	23,644,686	—	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,595,113	$11,358,356	$18,674,302	$—	$45,627,771

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants and gaming facilities. We locate our restaurants in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We focus on providing quality food at reasonable prices while offering a memorable atmosphere for our guests. As of March 31, 2009, we operated 173 restaurants, as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

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

The current economic conditions in the United States have continued to have a negative impact on our results of operations during 2009. A decline in discretionary spending attributable to tighter credit markets, increased unemployment, increased home foreclosures, the decline in the financial markets and other factors have impacted our customer’s level of spending on dining out, gaming, and tourism in general. It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and the extent to which our operations will be adversely affected.

Results of Operations

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Restaurant and hospitality:
Revenues	100.0%	100.0%
Cost of revenues	24.8%	26.5%
Labor	29.0%	29.8%
Other operating expenses (1)	20.4%	24.8%

Unit Level Profit (1)	25.8%	18.9%

Gaming:
Revenues	100.0%	100.0%
Casino costs	35.0%	31.6%
Rooms costs	10.0%	8.6%
Food and beverage costs	10.2%	10.3%
Other operating expenses (1)	22.1%	23.0%

Unit Level Profit (1)	22.7%	26.5%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Restaurant and Hospitality

Restaurant and hospitality revenues decreased $22,265,542, or 10%, from $222,541,192 to $200,275,650 for the three months ended March 31, 2009 compared to the prior year comparable period. The change in revenue is the result of the following approximate amounts: new restaurant openings—increase $6.9 million; same store sales (restaurants open all of the first quarter 2009 and 2008)—decrease $20.3 million; closed or sold restaurants—decrease $2.3 million and the remainder of the difference is attributable to the change in sales; hurricane closures – decrease $3.9 million for stores not open a full comparable period or other sales. The total number of units open as of March 31, 2009 and 2008 was 173 and 174, respectively.

Cost of revenues decreased $9,205,443, or 15.6%, from $58,868,968 to $49,663,525 for the three months ended March 31, 2009 as compared to the prior year period due in large part to the decline in revenues. Cost of revenues as a percentage of revenues for the three months ended March 31, 2009 decreased to 24.8% from 26.5% in 2008. This decrease is primarily the result of favorable commodity prices and cost control measures implemented during the latter part of 2008.

Labor expense decreased $8,349,998, or 12.6%, from $66,345,706 to $57,995,708 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due in large part to the decline in revenues. Labor expenses as a percentage of revenues for 2009 decreased to 29.0% from 29.8% in 2008. The decrease in labor resulted in part from cost control measures implemented during the latter part of 2008, partially offset by increases in the minimum wage.

Other operating expenses decreased $14,400,453 or 26.1%, from $55,274,122 to $40,873,669 for the three months ended March 31, 2009 as compared to the prior year period and such expenses decreased as a percentage of revenues to 20.4% in 2009 from 24.8% in 2008. These decreases primarily relate to decreased rent expense associated with a $7.5 million lease termination payment received from a landlord, decreased advertising and lower energy costs as compared to the comparable prior year period.

Gaming

Casino revenues decreased $6,843,528, or 16.0%, from $42,811,817 to $35,968,289 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease is primarily the result of reduced slot and table game activity in both Las Vegas and Laughlin.

Room revenues decreased $5,776,564, or 31.8%, from $18,182,380 to $12,405,816 for the three months ended March 31, 2009 as compared to the prior year period. This decrease is the result of reduced occupancy and average daily room rates in Las Vegas as compared to the prior year period.

Food and beverage revenues decreased $1,649,612, or 13.6%, from $12,135,840 to $10,486,228 for the three months ended March 31, 2009 as compared to the comparable prior year period. This decrease resulted from reduced visitor traffic and the temporary closure of certain outlets as a cost saving measure during the three months ended March 31, 2009.

Casino expenses decreased $2,438,789, or 11.1%, from $22,059,279 to $19,620,490 for the three months ended March 31, 2009 as compared to the comparable prior year period. This decrease is primarily the result of reduced payroll costs and promotional and complimentary expenses for both Las Vegas and Laughlin.

Food and beverage expenses decreased $1,470,513, or 20.5%, from $7,171,799 to $5,701,286 for the three months ended March 31, 2009 as compared to the comparable prior year period. This decrease resulted from reduced visitor traffic and the temporary closure of certain outlets as a cost saving measure during the three months ended March 31, 2009.

Other expenses decreased $3,660,570, or 22.8%, from $16,025,257 to $12,364,687 for the three months ended March 31, 2009 as compared to the comparable period in the prior year. This decrease resulted primarily from reduced payroll costs, entertainment expenses, operating supplies and utilities.

Consolidated

General and administrative expenses decreased $732,048 or 5.7%, from $12,790,198 to $12,058,150 for the three months ended March 31, 2009 as reduced corporate payroll costs were partially offset by increased legal and other professional fees associated with the terminated going private transaction. General and administrative expenses increased as a percentage of revenues to 4.7% in 2009 from 4.4% in 2008 as a result of the decline in revenues for the three month period ended March 31, 2009.

We recorded $3,482,697 as income representing insurance proceeds associated with Hurricane Ike that exceeded the recorded book value of the assets which were damaged.

Gains on disposals of fixed assets amounted to $622,299 for the three months ended March 31, 2009 as a result of a gain on the disposition of property in Galveston, Texas.

Pre-opening expenses decreased by $211,762, or 45.3%, from $467,926 to $256,164 for the three months ended March 31, 2009 as compared to the comparable prior year period. This decrease relates to the size of the units opening undertaken in 2009 compared with the prior year.

Net interest expense for the three months ended March 31, 2009 increased by $3,854,992, or 18.6%, from $20,759,582 to $24,614,574 as compared to the comparable prior year period. This increase is primarily due to higher effective borrowing rates and increased borrowings in 2009 associated with our refinancing and construction of the Golden Nugget tower, respectively.

Other expense decreased $1,169,992, or 22.1%, from $5,304,404 to $4,134,412 for the three months ended March 31, 2009 as compared to the comparable prior year period. The 2009 amount is primarily comprised of $4.0 million in call premiums associated with refinancing our 7.5% and 9.5% senior notes, whereas the prior year amount is primarily comprised of $4.7 million in non-cash charges related to interest rate swaps not considered hedges.

A provision for income taxes of $2,387,581 was recorded for three months ended March 31, 2009 compared with a provision of $1,061,136 for the three months ended March 31, 2008. The effective tax rate for 2009 was 24.5% compared to 29.6% for the prior year period as a result of lower expected earnings in 2009.

The after tax loss from discontinued operations decreased $877,899 from $928,802 to $50,903 for the three months ended March 31, 2009 as compared to the comparable prior year period. The losses in both periods consisted primarily of operating losses.

Liquidity and Capital Resources

On December 22, 2008, we entered into an $81.0 million interim senior secured credit facility. The interim senior secured credit facility provided for a $31.0 million senior secured term loan facility and a $50.0 million senior secured revolving credit facility, the proceeds of which were used to refinance the remaining outstanding indebtedness under our previously issued and outstanding senior credit facility and to pay related transaction fees and expenses.

On February 13, 2009, we completed the offering of $295.5 million in aggregate principal amount of 14.0% senior secured notes due 2011 (the “Notes”). The gross proceeds from the offering and sale of the Notes were $260.0 million. The Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all of our and the Guarantors’ assets. The Notes were issued pursuant to an indenture, dated as of February 13, 2009 (Indenture), among us, the Guarantors and Deutsche Bank Trust Company America, as Trustee and as Collateral Agent.

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

We and the Guarantors entered into a registration rights agreement, dated as of February 13, 2009 (Registration Rights Agreement) with Jefferies & Company, Inc. On May 8, 2009, we filed the registration statement with the SEC. Under the Registration Rights Agreement, we and the Guarantors have agreed to use our best efforts to file and cause to become effective a registration statement with respect to an offer to exchange the Notes for notes registered under the Securities Act of 1933, as amended (the Securities Act), having substantially identical terms as the Notes (except that additional interest provisions and transfer restrictions pertaining to the Notes will be deleted). If we fail to cause the registration statement relating to the exchange offer to become effective within the time periods specified in the Registration Rights Agreement, we will be required to pay additional interest on the Notes until the registration statement is declared effective.

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

Interest on the Credit Agreement accrues at a base rate (which is the greater of 5.50%, the Federal Funds Rate plus .50%, or Wells Fargo’s prime rate) plus a credit spread of 5.0%, or at our option, at the Eurodollar base rate of at least 3.5% plus a credit spread of 6.0%, and matures on May 13, 2011.

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

We used the proceeds from the Notes offering, together with borrowings under the Credit Agreement to refinance our existing $395.7 million aggregate principal amount of 9.5% senior notes due 2014 (the “9.5% Notes”) and $4.3 million aggregate principal amount of 7.5% senior notes due 2014 (the “7.5% Notes” and, together with the 9.5% Notes, the “Existing Notes”). As of March 31, 2009, $0.8 million of our 7.5% Notes and $0.9 million of our 9.5% Notes remained outstanding. In addition, we paid a redemption premium of approximately $4.0 million in connection with the repurchase of the Existing Notes.

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

In June 2007, our wholly owned unrestricted subsidiary, the Golden Nugget, completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread, 2.0% and 0.75%, respectively, at March 31, 2009. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread, 3.25% and 2.0%, respectively, at March 31, 2009. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009 with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash gain of approximately $0.4 million was recorded for the three months ended March 31, 2009, while a non-cash expense of $4.7 million associated with these swaps was recorded for the three months ended March 31, 2008.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of March 31, 2009, we were in compliance with all such covenants. As of March 31, 2009, our average interest rate on floating-rate debt was 10.9%, we had approximately $20.8 million in letters of credit outstanding, and our available borrowing capacity was $51.7 million.

As a primary result of the Golden Nugget refinancing and the Notes, we have incurred higher interest expense. We expect to incur additional interest expense in the future as we continue the Golden Nugget expansion and due to higher interest costs arising from our refinancing. We are constructing a hotel tower at the Golden Nugget—Las Vegas which we expect to complete by 2009 at an estimated cost of $140.0 million, funded primarily by the delayed draw term loan and operating cash flow.

Working capital, excluding discontinued operations, increased from a deficit of $83.9 million as of December 31, 2008 to a deficit of $57.9 million as of March 31, 2009 primarily due to an increase in cash and a reduction in accounts payable and accrued liabilities. These increases were partially offset by an increase in the current portion of long-term notes and other obligations. Cash flow to fund future operations, new restaurant development and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

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

Capital expenditures for the three months ended March 31, 2009 were $42.5 million, including $25.8 million for the Golden Nugget renovation. We expect capital expenditures to be approximately $86.0 million for the remainder of the year, primarily for the renovation of the Golden Nugget and new restaurants.

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

We operate approximately 173 restaurants and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, as interpreted by FIN 48. SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry forwards and certain temporary differences. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be recognized. We regularly assess the likelihood of realizing the deferred tax assets based on forecasts of future taxable income and available tax planning strategies that could be implemented and adjust the related valuation allowance if necessary.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, SFAS 141R requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 applies to the accounting for non-controlling interests (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS 160 on January 1, 2009 and have adjusted the presentation of our financial statements to reflect the effect of our non-controlling interests. As further described in Note 9, we have minority interests that include redemption provisions that are not solely within our control, commonly referred to as redeemable minority interests. EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (Topic D-98) requires that minority interests that are redeemable at the option of the holder be recorded outside of permanent equity at fair value, and the redeemable minority interests should be adjusted to their fair value at each balance sheet date through retained earnings. Upon our adoption of SFAS 160 and in conjunction with the provisions of Topic D-98, we recorded an adjustment to increase the carrying value of our redeemable minority interest with a corresponding charge retained earnings. The redeemable minority interest is recorded within accrued liabilities in the consolidated balance sheets.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delayed the effective date of SFAS No. 157, Fair Value Measurements for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The adoption of FSP FAS 157-2 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009 and have included the required expanded disclosures within this report.

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is being applied prospectively beginning January 1, 2009. The adoption of this Statement has not had a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not believe that implementation of SFAS.162 will have any effect on our consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In accordance with the FSP, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. Our participating securities are composed of unvested restricted stock. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. We applied the provisions of the FSP beginning on January 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the inclusion of participating securities in the calculation of basic earnings per common share for prior periods was not material.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”). This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements. The amendments expand the disclosure requirements of SFAS No. 107 and APB No. 28 about how an entity reports on fair value to be included in the summarized, interim financial statements. We do not anticipate that this FASB Staff Position will impact our consolidated financial position, cash flows or results of operations, and we will include the required disclosures beginning with our June 30, 2009 interim financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements. As we currently do not own any debt or equity securities, this Staff Position is not expected to impact our financial position, cash flows or results of operations. Should we own any such securities in the future, the provisions of this Staff Position will be applied.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4, which will become effective for the interim and annual reporting beginning in the second quarter 2009, provides additional guidance related to the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. We do not anticipate the implementation of this new accounting standard will significantly change our valuation or disclosure of financial and nonfinancial assets and liabilities under the scope of FAS 157.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination (FSP FAS 141(R)-1). FSP FAS 141(R)-1, which became effective for business combinations having an acquisition date on or after January 1, 2009, requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations.

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

Interest Rate Risk

Total debt at March 31, 2009 included $184.9 million of floating-rate debt attributed to borrowings at an average interest rate of 10.9%. As a result, our annual interest cost in 2009 will fluctuate based on short-term interest rates.

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

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 1.1%) would be approximately $2.0 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2009; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the three months ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

General Litigation

Following Mr. Fertitta’s proposal to acquire all of our outstanding stock, two putative class action lawsuits were filed as follows:

James F. Stuart, individually and on behalf of all others similarly situated v. Landry’s Restaurants, Inc. et al., was filed on June 26, 2008 in the Court of Chancery of the State of Delaware (“Stuart”). We are named as a defendant along with our directors, among others. Stuart is a putative class action in which plaintiff alleges that the merger agreement unduly hinders obtaining the highest value for shares of our stock. Plaintiff also alleges that the merger is unfair. Plaintiff seeks to enjoin or rescind the merger, an accounting and damages along with costs and fees.

David Barfield v. Landry’s Restaurants, Inc. et al., was filed on June 27, 2008 in the Court of Chancery of the State of Delaware (“Barfield”). We are named in this case along with our directors, among others. Barfield is a putative class action in which plaintiff alleges that our directors aided and abetted Parent and Merger Sub, and have breached their fiduciary duties by failing to engage in a fair and reliable sales process leading up to the merger agreement. Plaintiff seeks to enjoin or rescind the transaction, an accounting and damages along with costs and fees.

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

There have been no material changes to the Risk Factors disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March, July and November 2007, we authorized an additional $50.0 million, $75.0 million and $1.5 million, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 24.0 million shares of common stock for approximately $472.4 million through March 31, 2009.

All repurchases of our common stock during the quarter ended Marc 31, 2009 were made pursuant to our open market stock repurchase program. We have exhausted substantially all funds authorized for purchases under previously existing programs. The following table summarizes repurchases of our common stock during the quarter ended March 31, 2009 pursuant to our open market stock purchase program.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2009	3,072	$12.18	3,072	$63,932
February 1 - 28, 2009	—	$—	—	$63,932
March 1 - 31, 2009	—	$—	—	$63,932

Total shares purchased	3,072	$12.18	3,072	$63,932

ITEM 6.	Exhibits

The following Exhibits are set forth herein:

10.1	—Indenture, dated February 13, 2009, among the Company, the Guarantors and Deutsche Bank Trust America, as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Landry’s Restaurants, Inc. filed with the Commission on February 17, 2009.)

10.2	—Registration Rights Agreement, dated February 13, 2009, among the Company, the Guarantors, and the initial purchases party thereto (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Landry’s Restaurants, Inc. filed with the commission on February 17, 2009)

10.3	— Amended and Restated Credit Agreement, dated February 13, 2009, among the Company, Wells Fargo Foothill, LLC, as the Administrative Agent, Wells Fargo Foothill, LLC and Jefferies Finance LLC, as Co-Lead Arrangers and Co-Bookrunners, and Wells Fargo Foothill, LLC and Jefferies Finance LLC as Co-Syndication Agents (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Landry’s Restaurants, Inc. filed with the commission on February 17, 2009)

10.4	—Purchase Agreement, dated February 14, 2009 between the company, the Guarantors and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Landry’s Restaurants, Inc. filed with the commission on February 17, 2009)

12.1	—Ratio of Earnings to Fixed Charges

31.1	—Certification by Chief Executive Officer

31.2	—Certification by Chief Financial Officer

32	—Certification with respect to quarterly report of Landry’s Restaurants, Inc.

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

Date: May 11, 2009