Form 10-Q
period 2009-06-30
LANDRYS RESTAURANTS INC
filed 2009-08-10
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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

AS OF AUGUST 7, 2009 THERE WERE

16,142,551 SHARES OF $0.01 PAR VALUE

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2009.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,785,103	$51,066,805
Accounts receivable - trade and other, net	14,073,902	18,021,105
Inventories	24,680,020	26,161,092
Deferred taxes	26,184,613	28,001,267
Assets related to discontinued operations	2,986,377	2,973,593
Other current assets	14,982,845	9,102,029

Total current assets	148,692,860	135,325,891

PROPERTY AND EQUIPMENT, net	1,311,982,918	1,259,186,463
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	38,800,995	38,872,873
OTHER ASSETS, net	64,459,974	63,411,316

Total assets	$1,582,464,294	$1,515,324,090

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,035,477	$70,358,471
Accrued liabilities	145,131,162	134,316,329
Income taxes payable	3,016,135	2,784,703
Current portion of long-term notes and other obligations	15,579,815	8,752,906
Liabilities related to discontinued operations	4,177,677	5,149,365

Total current liabilities	235,940,266	221,361,774

LONG-TERM NOTES, NET OF CURRENT PORTION	915,292,994	862,375,429
OTHER LIABILITIES	107,756,314	136,109,782

Total liabilities	1,258,989,574	1,219,846,985

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,142,551 and 16,142,263, shares issued and outstanding, respectively	161,425	161,423
Additional paid-in capital	224,238,881	222,410,106
Retained earnings	128,841,187	116,244,708
Accumulated other comprehensive loss	(30,766,773)	(44,339,132)

Total stockholders’ equity	322,474,720	294,477,105

Noncontrolling interest	1,000,000	1,000,000

Total equity	323,474,720	295,477,105

Total liabilities and equity	$1,582,464,294	$1,515,324,090

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Restaurant and hospitality	$225,508,163	$241,570,829	$425,783,813	$464,112,021
Gaming:
Casino	34,427,793	40,268,189	70,396,082	83,080,006
Rooms	12,441,637	16,548,192	24,847,453	34,730,572
Food and beverage	11,718,082	12,428,838	22,204,310	24,564,678
Other	4,109,943	3,600,419	7,722,307	7,223,324
Promotional allowances	(6,200,277)	(6,314,192)	(12,658,641)	(13,287,018)

Net gaming revenue	56,497,178	66,531,446	112,511,511	136,311,562

Total revenue	282,005,341	308,102,275	538,295,324	600,423,583

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	54,105,878	62,916,685	103,769,403	121,785,653
Labor	64,189,889	68,779,253	122,185,597	135,124,959
Other operating expenses	55,169,808	59,165,237	96,043,477	114,439,359
Gaming:
Casino	17,511,110	20,310,724	37,131,600	42,370,003
Rooms	5,772,122	6,442,130	11,381,837	12,448,775
Food and beverage	6,732,630	7,468,472	12,433,916	14,640,271
Other	14,007,287	15,000,895	26,371,974	31,026,152
General and administrative expense	12,622,404	12,353,190	24,680,554	25,143,388
Depreciation and amortization	17,701,207	17,710,613	35,461,698	35,375,524
Asset impairment expense	—	1,593,141	—	1,593,141
Gain on insurance claims	(520,751)	—	(4,003,648)	—
Gain on disposal of assets	(741,016)	—	(1,363,315)	—
Pre-opening expenses	459,398	372,424	715,562	840,350

Total operating costs and expenses	247,009,966	272,112,764	464,808,655	534,787,575

OPERATING INCOME	34,995,375	35,989,511	73,486,669	65,636,008
OTHER EXPENSE (INCOME):
Interest expense, net	28,542,043	19,924,731	53,156,617	40,684,313
Other, net	(4,690,409)	(4,156,481)	(555,997)	1,147,923

Total other expense	23,851,634	15,768,250	52,600,620	41,832,236

Income from continuing operations before income taxes	11,143,741	20,221,261	20,886,049	23,803,772
Provision for income taxes	2,546,832	6,216,541	4,934,413	7,277,677

Income from continuing operations	8,596,909	14,004,720	15,951,636	16,526,095
Loss from discontinued operations, net of taxes	(47,867)	(133,134)	(98,770)	(1,061,936)

Net income	8,549,042	13,871,586	15,852,866	15,464,159
Less: Net income attributable to noncontrolling interest	283,730	—	514,308	70,818

Net income attributable to Landry's	$8,265,312	$13,871,586	$15,338,558	$15,393,341

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

EARNINGS (LOSS) PER SHARE INFORMATION

Amounts attributable to Landry’s:
BASIC
Income (loss) from continuing operations	$0.52	$0.87	$0.96	$1.02
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.07)

Net income (loss)	$0.51	$0.86	$0.95	$0.95

Weighted average number of common shares outstanding	16,140,000	16,140,000	16,140,000	16,140,000
DILUTED
Income (loss) from continuing operations	$0.51	$0.86	$0.96	$1.00
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.06)

Net income (loss)	$0.50	$0.85	$0.95	$0.94

Weighted average number of common and common share equivalents outstanding	16,205,000	16,370,000	16,180,000	16,380,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2008	16,142,263	$161,423	$222,410,106	$116,244,708	$(44,339,132)	$1,000,000	$295,477,105
Comprehensive income:
Net income attributable to Landry’s	—	—	—	15,338,558	—	—	15,338,558
Gain on interest rate swaps, net of tax expense of $7,308,193	—	—	—	—	13,572,359	—	13,572,359

Total comprehensive income							28,910,917
Redeemable minority interest in equity of subsidiaries	—	—	—	(2,725,641)	—	—	(2,725,641)
Issuance of restricted stock	3,000	30	(30)	—	—	—	—
Exercise of stock options	3,516	35	30,593	—	—	—	30,628
Forfeiture of restricted stock	(2,140)	(22)	22	—	—	—	—
Purchase of common stock held for treasury	(4,088)	(41)	(31,452)	(16,438)	—	—	(47,931)
Stock based compensation expense	—	—	1,829,642	—	—	—	1,829,642

Balance, June 30, 2009	16,142,551	$161,425	$224,238,881	$128,841,187	$(30,766,773)	$1,000,000	$323,474,720

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Landry’s	$15,338,558	$15,393,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,461,698	35,784,927
Asset impairment expense	—	1,593,141
(Gain) loss on disposition of assets	(1,363,315)	25,137
Gain on insurance claims	(4,003,648)	—
Changes in assets and liabilities, net and other	14,538,298	2,145,759

Total adjustments	44,633,033	39,548,964

Net cash provided by operating activities	59,971,591	54,942,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(92,419,176)	(53,491,952)
Proceeds from disposition of property and equipment	10,331,599	8,630,224

Net cash used in investing activities	(82,087,577)	(44,861,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(47,931)	(15,274)
Proceeds from exercise of stock options	30,628	6,361
Payments of debt	(3,065,026)	(122,495)
Financing proceeds	390,040,000	—
Repayment of bonds	(398,362,000)	—
Debt issuance costs	(17,639,190)	—
Proceeds from credit facility	223,693,852	140,000,000
Payments on credit facility	(157,816,049)	(142,000,000)
Dividends paid	—	(1,614,369)

Net cash provided by (used in) financing activities	36,834,284	(3,745,777)
NET INCREASE IN CASH AND EQUIVALENTS	14,718,298	6,334,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,066,805	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,785,103	$45,936,046

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$36,972,937	$39,713,918
Income taxes	$638,958	$(3,240,689)

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2009, consist of interest rate swaps (Note 5), for which the lowest level of input significant to their fair value measurement is Level 2. As of June 30, 2009, the fair value of the interest rate swap liabilities totaled $62.1 million, of which $47.3 million are designated and qualify as hedges and the remaining $14.8 million do not qualify as hedges. These amounts, net of taxes, are recorded as other long term liabilities in our consolidated balance sheets.

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

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
9.5% Senior Notes due December 2014	$855,000	$808,506	$395,662,000	$367,965,660
7.5% Senior Notes due December 2014	783,000	637,049	4,338,000	3,261,482
14.0% Senior Notes due August 2011	264,359,965	251,141,967	—	—
Libor + 2.0% First Lien Term Loan due June 2014	327,133,236	222,450,600	249,515,152	72,359,394
Libor + 3.25% Second Lien Term Loan due December 2014	165,000,000	67,650,000	165,000,000	17,325,000
Libor + 6.0% with Libor no less than 3.5% Term Loan due March 2011	158,449,246	157,657,000	30,015,514	30,015,514
Libor + 2.0% Revolving credit facility due June 2013	—	—	8,000,000	2,320,000
Libor + 2.0% Revolving credit facility due March 2011	—	—	4,182,803	4,182,803
7.0% Seller note due November 2010	4,000,000	3,524,630	4,000,000	2,899,151
9.39% non-recourse note payable due May 2010	10,292,362	10,280,919	10,411,034	10,403,241

	$930,872,809	$714,150,671	$871,124,503	$510,732,245

Reclassifications

Certain prior year amounts have been reclassified within our financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, SFAS 141R requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 applies to the accounting for non-controlling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS 160 on January 1, 2009 and have retroactively adjusted the presentation of our financial statements to reflect the effect of our non-controlling interests in a single restaurant operation. As further described in Note 9, we also have minority interests that include redemption provisions that are not solely within our control, commonly referred to as redeemable minority interests. EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (Topic D-98) requires that minority interests that are redeemable at the option of the holder be recorded outside of permanent equity at fair value, and the redeemable minority interests should be adjusted to their fair value at each balance sheet date through retained earnings. Upon our adoption of SFAS 160 and in conjunction with the provisions of Topic D-98, we recorded an adjustment to increase the carrying value of our redeemable minority interest with a corresponding charge to retained earnings. The redeemable minority interest is recorded within accrued liabilities in the consolidated balance sheets.

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

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is being applied prospectively beginning January 1, 2009, and the adoption has not had a material impact on our consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In accordance with the FSP, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, our unvested awards of restricted stock are required to be included in the calculation of basic earnings per common share. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. We applied the provisions of the FSP beginning on January 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the inclusion of participating securities in the calculation of basic earnings per common share for prior periods was not material.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”). This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements. The amendments expand the disclosure requirements of SFAS No. 107 and APB No. 28 about how an entity reports on fair value to be included in the summarized, interim financial statements. This FASB Staff Position did not impact our consolidated financial position, cash flows or results of operations, and we have included the required disclosures within these June 30, 2009 interim financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements. As we currently do not own any debt or equity securities, this Staff Position did not impact our financial position, cash flows or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4, which is effective for our reporting periods beginning with our second quarter of 2009 interim financial statements, provides additional guidance related to the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. The implementation of this new accounting standard did not significantly change our valuation or disclosure of financial and nonfinancial assets and liabilities under the scope of FAS 157.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination (FSP FAS 141(R)-1). FSP FAS 141(R)-1, which became effective for business combinations having an acquisition date on or after January 1, 2009, requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations in the future.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on our consolidated financial statements for the three months ended June 30, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact this standard may have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretations No. 46(R) (SFAS 167). SFAS 167 revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the potential impact SFAS No. 167 may have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. We do not believe its implementation will have a material impact on our consolidated financial statements.

2. HURRICANE IKE

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. The Kemah and Galveston properties had been a significant driver of our overall performance in 2008. All Houston, Galveston and Kemah restaurants have reopened. The difference between impairments of book value arising from Hurricane Ike damage and the associated insurance proceeds resulted in the recognition of a $0.5 million and a $4.0 million gain during the three and six month period ended June 30, 2009, respectively.

We also maintain business interruption insurance coverage and have recorded approximately $0.2 million in recoveries during the six months ended June 30, 2009 related to lost profits at our affected locations in Galveston and the Kemah Boardwalk. This amount was recorded as revenue in our consolidated financial statements.

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

The results of discontinued operations for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$—	$3,811,071	$—	$7,566,800
Loss from discontinued operations before income taxes	(76,710)	(204,822)	(158,285)	(1,633,748)
Income tax benefit on discontinued operations	(28,843)	(71,688)	(59,515)	(571,812)

Net loss from discontinued operations	$(47,867)	$(133,134)	$(98,770)	$(1,061,936)

We continually monitor unfavorable cash flows, if any, relating to under performing restaurants. Periodically, we may conclude certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. No impairment charges were recorded during the three and six months ended June 30, 2009.

4. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2009	December 31, 2008
Payroll and related costs	$30,249,660	$22,345,794
Rent and insurance	32,352,105	29,384,290
Taxes, other than payroll and income taxes	16,646,538	20,214,428
Deferred revenue (gift cards and certificates)	15,470,438	25,091,978
Accrued interest	17,771,061	2,612,258
Casino deposits, outstanding chips and other gaming	8,880,914	10,237,310
Other	23,760,446	24,430,271

	$145,131,162	$134,316,329

5. DEBT

On December 22, 2008, we entered into an $81.0 million interim senior secured credit facility. The interim senior secured credit facility provided for a $31.0 million senior secured term loan facility and a $50.0 million senior secured revolving credit facility, the proceeds of which were used to refinance the outstanding indebtedness under our previously issued and outstanding senior credit facility and to pay related transaction fees and expenses.

We subsequently entered into a $215.6 million Amended and Restated Credit Agreement dated as of February 13, 2009 (the Credit Agreement) which replaced the interim senior secured credit facility. The Credit Agreement provides for a term loan of $165.6 million and a revolving credit line of $50.0 million. The obligations under the Credit Agreement are unconditionally guaranteed by the Guarantors defined below, and are secured by a first lien position on substantially all of our assets and the assets of the Guarantors.

Interest on the Credit Agreement accrues at a base rate (which is the greater of 5.50%, the Federal Funds Rate plus .50%, or Wells Fargo’s prime rate) plus a credit spread of 5.0%, or at our option, at the Eurodollar base rate of at least 3.5% plus a credit spread of 6.0%, and matures on May 13, 2011.

The Credit Agreement contains covenants that limit our and the Guarantors’ ability to, among other things, incur or guarantee additional indebtedness; create liens; make capital expenditures; pay dividends on, or repurchase, stock; make certain types of investments; sell assets or merge with other companies. The Credit Agreement contains financial covenants, including a maximum leverage ratio, a maximum senior leverage ratio, and a minimum fixed charge coverage ratio.

On February 13, 2009, we completed the offering of $295.5 million in aggregate principal amount of 14.0% senior secured notes due 2011 (the Notes). The gross proceeds from the sale of the Notes were $260.0 million. The Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all of our and the Guarantors’ assets. The Notes were issued pursuant to an indenture, dated as of February 13, 2009 (Indenture), among us, the Guarantors and Deutsche Bank Trust Company America, as Trustee and as Collateral Agent. On July 10, 2009, we and the Guarantors filed a registration statement with respect to an offer to exchange the Notes for notes registered under the Securities Act of 1933, as amended (the “Securities Act”), having substantially identical terms as the Notes.

The Notes will mature on August 15, 2011. Interest on the Notes accrue from February 13, 2009, at a fixed interest rate of 14.0% to be paid twice a year, on each February 15th and August 15th, beginning August 15, 2009. We may redeem the Notes any time at par, plus accrued interest. We are required to offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest, if we experience a change in control as defined in the Indenture.

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

We used the proceeds from the Notes offering, together with borrowings under the Credit Agreement to refinance our existing $395.7 million aggregate principal amount of 9.5% senior notes due 2014 (the “9.5% Notes”) and $4.3 million aggregate principal amount of 7.5% senior notes due 2014 (the “7.5% Notes” and, together with the 9.5% Notes, the “Existing Notes”). As of June 30, 2009, $0.8 million of our 7.5% Notes and $0.9 million of our 9.5% Notes remained outstanding. In addition, we paid a redemption premium of approximately $4.0 million in connection with the repurchase of the Existing Notes.

In connection with the refinancing of our Existing Notes, on December 23, 2008, we commenced separate cash tender offers (each a “tender offer” and together, the “tender offers”) to purchase any and all of our outstanding 9.5% Notes and 7.5% Notes for a purchase price of 101% of the principal amount thereof. In conjunction with the tender offers, we solicited consents of at least a majority of the aggregate principal amount of each of the outstanding 9.5% Notes and 7.5% Notes to certain proposed amendments to each of the indentures governing the 9.5% Notes and 7.5% Notes to eliminate most of the restrictive covenants and certain events of default and to amend certain other provisions contained in the indentures and notes related thereto. We executed supplemental indentures with U.S. Bank National Association, as trustee, to effectuate the proposed amendments to the indentures governing the Existing Notes, which became operative upon the consummation of the Notes offering.

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

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (the “Golden Nugget”), completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at June 30, 2009. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at June 30, 2009. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. At June 30, 2009 these swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in Accumulated other comprehensive loss at June 30, 2009 and December 31, 2008 are unrealized losses, net of income taxes, totaling $30.8 million and $44.3 million, respectively, related to these hedges. The impact of these interest rate swaps was an increase to interest expense of $5.5 million and $2.7 million during the three months ended June 30, 2009 and 2008, respectively, and $11.0 million and $4.4 million during the six months ended June 30, 2009 and 2008, respectively. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash gain of approximately $4.5 million and $4.4 million was recorded for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 we recorded a non-cash gain of $4.9 million and an expense of $0.2 million for the six months ended June 30, 2008.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. In addition, the Golden Nugget debt agreement requires a parent contribution if the leverage ratio, as defined, falls below a predetermined level through December 31, 2009. The contribution is required to be made within 10 days of reporting the Golden Nugget quarterly results to the lenders. As a result of reduced operating results combined with additional borrowings for construction of the new tower, we contributed approximately $12.7 million in cash to the Golden Nugget in May 2009 and expect to contribute approximately $6.0 million in August 2009. As of June 30, 2009, we were in compliance with all such covenants and had approximately $20.7 million in letters of credit outstanding, and our available borrowing capacity was $76.3 million.

Long-term debt is comprised of the following:

	June 30, 2009	December 31, 2008
$50.0 million revolving credit facility, Libor + 2.0%, due March 2011	$—	$4,182,803
$165.6 million Term loan, Libor + 6.0% with Libor no less than 3.5%, 9.5% interest paid quarterly, principal paid quarterly beginning June 30, 2009, due March 2011	158,449,246	30,015,514
Senior Notes, 14.0% interest only, due August 2011	264,359,965	—
Senior Notes, 9.5% interest only, due December 2014	855,000	395,662,000
Senior Notes, 7.5% interest only, due December 2014	783,000	4,338,000
$47.0 million revolving credit facility, Libor + 2.0%, due June 2013	—	8,000,000
$327.0 million First Lien Term Loan, Libor + 2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2014	327,133,236	249,515,152
$165.0 million Second Lien Term Loan, Libor + 3.25%, interest only, due December 2014	165,000,000	165,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,292,362	10,411,034
Other long-term notes payable with various interest rates, principal and interest paid monthly	—	3,832
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000

Total debt	930,872,809	871,128,335
Less current portion	15,579,815	8,752,906

Long-term portion	$915,292,994	$862,375,429

6. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Amounts attributable to Landry’s:
Income (loss) from continuing operations	$8,313,179	$14,004,720	$15,437,328	$16,455,277
Loss from discontinued operations	(47,867)	(133,134)	(98,770)	(1,061,936)

Net income (loss)	$8,265,312	$13,871,586	$15,338,558	$15,393,341

Weighted average common shares outstanding—basic	16,140,000	16,140,000	16,140,000	16,140,000
Dilutive common stock equivalents:
Stock options	65,000	230,000	40,000	240,000

Weighted average common and common share equivalents outstanding—diluted	16,205,000	16,370,000	16,180,000	16,380,000
Earnings (loss) per share—basic
Income from continuing operations	$0.52	$0.87	$0.96	$1.02
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)	(0.07)

Net income	$0.51	$0.86	$0.95	$0.95

Earnings (loss) per share—diluted
Income from continuing operations	$0.51	$0.86	$0.96	$1.00
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)	(0.06)

Net income	$0.50	$0.85	$0.95	$0.94

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities . In accordance with the FSP, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, our unvested awards of restricted stock are required to be included in the calculation of basic earnings per common share. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. The basic and diluted earnings per share amounts have been retroactively adjusted for all periods presented.

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

For the three months ended June 30, 2009 and 2008, total stock-based compensation expense, which includes both stock options and restricted stock, totaled $0.9 million and $1.0 million, respectively. For the six months ended June 30, 2009 and 2008, total stock-based compensation expense totaled $1.8 million and $2.1 million, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

8. INCOME TAXES

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As of January 1, 2009, we had approximately $15.7 million of unrecognized tax benefits, including $2.3 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. There were no material changes in unrecognized benefits for the six months ended June 30, 2009. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions at June 30, 2009. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

9. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of June 30, 2009, we had future development, land purchases and construction commitments anticipated to be expended within the next 12 months of approximately $60.5 million, including construction of certain new restaurants and the construction of a hotel tower at the Golden Nugget – Las Vegas. We estimate aggregate capital expenditures for the remainder of the year to be $45.8 million, most of which relates to the tower.

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

Other Commitments

On February 24, 2006, we acquired 80% of T-Rex Cafe, Inc. from Schussler Creative, Inc. (SCI). The agreement with SCI provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us at a calculated amount as determined in the agreement no earlier than January 2010. We are recording the estimated amount as an increase to non-controlling interests liability and a decrease to retained earnings in our consolidated balance sheets as of June 30, 2009.

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded expenses of $3.3 million and $4.0 million for the three months ended June 30, 2009 and 2008, respectively and $6.8 million and $7.5 million for the six months ended June 30, 2009 and 2008, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future default under any of such leased locations, we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and/or cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $67.8 million at June 30, 2009. We have recorded a liability of $5.7 million with respect to these obligations.

We manage and operate the Galveston Island Convention Center in Galveston, Texas. In connection with the Galveston Island Convention Center Management Contract (“Contract”), we agreed to fund operating losses, if any, subject to certain rights of reimbursement. Under the Contract, we have the right to one-half of any profits generated by the operation of the Convention Center.

Litigation and Claims

Following Mr. Fertitta’s proposal to acquire all of our outstanding stock in 2008, two putative class action lawsuits were filed as follows:

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

David Barfield v. Landry’s Restaurants, Inc. et al., was filed on June 27, 2008 in the Court of Chancery of the State of Delaware (“Barfield”). We are named in this case along with our directors, among others. Barfield is a putative class action in which plaintiff alleges that our directors aided and abetted Fertitta Holdings, Inc. and Fertitta Acquisition Co. (Parent and Merge Sub, respectively), and have breached their fiduciary duties by failing to engage in a fair and reliable sales process leading up to the merger agreement. Plaintiff seeks to enjoin or rescind the transaction, an accounting and damages along with costs and fees.

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

On February 5, 2009, a purported class action and derivative lawsuit entitled Louisiana Municipal Police Employee’s Retirement System on behalf of itself and all other similarly situated shareholders of Landry’s Restaurant’s, Inc. and derivatively on behalf of minimal defendant Landry’s Restaurant’s, Inc. was brought against all members of our Board of Directors, Parent, and Merger Sub in the Court at Chancery of the State of Delaware. The lawsuit alleges, among other things, a breach of a fiduciary duty by the directors for renegotiating the Merger Agreement with the Fertitta entities, allowing Mr. Fertitta to acquire shares of stock in the Company and gain majority control thereof, and terminating the Merger Agreement without requiring payment of the reverse termination fee. The suit seeks consummation of the merger buyout at $21.00 a share or damages representing the difference between $21.00 per share and the price at which class members sold their stock in the open market, or damages for allowing Mr. Fertitta to acquire control of the Company without paying a control premium, or alternately requiring payment of the reverse termination fee or damages for the devaluation of the Company’s stock. We believe that the action is without merit and intend to contest this matter vigorously.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

10. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Restaurant and Hospitality	$225,508,163	$241,570,829	$425,783,813	$464,112,021
Gaming	56,497,178	66,531,446	112,511,511	136,311,562

Total	$282,005,341	$308,102,275	$538,295,324	$600,423,583

Unit level profit:
Restaurant and Hospitality	$52,042,588	$50,709,654	$103,785,336	$92,762,050
Gaming	12,474,029	17,309,225	25,192,184	35,826,361

Total	$64,516,617	$68,018,879	$128,977,520	$128,588,411

Depreciation, amortization and impairment:
Restaurant and Hospitality	$12,358,543	$14,017,133	$24,783,404	$26,440,507
Gaming	5,342,664	5,286,621	10,678,294	10,528,158

Total	$17,701,207	$19,303,754	$35,461,698	$36,968,665

Income before taxes:
Unit level profit	$64,516,617	$68,018,879	$128,977,520	$128,588,411
Depreciation, amortization and impairment	17,701,207	19,303,754	35,461,698	36,968,665
General and administrative	12,622,404	12,353,190	24,680,554	25,143,388
Gain on insurance claims	(520,751)	—	(4,003,648)	—
Loss (gain) on disposal of assets	(741,016)	—	(1,363,315)	—
Pre-opening	459,398	372,424	715,562	840,350
Interest expense, net	28,542,043	19,924,731	53,156,617	40,684,313
Other expenses (income)	(4,690,409)	(4,156,481)	(555,997)	1,147,923

Consolidated income from continuing operations before taxes	$11,143,741	$20,221,261	$20,886,049	$23,803,772

			June 30, 2009	December 31, 2008
Segment assets:
Restaurant and Hospitality			$726,055,321	$720,728,486
Gaming			644,980,621	601,475,227
Corporate and other (1)			211,428,352	193,120,377

			$1,582,464,294	$1,515,324,090

(1)	Includes intersegment eliminations and assets and liabilities related to discontinued operations

11. SUPPLEMENTAL GUARANTOR INFORMATION

In February 2009, we issued $295.5 million of 14% senior secured notes due in 2011 (see Note 5 “Debt”). These notes are fully and unconditionally guaranteed by us and the Guarantors.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of the Guarantor, subsidiaries and our Non-guarantor subsidiaries on a combined basis with eliminating entries.

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

June 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,115,305	$62,754,708	$(1,084,910)	$65,785,103
Accounts receivable—trade and other, net	2,797,602	6,178,564	5,097,736	—	14,073,902
Inventories	9,193,544	13,029,447	2,457,029	—	24,680,020
Deferred taxes	21,864,886	1,183,034	3,136,693	—	26,184,613
Assets related to discontinued operations	2,520,286	466,091	—	—	2,986,377
Other current assets	7,205,144	2,793,169	4,984,532	—	14,982,845

Total current assets	43,581,462	27,765,610	78,430,698	(1,084,910)	148,692,860

PROPERTY AND EQUIPMENT, net	9,460,927	660,607,941	641,914,050	—	1,311,982,918
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,991,592	8,468,181	28,341,222	—	38,800,995
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	760,175,440	(21,084,547)	(139,883,683)	(599,207,210)	—
OTHER ASSETS, net	38,809,675	51,072	25,599,227	—	64,459,974

Total assets	$854,019,096	$694,335,804	$634,401,514	$(600,292,120)	$1,582,464,294

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,773,815	$20,860,877	$28,400,785	$—	$68,035,477
Accrued liabilities	61,538,908	48,890,678	35,786,486	(1,084,910)	145,131,162
Income taxes payable	1,430,489	—	1,585,646	—	3,016,135
Current portion of long-term debt and other obligations	12,105,000	—	3,474,815	—	15,579,815
Liabilities related to discontinued operations	—	4,177,677	—	—	4,177,677

Total current liabilities	93,848,212	73,929,232	69,247,732	(1,084,910)	235,940,266

LONG-TERM NOTES, NET OF CURRENT PORTION	412,342,211	—	502,950,783	—	915,292,994
OTHER LIABILITIES	24,353,953	20,209,124	63,193,237	—	107,756,314

Total liabilities	530,544,376	94,138,356	635,391,752	(1,084,910)	1,258,989,574

COMMITMENTS AND CONTINGENCIES
TOTAL EQUITY	323,474,720	600,197,448	(990,238)	(599,207,210)	323,474,720

Total liabilities and equity	$854,019,096	$694,335,804	$634,401,514	$(600,292,120)	$1,582,464,294

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,705,232	$46,595,810	$(1,234,237)	$51,066,805
Accounts receivable—trade and other, net	1,101,730	11,888,296	5,031,079	—	18,021,105
Inventories	9,704,247	13,308,701	3,148,144	—	26,161,092
Deferred taxes	23,786,393	1,107,582	3,107,292	—	28,001,267
Assets related to discontinued operations	2,509,248	464,345	—	—	2,973,593
Other current assets	2,482,521	2,348,472	4,271,036	—	9,102,029

Total current assets	39,584,139	34,822,628	62,153,361	(1,234,237)	135,325,891

PROPERTY AND EQUIPMENT, net	12,363,905	654,061,082	592,761,476	—	1,259,186,463
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,880,275	8,481,376	28,511,222	—	38,872,873
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	750,833,921	(122,866,613)	(153,010,055)	(474,957,253)	—
OTHER ASSETS, net	26,794,020	1,969,121	34,648,175	—	63,411,316

Total assets	$831,456,260	$594,995,141	$565,064,179	$(476,191,490)	$1,515,324,090

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,079,676	$20,756,949	$24,521,846	$—	$70,358,471
Accrued liabilities	48,074,063	50,450,283	37,026,220	(1,234,237)	134,316,329
Income taxes payable	2,784,703	—	—	—	2,784,703
Current portion of long-term debt and other obligations	7,503,833	—	1,249,073	—	8,752,906
Liabilities related to discontinued operations	—	5,149,365	—	—	5,149,365

Total current liabilities	83,442,275	76,356,597	62,797,139	(1,234,237)	221,361,774

LONG-TERM NOTES, NET OF CURRENT PORTION	426,698,317	—	435,677,112	—	862,375,429
DEFERRED TAXES	—	2,089,261	—	(2,089,261)	—
OTHER LIABILITIES	25,838,563	21,405,413	88,865,806	—	136,109,782

Total liabilities	535,979,155	99,851,271	587,340,057	(3,323,498)	1,219,846,985

COMMITMENTS AND CONTINGENCIES
TOTAL EQUITY	295,477,105	495,143,870	(22,275,878)	(472,867,992)	295,477,105

Total liabilities and equity	$831,456,260	$594,995,141	$565,064,179	$(476,191,490)	$1,515,324,090

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$511,813	$222,346,836	$3,406,034	$(756,520)	$225,508,163
Gaming:
Casino	—	—	34,427,793	—	34,427,793
Rooms	—	—	12,441,637	—	12,441,637
Food and beverage	—	—	11,718,082	—	11,718,082
Other	—	—	4,109,943	—	4,109,943
Promotional allowances	—	—	(6,200,277)	—	(6,200,277)

Net gaming revenue	—	—	56,497,178	—	56,497,178

Total revenue	511,813	222,346,836	59,903,212	(756,520)	282,005,341

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	53,610,512	495,366	—	54,105,878
Labor	—	63,308,614	881,275	—	64,189,889
Other operating expenses	(75,322)	54,725,971	1,275,679	(756,520)	55,169,808
Gaming:
Casino	—	—	17,511,110	—	17,511,110
Rooms	—	—	5,772,122	—	5,772,122
Food and beverage	—	—	6,732,630	—	6,732,630
Other	—	—	14,007,287	—	14,007,287
General and administrative expense	12,622,404	—	—	—	12,622,404
Depreciation and amortization	935,411	10,913,275	5,852,521	—	17,701,207
Gain on insurance claims	(158,788)	—	(361,963)	—	(520,751)
Loss (gain) on disposal of assets	—	—	(741,016)	—	(741,016)
Pre-opening expenses	—	459,398	—	—	459,398

Total operating costs and expenses	13,323,705	183,017,770	51,425,011	(756,520)	247,009,966

OPERATING INCOME	(12,811,892)	39,329,066	8,478,201	—	34,995,375
OTHER EXPENSES (INCOME):
Interest expense, net	20,417,036	(69)	8,125,076	—	28,542,043
Other, net	(411,144)	—	(4,279,265)	—	(4,690,409)

Total other expense	20,005,892	(69)	3,845,811	—	23,851,634

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(32,817,784)	39,329,135	4,632,390	—	11,143,741
PROVISION (BENEFIT) FOR INCOME TAXES	(7,710,625)	9,150,063	1,107,394	—	2,546,832

INCOME (LOSS) FROM CONTINUING OPERATIONS	(25,107,159)	30,179,072	3,524,996	—	8,596,909
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(47,867)	—	—	(47,867)

EQUITY IN EARNINGS OF SUBSIDIARIES	33,656,201	—	—	(33,656,201)	—
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	283,730	—	—	—	283,730

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$8,265,312	$30,131,205	$3,524,996	$(33,656,201)	$8,265,312

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$564,676	$238,482,492	$3,386,520	$(862,859)	$241,570,829
Gaming:
Casino	—	—	40,268,189	—	40,268,189
Rooms	—	—	16,548,192	—	16,548,192
Food and beverage	—	—	12,428,838	—	12,428,838
Other	—	—	3,600,419	—	3,600,419
Promotional allowances	—	—	(6,314,192)	—	(6,314,192)

Net gaming revenue	—	—	66,531,446	—	66,531,446

Total revenue	564,676	238,482,492	69,917,966	(862,859)	308,102,275

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	62,386,897	529,788	—	62,916,685
Labor	—	67,767,205	1,012,048	—	68,779,253
Other operating expenses	(22,331)	58,999,912	1,050,515	(862,859)	59,165,237
Gaming:
Casino	—	—	20,310,724	—	20,310,724
Rooms	—	—	6,442,130	—	6,442,130
Food and beverage	—	—	7,468,472	—	7,468,472
Other	—	—	15,000,895	—	15,000,895
General and administrative expense	12,353,190	—	—	—	12,353,190
Depreciation and amortization	838,075	11,360,654	5,511,884	—	17,710,613
Asset impairment expense	—	1,593,141	—	—	1,593,141
Pre-opening expenses	—	372,424	—	—	372,424

Total operating costs and expenses	13,168,934	202,480,233	57,326,456	(862,859)	272,112,764

OPERATING INCOME	(12,604,258)	36,002,259	12,591,510	—	35,989,511
OTHER EXPENSES (INCOME):
Interest expense, net	10,854,827	—	9,069,904	—	19,924,731
Other, net	146,879	631	(4,303,991)	—	(4,156,481)

Total other expense	11,001,706	631	4,765,913	—	15,768,250

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(23,605,964)	36,001,628	7,825,597	—	20,221,261
PROVISION (BENEFIT) FOR INCOME TAXES	(8,260,387)	12,097,518	2,379,410	—	6,216,541

INCOME (LOSS) FROM CONTINUING OPERATIONS	(15,345,577)	23,904,110	5,446,187	—	14,004,720
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(133,134)	—	—	(133,134)

EQUITY IN EARNINGS OF SUBSIDIARIES	29,217,163	—	—	(29,217,163)	—
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$13,871,586	$23,770,976	$5,446,187	$(29,217,163)	$13,871,586

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$988,278	$418,589,258	$7,876,972	$(1,670,695)	$425,783,813
Gaming:
Casino	—	—	70,396,082	—	70,396,082
Rooms	—	—	24,847,453	—	24,847,453
Food and beverage	—	—	22,204,310	—	22,204,310
Other	—	—	7,722,307	—	7,722,307
Promotional allowances	—	—	(12,658,641)	—	(12,658,641)

Net gaming revenue	—	—	112,511,511	—	112,511,511

Total revenue	988,278	418,589,258	120,388,483	(1,670,695)	538,295,324

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	102,755,506	1,013,897	—	103,769,403
Labor	—	120,486,977	1,698,620	—	122,185,597
Other operating expenses	(469,551)	95,638,122	2,545,601	(1,670,695)	96,043,477
Gaming:
Casino	—	—	37,131,600	—	37,131,600
Rooms	—	—	11,381,837	—	11,381,837
Food and beverage	—	—	12,433,916	—	12,433,916
Other	—	—	26,371,974	—	26,371,974
General and administrative expense	24,680,554	—	—	—	24,680,554
Depreciation and amortization	1,958,626	21,958,711	11,544,361	—	35,461,698
Gain on insurance claims	(3,641,685)	—	(361,963)	—	(4,003,648)
Loss (gain) on disposal of assets	(4,931)	—	(1,358,384)	—	(1,363,315)
Pre-opening expenses	—	715,562	—	—	715,562

Total operating costs and expenses	22,523,013	341,554,878	102,401,459	(1,670,695)	464,808,655

OPERATING INCOME	(21,534,735)	77,034,380	17,987,024	—	73,486,669
OTHER EXPENSES (INCOME):
Interest expense, net	36,385,359	(69)	16,771,327	—	53,156,617
Other, net	3,863,993	(121)	(4,419,869)	—	(555,997)

Total other expense	40,249,352	(190)	12,351,458	—	52,600,620

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(61,784,087)	77,034,570	5,635,566	—	20,886,049
PROVISION (BENEFIT) FOR INCOME TAXES	(15,010,458)	18,586,700	1,358,171	—	4,934,413

INCOME (LOSS) FROM CONTINUING OPERATIONS	(46,773,629)	58,447,870	4,277,395	—	15,951,636
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(98,770)		—	(98,770)

EQUITY IN EARNINGS OF SUBSIDIARIES	62,626,495	—	—	(62,626,495)	—
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	514,308	—	—	—	514,308

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$15,338,558	$58,349,100	$4,277,395	$(62,626,495)	$15,338,558

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$1,935,211	$456,495,099	$7,577,999	$(1,896,288)	$464,112,021
Gaming:
Casino	—	—	83,080,006	—	83,080,006
Rooms	—	—	34,730,572	—	34,730,572
Food and beverage	—	—	24,564,678	—	24,564,678
Other	—	—	7,223,324	—	7,223,324
Promotional allowances	—	—	(13,287,018)	—	(13,287,018)

Net gaming revenue	—	—	136,311,562	—	136,311,562

Total revenue	1,935,211	456,495,099	143,889,561	(1,896,288)	600,423,583

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	120,496,852	1,288,801	—	121,785,653
Labor	—	133,025,176	2,099,783	—	135,124,959
Other operating expenses	710,824	112,764,469	2,860,354	(1,896,288)	114,439,359
Gaming:
Casino	—	—	42,370,003	—	42,370,003
Rooms	—	—	12,448,775	—	12,448,775
Food and beverage	—	—	14,640,271	—	14,640,271
Other	—	—	31,026,152	—	31,026,152
General and administrative expense	25,143,388	—	—	—	25,143,388
Depreciation and amortization	2,000,641	22,094,053	11,280,830	—	35,375,524
Asset impairment expense	—	1,593,141	—	—	1,593,141
Pre-opening expenses	—	840,350	—	—	840,350

Total operating costs and expenses	27,854,853	390,814,041	118,014,969	(1,896,288)	534,787,575

OPERATING INCOME	(25,919,642)	65,681,058	25,874,592	—	65,636,008
OTHER EXPENSES (INCOME):
Interest expense, net	22,575,010	—	18,109,303	—	40,684,313
Other, net	367,604	1,081	779,238	—	1,147,923

Total other expense	22,942,614	1,081	18,888,541	—	41,832,236

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(48,862,256)	65,679,977	6,986,051	—	23,803,772
PROVISION (BENEFIT) FOR INCOME TAXES	(15,072,632)	20,208,386	2,141,923	—	7,277,677

INCOME (LOSS) FROM CONTINUING OPERATIONS	(33,789,624)	45,471,591	4,844,128	—	16,526,095
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(1,061,936)	—	—	(1,061,936)

EQUITY IN EARNINGS OF SUBSIDIARIES	49,253,783	—	—	(49,253,783)	—
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	70,818	—	—	—	70,818

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$15,393,341	$44,409,655	$4,844,128	$(49,253,783)	$15,393,341

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six months ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Landry’s	$15,338,558	$58,349,100	$4,277,395	$(62,626,495)	$15,338,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,958,626	21,958,711	11,544,361	—	35,461,698
Gain on disposition of assets	(4,931)	—	(1,358,384)	—	(1,363,315)
Gain on insurance claims	(3,641,685)	—	(361,963)	—	(4,003,648)
Change in assets and liabilities, net and other	14,198,497	(53,408,279)	(9,027,742)	62,775,822	14,538,298

Total adjustments	12,510,507	(31,449,568)	796,272	62,775,822	44,633,033

Net cash provided (used) by operating activities	27,849,065	26,899,532	5,073,667	149,327	59,971,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	1,169,447	(28,489,459)	(65,099,164)	—	(92,419,176)
Proceeds from disposition of property and equipment	3,646,616	—	6,684,983	—	10,331,599

Net cash provided by (used in) investing activities	4,816,063	(28,489,459)	(58,414,181)	—	(82,087,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(47,931)	—	—	—	(47,931)
Proceeds from exercise of stock options	30,628	—	—	—	30,628
Payments of debt	(2,503,832)	—	(561,194)	—	(3,065,026)
Financing proceeds	390,040,000	—	—	—	390,040,000
Repayment of bonds	(398,362,000)	—	—	—	(398,362,000)
Debt issuance costs	(17,639,190)	—	—	—	(17,639,190)
Proceeds from credit facility	97,633,246	—	126,060,606	—	223,693,852
Payments on credit facility	(101,816,049)	—	(56,000,000)	—	(157,816,049)

Net cash provided (used) in financing activities	(32,665,128)	—	69,499,412	—	36,834,284

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,589,927)	16,158,898	149,327	14,718,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	5,705,232	46,595,810	(1,234,237)	51,066,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$4,115,305	$62,754,708	$(1,084,910)	$65,785,103

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Landry’s	$15,393,341	$44,409,655	$4,844,128	$(49,253,783)	$15,393,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,000,641	22,503,456	11,280,830	—	35,784,927
Asset impairment expense	—	1,593,141	—	—	1,593,141
Loss on disposition of assets	—	25,137	—	—	25,137
Change in assets and liabilities, net and other	9,463,005	(47,475,463)	(9,095,566)	49,253,783	2,145,759

Total adjustments	11,463,646	(23,353,729)	2,185,264	49,253,783	39,548,964

Net cash provided (used) by operating activities	26,856,987	21,055,926	7,029,392	—	54,942,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(1,626,830)	(30,116,850)	(21,748,272)	—	(53,491,952)
Proceeds from disposition of property and equipment	—	8,630,224	—	—	8,630,224

Net cash provided by (used in) investing activities	(1,626,830)	(21,486,626)	(21,748,272)	—	(44,861,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(15,274)	—	—	—	(15,274)
Proceeds from exercise of stock options	6,361	—	—	—	6,361
Payments of debt	(17,108)	—	(105,387)	—	(122,495)
Proceeds from credit facility	98,000,000	—	42,000,000	—	140,000,000
Payments on credit facility	(107,000,000)	—	(35,000,000)	—	(142,000,000)
Dividends paid	(1,614,369)	—	—	—	(1,614,369)

Net cash provided by (used in) financing activities	(10,640,390)	—	6,894,613	—	(3,745,777)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,589,767	(430,700)	(7,824,267)	—	6,334,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,265,460	11,691,100	23,644,686	—	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,855,227	$11,260,400	$15,820,419	$—	$45,936,046

12. SUBSEQUENT EVENTS

For the quarterly period ended June 30, 2009, we have evaluated subsequent events through August 10, 2009, which is the date our financial statements were issued and filed with the SEC.

On August 10, 2009, Golden Nugget (GN) entered into a First Amendment to its First and Second Lien Credit Agreements by and among GN, the lenders and Wachovia Bank, National Association as Administrative Agent. The First Amendment to the First Lien Credit Agreement amends the definition of Net Income to exclude gains on extinguishment of debt resulting from Golden Nugget debt repurchases. The First Amendment to the Second Lien Credit Agreement allows affiliates to acquire and then retire the second lien term loan at market clearing prices in a combination of dutch auctions and open market purchases through December 31, 2010, and amends the definition of Net Income similar to the First Lien Credit Agreement. The Second Lien amendment also precludes debt purchases using funds from the Golden Nugget. There is no assurance that debt purchases will occur and if so, at what price.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants and gaming facilities. We locate our restaurants in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We focus on providing quality food at reasonable prices while offering a memorable atmosphere for our guests. As of June 30, 2009, we operated 175 restaurants, as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

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

The restaurant and gaming industries are intensely competitive and affected by changes in consumer tastes and by national, regional, and local economic conditions and demographic trends. The performance of individual restaurants or casinos may be affected by factors such as: traffic patterns, demographic considerations, marketing, weather conditions, and the type, number, and location of competing operations. We have many well established competitors with greater financial resources, larger marketing and advertising budgets, and longer histories of operation than ours, including competitors already established in regions where we are considering expansion, as well as competitors planning to expand in the same regions. We face significant competition from other casinos in the markets in which we operate and from other mid-priced, full-service, casual dining restaurants offering or promoting seafood and other types and varieties of cuisine. Our competitors include national, regional, and local chains as well as local owner-operated restaurants. We also compete with other restaurants and retail establishments for restaurant sites.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Restaurant and hospitality:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	24.0%	26.0%	24.4%	26.2%
Labor	28.5%	28.5%	28.7%	29.1%
Other operating expenses (1)	24.4%	24.5%	22.5%	24.7%

Unit Level Profit (1)	23.1%	21.0%	24.4%	20.0%

Gaming:
Revenues	100.0%	100.0%	100.0%	100.0%
Casino costs	31.0%	30.5%	33.0%	31.1%
Rooms costs	10.2%	9.7%	10.1%	9.1%
Food and beverage costs	11.9%	11.2%	11.1%	10.7%
Other operating expenses (1)	24.8%	22.6%	23.4%	22.8%

Unit Level Profit (1)	22.1%	26.0%	22.4%	26.3%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Restaurant and Hospitality

Restaurant and hospitality revenues decreased $16,062,666, or 6.6%, from $241,570,829 to $225,508,163 for the three months ended June 30, 2009 compared to the prior year comparable period. The change in revenue is the result of the following approximate amounts: new restaurant openings—increase $8.5 million; same store sales (restaurants open all of the second quarter 2009 and 2008)—decrease $20.1 million; closed or sold restaurants—decrease $2.1 million and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period or other sales. The total number of units open as of June 30, 2009 and 2008 was 175 and 174, respectively.

Cost of revenues decreased $8,810,807, or 14.0%, from $62,916,685 to $54,105,878 for the three months ended June 30, 2009 as compared to the prior year period due in large part to the decline in revenues. Cost of revenues as a percentage of revenues for the three months ended June 30, 2009 decreased to 24.0% from 26.0% in 2008. This decrease is primarily the result of favorable commodity prices and cost control measures implemented during the latter part of 2008.

Labor expense decreased $4,589,364, or 6.7%, from $68,779,253 to $64,189,889 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due in large part to the decline in revenues. Labor expenses as a percentage of revenues for 2009 were flat at 28.5%. Increases in management labor expense associated with a revised bonus plan and an increase in the minimum wage were offset by declines in hourly labor primarily due to reduced overtime and other cost control measures.

Other operating expenses decreased $3,995,429, or 6.8%, from $59,165,237 to $55,169,808 for the three months ended June 30, 2009, as compared to the prior year period and such expenses decreased only slightly as a percentage of revenues to 24.4% in 2009 from 24.5% in 2008. Decreases in utilities, supplies and travel were offset by increased rent and advertising as a percentage of revenues.

Gaming

Casino revenues decreased $5,840,396, or 14.5%, from $40,268,189 to $34,427,793 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease is primarily the result of reduced slot and table game activity.

Room revenues decreased $4,106,555, or 24.8%, from $16,548,192 to $12,441,637 for the three months ended June 30, 2009 as compared to the prior year period. This decrease is primarily the result of reduced occupancy and average daily room rates in Las Vegas as compared to the prior year period.

Food and beverage revenues decreased $710,756, or 5.7%, from $12,428,838 to $11,718,082 for the three months ended June 30, 2009 as compared to the comparable prior year period. This decrease resulted from reduced visitor traffic.

Other revenues increased $509,524, or 14.2%, from $3,600,419 to $4,109,943 for the three months ended June 30, 2009 as a result of increased ticket revenue from headliner entertainment when compared with the prior year comparable quarter.

Casino expenses decreased $2,799,614, or 13.8%, from $20,310,724 to $17,511,110 for the three months ended June 30, 2009. This decrease is primarily the result of reduced payroll costs and promotional and complimentary expenses.

Room expenses decreased $670,008, or 10.4%, from $6,442,130 to $5,772,122 for the three months ended June 30, 2009. This decrease is primarily the result of reduced payroll costs, room operating supplies, and linen and laundry expenses associated with lower occupancies for both Las Vegas and Laughlin.

Food and beverage expenses decreased $735,842, or 9.9%, from $7,468,472 to $6,732,630 for the three months ended June 30, 2009. This decrease resulted from lower revenues associated with reduced visitor traffic.

Other expenses decreased $993,608, or 6.6%, from $15,000,895 to $14,007,287 for the three months ended June 30, 2009 as compared to the comparable period in the prior year. This decrease resulted primarily from reduced payroll costs, entertainment expenses, operating supplies and utilities.

Consolidated

General and administrative expenses increased $269,214, or 2.2%, from $12,353,190 to $12,622,404 for the three months ended June 30, 2009 as reduced corporate payroll costs were more than offset by increased legal and other professional fees associated with the terminated going private transaction. General and administrative expenses increased as a percentage of revenues to 4.5% in 2009 from 4.0% in 2008 primarily as a result of the decline in revenues for the three month period ended June 30, 2009.

There was no asset impairment expense recorded in 2009 as compared to $1,593,141 recorded in the comparable prior year period related to one underperforming restaurant.

We recorded $520,751 as income in the three months ended June 30, 2009, representing insurance proceeds associated with Hurricane Ike that exceeded the recorded book value of the assets which were damaged.

Gains on disposals of fixed assets amounted to $741,016 for the three months ended June 30, 2009 as a result of a gain on the disposition of a single restaurant property.

Net interest expense for the three months ended June 30, 2009 increased by $8,617,312, or 43.2%, from $19,924,731 to $28,542,043. This increase is primarily due to higher effective borrowing rates and increased borrowings in 2009 associated with our refinancing in February 2009 and construction of the Golden Nugget tower, respectively.

Other income increased $533,928, or 12.8%, from $4,156,481 to $4,690,409 for the three months ended June 30, 2009. The amounts in both the current and prior year period relate primarily to non-cash gains associated with interest rate swaps not considered hedges.

A provision for income taxes of $2,546,832 was recorded for three months ended June 30, 2009 compared with a provision of $6,216,541 for the three months ended June 30, 2008. The effective tax rate for 2009 was 22.9% compared to 30.7% for the prior year period as a result of lower expected earnings in 2009.

Six months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Restaurant and Hospitality

Restaurant and hospitality revenues decreased $38,328,208, or 8.3%, from $464,112,021 to $425,783,813 for the six months ended June 30, 2009 compared to the prior year comparable period. The change in revenue is the result of the following approximate amounts: new restaurant openings—increase $15.3 million; same store sales (restaurants open all of the first six months of 2009 and 2008)—decrease $40.4 million; closed or sold restaurants—decrease $4.1 million and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period or other sales. The total number of units open as of June 30, 2009 and 2008 was 175 and 174, respectively.

Cost of revenues decreased $18,016,250, or 14.8%, from $121,785,653 to $103,769,403 for the six months ended June 30, 2009 as compared to the prior year period due in large part to the decline in revenues. Cost of revenues as a percentage of revenues for six months ended June 30, 2009 decreased to 24.4% from 26.2% in 2008. This decrease is primarily the result of favorable commodity prices and cost control measures implemented during the latter part of 2008.

Labor expense decreased $12,939,362, or 9.6%, from $135,124,959 to $122,185,597 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due in large part to the decline in revenues. Labor expenses as a percentage of revenues for 2009 were 28.7% compared to 29.1% in the prior year period. Increases in management labor expense associated with a revised bonus plan and an increase in the minimum wage were offset by declines in hourly labor primarily due to reduced overtime and other cost control measures.

Other operating expenses decreased $18,395,882, or 16.1%, from $114,439,359 to $96,043,477 for the six months ended June 30, 2009, as compared to the prior year period and such expenses decreased as a percentage of revenues to 22.5% in 2009 from 24.7% in 2008. These decreases primarily relate to decreased rent expense associated with a $7.5 million lease termination payment received from a landlord during the first quarter of 2009, as well as decreased advertising and lower energy costs as compared to the comparable prior year period

Gaming

Casino revenues decreased $12,683,924, or 15.3%, from $83,080,006 to $70,396,082 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease is primarily the result of reduced slot and table game activity.

Room revenues decreased $9,883,119, or 28.5%, from $34,730,572 to $24,847,453 for the six months ended June 30, 2009 as compared to the prior year period. This decrease is primarily the result of reduced occupancy and average daily room rates in Las Vegas as compared to the prior year period.

Food and beverage revenues decreased $2,360,368, or 9.6%, from $24,564,678 to $22,204,310 for the six months ended June 30, 2009 as compared to the comparable prior year period. This decrease resulted from reduced visitor traffic and the temporary closure of certain outlets as a cost saving measure during the first quarter of 2009.

Other revenues increased $498,983, or 6.9%, from $7,223,324 to $7,722,307 for the six months ended June 30, 2009 as a result of increased ticket revenue from headliner entertainment when compared with the prior year comparable quarter.

Casino expenses decreased $5,238,403, or 12.4%, from $42,370,003 to $37,131,600 for the six months ended June 30, 2009. This decrease is primarily the result of reduced payroll costs and promotional and complimentary expenses.

Room expenses decreased $1,066,938, or 8.6%, from $12,448,775 to $11,381,837 for the six months ended June 30, 2009. This decrease is primarily the result of reduced payroll costs, room operating supplies, and linen and laundry expenses associated with lower occupancies.

Food and beverage expenses decreased $2,206,355, or 15.1%, from $14,640,271 to $12,433,916 for the six months ended June 30, 2009. This decrease resulted from lower revenues associated with reduced visitor traffic and the temporary closure of certain outlets as a cost saving measure during the first quarter.

Other expenses decreased $4,654,178, or 15.0%, from $31,026,152 to $26,371,974 for the six months ended June 30, 2009 as compared to the comparable period in the prior year. This decrease resulted primarily from reduced payroll costs, entertainment expenses, operating supplies and utilities.

Consolidated

General and administrative expenses decreased $462,834, or 1.8%, from $25,143,388 to $24,680,554 for the six months ended June 30, 2009 as reduced corporate payroll costs were partially offset by increased legal and other professional fees associated with the terminated going private transaction. General and administrative expenses increased as a percentage of revenues to 4.6% in 2009 from 4.2% in 2008 as a result of the decline in revenues for the six month period ended June 30, 2009.

There was no asset impairment expense recorded in 2009 as compared to $1,593,141 recorded in the comparable prior year period related to one underperforming restaurant.

We recorded $4,003,648 as income for the six months ended June 30, 2009, representing insurance proceeds associated with Hurricane Ike that exceeded the recorded book value of the assets which were damaged.

Gains on disposals of fixed assets amounted to $1,363,315 for the six months ended June 30, 2009 as a result of a gain on the disposition of property in Galveston, Texas and a single restaurant location.

Net interest expense for the six months ended June 30, 2009 increased by $12,472,304, or 30.7%, from $40,684,313 to $53,156,617. This increase is primarily due to higher effective borrowing rates and increased borrowings in 2009 associated with our refinancing in February 2009 and construction of the Golden Nugget tower, respectively.

Other income of $555,997 was recorded during the six months ended June 30, 2009 as compared to other expenses totaling $1,147,923 during the prior year comparable period. The 2009 amount is primarily comprised of non-cash gains related to interest rate swaps not considered hedges, partially offset by $4.0 million in call premiums associated with refinancing our 7.5% and 9.5% senior notes. In the prior year period non-cash expenses were recorded related to interest rate swaps.

A provision for income taxes of $4,934,413 was recorded for six months ended June 30, 2009 compared with a provision of $7,277,677 for the six months ended June 30, 2008. The effective tax rate for 2009 was 23.6% compared to 30.6% for the prior year period as a result of lower expected earnings in 2009.

The after tax loss from discontinued operations decreased $963,166 from $1,061,936 to $98,770 for the six months ended June 30, 2009. The losses in both periods consisted primarily of operating losses.

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

We subsequently entered into a $215.6 million Amended and Restated Credit Agreement dated as of February 13, 2009 (the Credit Agreement) which replaced the interim senior secured credit facility. The Credit Agreement provides for a term loan of $165.6 million and a revolving credit line of $50.0 million. The obligations under the Credit Agreement are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all of our assets and the Guarantors.

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

On February 13, 2009, we completed the offering of $295.5 million in aggregate principal amount of 14.0% senior secured notes due 2011 (the Notes). The gross proceeds from the offering and sale of the Notes were $260.0 million. The Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all of our and the Guarantors’ assets. The Notes were issued pursuant to an indenture, dated as of February 13, 2009 (Indenture), among us, the Guarantors and Deutsche Bank Trust Company America, as Trustee and as Collateral Agent. On July 10, 2009, we and the Guarantors filed a registration statement with respect to an offer to exchange the Notes for notes registered under the Securities Act of 1933, as amended (the “Securities Act”), having substantially identical terms as the Notes.

The Notes will mature on August 15, 2011. Interest on the Notes accrue from February 13, 2009, at a fixed interest rate of 14.0% to be paid twice a year, on each February 15th and August 15th, beginning August 15, 2009. We may redeem the Notes any time at par, plus accrued interest. We are required to offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest, if we experience a change in control as defined in the Indenture.

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

We used the proceeds from the Notes offering, together with borrowings under the Credit Agreement to refinance our existing $395.7 million aggregate principal amount of 9.5% senior notes due 2014 (the “9.5% Notes”) and $4.3 million aggregate principal amount of 7.5% senior notes due 2014 (the “7.5% Notes” and, together with the 9.5% Notes, the “Existing Notes”). As of June 30, 2009, $0.8 million of our 7.5% Notes and $0.9 million of our 9.5% Notes remained outstanding. In addition, we paid a redemption premium of approximately $4.0 million in connection with the repurchase of the Existing Notes.

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

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (the “Golden Nugget”), completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at June 30, 2009. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at June 30, 2009. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We have designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedging transactions as set forth in SFAS 133. These swaps mirror the terms of the underlying debt and reset using the same index and terms. At June 30, 2009 these swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in Accumulated other comprehensive loss at June 30, 2009 and December 31, 2008 are unrealized losses, net of income taxes, totaling $30.8 million and $44.3 million, respectively, related to these hedges. The impact of these interest rate swaps was an increase to interest expense of $5.5 million and $2.7 million during the three months ended June 30, 2009 and 2008, respectively, and $11.0 million and $4.4 million during the six months ended June 30, 2009 and 2008, respectively. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings reflecting the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash gain of approximately $4.5 million and $4.4 million was recorded for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 we recorded a non-cash gain of $4.9 million and an expense of $0.2 million for the six months ended June 30, 2008.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of June 30, 2009, we were in compliance with all such covenants. As of June 30, 2009, our average interest rate on floating-rate debt was 11.4%, we had approximately $20.7 million in letters of credit outstanding, and our available borrowing capacity was $76.3 million.

As a primary result of the Golden Nugget refinancing and the Notes, we have incurred higher interest expense. We expect to incur additional interest expense in the future as we continue the Golden Nugget expansion and due to higher interest costs arising from our refinancing. We are constructing a hotel tower at the Golden Nugget—Las Vegas which we expect to complete by December 2009 at an estimated cost of $135.0 million, funded primarily by the delayed draw term loan, our revolving credit facility and operating cash flow.

Working capital, excluding discontinued operations, decreased from a deficit of $83.9 million as of December 31, 2008 to a deficit of $86.1 million as of June 30, 2009 primarily due to an increase in accrued liabilities and the current portion of long-term notes and other obligations. These increases were partially offset by an increase in cash and other current assets. Cash flow to fund future operations, new restaurant development and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

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

Capital expenditures for the six months ended June 30, 2009 were $92.4 million, including $62.8 million for the Golden Nugget renovation and $15.8 million for repairs associated with Hurricane Ike damage. We expect capital expenditures to be approximately $45.8 million for the remainder of the year, primarily for the renovation of the Golden Nugget and new restaurants.

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

We operate approximately 175 restaurants and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term, and occasionally longer-term, basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, SFAS 141R requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 applies to the accounting for non-controlling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS 160 on January 1, 2009 and have retroactively adjusted the presentation of our financial statements to reflect the effect of our non-controlling interests in a single restaurant operation. As further described in Note 9, we also have minority interests that include redemption provisions that are not solely within our control, commonly referred to as redeemable minority interests. EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (Topic D-98) requires that minority interests that are redeemable at the option of the holder be recorded outside of permanent equity at fair value, and the redeemable minority interests should be adjusted to their fair value at each balance sheet date through retained earnings. Upon our adoption of SFAS 160 and in conjunction with the provisions of Topic D-98, we recorded an adjustment to increase the carrying value of our redeemable minority interest with a corresponding charge to retained earnings. The redeemable minority interest is recorded within accrued liabilities in the consolidated balance sheets.

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

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is being applied prospectively beginning January 1, 2009, and the adoption has not had a material impact on our consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In accordance with the FSP, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, our unvested awards of restricted stock are required to be included in the calculation of basic earnings per common share. These participating securities, prior to application of the FSP, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. We applied the provisions of the FSP beginning on January 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the inclusion of participating securities in the calculation of basic earnings per common share for prior periods was not material.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”). This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements. The amendments expand the disclosure requirements of SFAS No. 107 and APB No. 28 about how an entity reports on fair value to be included in the summarized, interim financial statements. This FASB Staff Position did not impact our consolidated financial position, cash flows or results of operations, and we have included the required disclosures within these June 30, 2009 interim financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements. As we currently do not own any debt or equity securities, this Staff Position did not impact our financial position, cash flows or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4, which is effective for our reporting periods beginning with our second quarter of 2009 interim financial statements, provides additional guidance related to the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. The implementation of this new accounting standard did not significantly change our valuation or disclosure of financial and nonfinancial assets and liabilities under the scope of FAS 157.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination (FSP FAS 141(R)-1). FSP FAS 141(R)-1, which became effective for business combinations having an acquisition date on or after January 1, 2009, requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations in the future.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for, and disclosure, of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on our consolidated financial statements for the three months ended June 30, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact this standard may have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretations No. 46(R) (SFAS 167). SFAS 167 revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the potential impact SFAS No. 167 may have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. We do not believe its implementation will have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Total debt at June 30, 2009 included $158.4 million of floating-rate debt attributed to borrowings at an average interest rate of 11.4%. As a result, our annual interest cost in 2009 will fluctuate based on short-term interest rates.

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

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 1.1%) would be approximately $1.8 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2009; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the six months ended June 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

General Litigation

Following Mr. Fertitta’s proposal to acquire all of our outstanding stock in 2008, two putative class action law suits were filed as follows:

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

David Barfield v. Landry’s Restaurants, Inc. et al., was filed on June 27, 2008 in the Court of Chancery of the State of Delaware (“Barfield”). We are named in this case along with our directors, Parent and Merger Sub. Barfield is a putative class action in which plaintiff alleges that our directors aided and abetted Fertitta Holdings, Inc. and Fertitta Acquisition Co. (Parent and Merger Sub, respectively), and have breached their fiduciary duties by failing to engage in a fair and reliable sales process leading up to the merger agreement. Plaintiff seeks to enjoin or rescind the transaction, an accounting and damages along with costs and fees.

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

On February 5, 2009, a purported class action and derivative lawsuit entitled Louisiana Municipal Police Employee’s Retirement System on behalf of itself and all other similarly situated shareholders of Landry’s Restaurant’s, Inc. and derivatively on behalf of minimal defendant Landry’s Restaurant’s, Inc. was brought against all members of our Board of Directors, Parent, and Merger Sub in the Court at Chancery of the State of Delaware. The lawsuit alleges, among other things, a breach of a fiduciary duty by the directors for renegotiating the Merger Agreement with the Fertitta entities, allowing Mr. Fertitta to acquire shares of stock in the Company and gain majority control thereof, and terminating the Merger Agreement without requiring payment of the reverse termination fee. The suit seeks consummation of the merger buyout at $21.00 a share or damages representing the difference between $21.00 per share and the price at which class members sold their stock in the open market, or damages for allowing Mr. Fertitta to acquire control of the Company without paying a control premium, or alternately requiring payment of the reverse termination fee or damages for the devaluation of the Company’s stock. We believe that the action is without merit and intend to contest this matter vigorously.

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

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March, July and November 2007, we authorized an additional $50.0 million, $75.0 million and $1.5 million, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 24.0 million shares of common stock for approximately $472.4 million through June 30, 2009.

All repurchases of our common stock during the quarter ended June 30, 2009 were made pursuant to our open market stock repurchase program. We have exhausted substantially all funds authorized for purchases under previously existing programs. The following table summarizes repurchases of our common stock during the quarter ended June 30, 2009 pursuant to our open market stock purchase program.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2009	1,016	$10.35	10,516	$53,416
May 1 - 31, 2009	—	$—	—	$53,416
June 1 - 30, 2009	—	$—	—	$53,416

Total shares purchased	1,016		10,516	$53,416

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the May 7, 2009, Combined 2008 and 2009 Annual Meeting of Stockholders, our stockholders voted on the election of six directors to serve a term of office expiring at the 2010 Annual Meeting of Stockholders and until their successors shall have been duly elected and qualified. The six directors were elected based on the following voting results:

	Votes Cast
Nominees Elected	For	Withheld
Tilman J. Fertitta	12,657,285	1,896,738
Steven L. Scheinthal	12,232,219	2,321,804
Kenneth Brimmer	14,160,441	393,582
Michael S. Chadwick	12,365,921	2,188,102
Joe Max Taylor	11,943,305	2,610,718
Richard H. Liem	12,219,655	2,334,368

ITEM 5.	Other Information

On August 10, 2009, Golden Nugget (GN) entered into a First Amendment to its First and Second Lien Credit Agreements by and among GN, the lenders and Wachovia Bank, National Association as Administrative Agent. The First Amendment to the First Lien Credit Agreement amends the definition of Net Income to exclude gains on extinguishment of debt resulting from Golden Nugget debt repurchases. The First Amendment to the Second Lien Credit Agreement allows affiliates to acquire and then retire the second lien term loan at market clearing prices in a combination of dutch auctions and open market purchases through December 31, 2010, and amends the definition of Net Income similar to the First Lien Credit Agreement. The Second Lien amendment also precludes debt purchases using funds from the Golden Nugget. There is no assurance that debt purchases will occur and if so, at what price.

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

Date: August 10, 2009