Form 10-Q/A
period 2009-03-31
LANDRYS RESTAURANTS INC
filed 2009-11-09
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

AS OF MAY 5, 2009 THERE WERE

16,141,691 SHARES OF $0.01 PAR VALUE

COMMON STOCK OUTSTANDING

i

LANDRY’S RESTAURANTS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on May 11, 2009 (the “Original Quarterly Report”). The Company has determined that its accounting for redeemable noncontrolling interests was incorrect as we did not separately disclose the accreted value on the condensed consolidated statements of income as a deduction from net income to determine net income available to Landry’s common stockholders for the purpose of calculating earnings per share. This amendment revises the following:

Part I — Item 1. Financial Statements

Part I — Item 4. Controls and Procedures

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report. This Amendment does not reflect events occurring after the filing of the Original Quarterly Report, or modify or update those disclosures, including the exhibits to the Original Annual Report, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008
	Restated
REVENUES:
Restaurant and hospitality	$200,275,650	$222,541,192
Gaming:
Casino	35,968,289	42,811,817
Rooms	12,405,816	18,182,380
Food and beverage	10,486,228	12,135,840
Other	3,612,364	3,622,905
Promotional allowances	(6,458,364)	(6,972,826)

Net gaming revenue	56,014,333	69,780,116

Total revenue	256,289,983	292,321,308

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	49,663,525	58,868,968
Labor	57,995,708	66,345,706
Other operating expenses	40,873,669	55,274,122
Gaming:
Casino	19,620,490	22,059,279
Rooms	5,609,715	6,006,645
Food and beverage	5,701,286	7,171,799
Other	12,364,687	16,025,257
General and administrative expense	12,058,150	12,790,198
Depreciation and amortization	17,760,491	17,664,911
Gain on insurance claims	(3,482,897)	—
Gain on disposal of assets	(622,299)	—
Pre-opening expenses	256,164	467,926

Total operating costs and expenses	217,798,689	262,674,811

OPERATING INCOME	38,491,294	29,646,497
OTHER EXPENSE (INCOME):
Interest expense, net	24,614,574	20,759,582
Other, net	4,134,412	5,304,404

Total other expense	28,748,986	26,063,986

Income from continuing operations before income taxes	9,742,308	3,582,511
Provision for income taxes	2,387,581	1,061,136

Income from continuing operations	7,354,727	2,521,375
Loss from discontinued operations, net of taxes	(50,903)	(928,802)

Net income	7,303,824	1,592,573
Less: Net income attributable to noncontrolling interests	230,578	70,818

Net income attributable to Landry’s	7,073,246	1,521,755
Less: Accretion of redeemable non controlling interests	1,064,763	—

Net income (loss) available to Landry’s common stockholders	$6,008,483	$1,521,755

Amounts available to Landry’s common stockholders:

BASIC
Income (loss) from continuing operations	$0.37	$0.15
Loss from discontinued operations	—	(0.06)

Net income (loss)	$0.37	$0.09

Weighted average number of common shares outstanding	16,140,000	16,145,000
DILUTED
Income (loss) from continuing operations	$0.37	$0.15
Loss from discontinued operations	—	(0.06)

Net income (loss)	$0.37	$0.09

Weighted average number of common and common share equivalents outstanding	16,155,000	16,395,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Acculated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2008	16,142,263	$161,423	$222,410,106	$116,244,708	$(44,339,132)	$1,000,000	$295,477,105
Comprehensive income:
Net income (loss)	—	—	—	7,073,246	—		7,073,246
Gain on interest rate swaps, net of tax expense of $1,343,937	—	—	—	—	2,495,883	—	2,495,883

Total comprehensive income							9,569,129
Accretion of redeemable noncontrolling interest	—	—	—	(1,064,763)	—	—	(1,064,763)
Exercise of stock options	2,500	25	21,225	—	—	—	21,250
Forfeiture of restricted stock	—	—	—	—	—	—	—
Purchase of common stock held for treasury	(3,072)	(31)	(24,553)	(12,832)	—	—	(37,416)
Stock based compensation expense	—	—	948,481	—	—	—	948,481

Balance, March 31, 2009	16,141,691	$161,417	$223,355,259	$122,240,359	$(41,843,249)	$1,000,000	$304,913,786

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,303,824	$1,592,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,760,491	17,976,014
Gain on disposition of assets	(622,299)	(19,350)
Gain on insurance claims	(3,482,897)	—
Changes in assets and liabilities, net and other	(7,092,148)	10,344,477

Total adjustments	6,563,147	28,301,141

Net cash provided by operating activities	13,866,971	29,893,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(42,494,299)	(24,386,904)
Proceeds from disposition of property and equipment	5,471,859	5,394,894

Net cash used in investing activities	(37,022,440)	(18,992,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(37,416)	(15,274)
Proceeds from exercise of stock options	21,250	6,361
Payments of debt and related expenses, net	(65,120)	(59,024)
Financing proceeds	390,040,000	—
Repayment of bonds	(398,362,000)	—
Debt issuance costs	(17,350,710)	—
Proceeds from credit facility	150,118,419	59,000,000
Payments on credit facility	(79,227,054)	(63,000,000)
Dividends paid	—	(807,242)

Net cash provided by (used in) financing activities	45,137,369	(4,875,179)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,981,900	6,026,525
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,066,805	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,048,705	$45,627,771

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$19,274,951	$10,423,693
Income taxes	$(367,446)	$564,587

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain prior year amounts have been reclassified within our Balance Sheet and Statement of Income to conform to the current year presentation. The statements of cash flows have been changed to begin with net income. This change had no impact on cash provided by operating activities.

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

Restatement

We have determined that our previous accounting for redeemable noncontrolling interests was incorrect, as we did not separately disclose the accreted value on the condensed consolidated statements of income as a deduction from net income to determine net income available to Landry’s common stockholders for the purpose of calculating earnings per share. This restatement has no effect on the Company’s cash flows or financial position and required no entry to the Company’s internal accounting records. This information has been restated as follows:

	Three Months Ended March 31, 2009
	As reported	As restated
STATEMENTS OF INCOME:
Net income attributable to Landry’s	$7,073,246	$7,073,246
Less: Accretion of redeemable noncontrolling interests	—	1,064,763

Net income (loss) available to Landry’s common stockholders	$7,073,246	$6,008,483

EARNINGS (LOSS) PER SHARE INFORMATION:
Amounts available to Landry’s common stockholders:
Income (loss) from continuing operations	$7,124,149	$6,059,386
Loss from discontinued operations	(50,903)	(50,903)

Net income (loss)	$7,073,246	$6,008,483

Amounts available to Landry’s common stockholders:

BASIC
Income (loss) from continuing operations	$0.44	$0.37
Loss from discontinued operations	—	—

Net income (loss)	$0.44	$0.37

Weighted average number of common shares outstanding	16,140,000	16,140,000
DILUTED
Income (loss) from continuing operations	$0.44	$0.37
Loss from discontinued operations	—	—

Net income (loss)	$0.44	$0.37

Weighted average number of common and common share equivalents outstanding	16,155,000	16,155,000

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

5. DEBT

During 2008, we obtained a financing commitment which included up to $250.0 million in term loans.

On December 19, 2008, we entered into an $81.0 million interim senior secured credit facility to fund a portion of the commitment. The interim senior secured credit facility provided for a $31.0 million senior secured term loan facility and a $50.0 million senior secured revolving credit facility, the proceeds of which were used to refinance the remaining outstanding indebtedness under our previously issued and outstanding senior credit facility and to pay related transaction fees and expenses.

We subsequently funded an additional $135.0 million under the commitment by entering into a $215.6 million Amended and Restated Credit Agreement dated as of February 13, 2009 (the Credit Agreement) which included the interim senior secured credit facility. The Credit Agreement provides for a term loan of $165.6 million, which includes the $31 million term loan and the revolving credit line of $50.0 million that was previously funded. The obligations under the Credit Agreement are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all of our assets and the Guarantors.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt is comprised of the following:

	March 31, 2009	December 31, 2008
$50.0 million revolving credit facility, Libor + 6.0% with Libor no less than 3.5%, due March 2011	$14,528,714	$4,182,803
$165.6 million Term loan, Libor + 6.0% with Libor no less than 3.5% principal paid quarterly beginning June 30, 2009, due March 2011	160,333,959	30,015,514
Senior Notes, 14.0% interest only, due August 2011	261,489,297	—
Senior Notes, 9.5% interest only, due December 2014	855,000	395,662,000
Senior Notes, 7.5% interest only, due December 2014	783,000	4,338,000
$47.0 million revolving credit facility, Libor + 2.0%, due June 2013	10,000,000	8,000,000
$327.0 million First Lien Term Loan, Libor + 2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2014	308,060,606	249,515,152
$165.0 million Second Lien Term Loan, Libor + 3.25%, interest only, due
December 2014	165,000,000	165,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,349,746	10,411,034
Other long-term notes payable with various interest rates, principal and interest paid monthly	—	3,832
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000

Total debt	935,400,322	871,128,335
Less current portion	13,807,255	8,752,906

Long-term portion	$921,593,067	$862,375,429

6. EARNINGS PER SHARE (Restated)

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended March 31,
	2009	2008
Amounts available to Landry’s common stockholders:
Income (loss) from continuing operations	$6,059,386	$2,450,557
Loss from discontinued operations, net of taxes	(50,903)	(928,802)

Net income (loss)	$6,008,483	$1,521,755

Weighted average common shares outstanding—basic	16,140,000	16,145,000
Dilutive common stock equivalents:
Stock options	15,000	250,000

Weighted average common and common share equivalents outstanding—diluted	16,155,000	16,395,000
Earnings (loss) per share—basic
Income from continuing operations	$0.37	$0.15
Loss from discontinued operations, net of taxes	—	(0.06)

Net income	$0.37	$0.09

Earnings (loss) per share—diluted
Income from continuing operations	$0.37	$0.15
Loss from discontinued operations, net of taxes	—	(0.06)

Net income	$0.37	$0.09

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

Other Commitments

On February 24, 2006, we acquired 80% of T-Rex Cafe, Inc. from Schussler Creative, Inc. (SCI). The agreement with SCI provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us at a calculated amount as determined in the agreement no earlier than January 2010. During the first quarter of 2009, we determined that the redemption was probable and began accreting to the expected redemption value on the expected redemption date. We are recording the estimated amount as an increase to non-controlling interests liability and a decrease to retained earnings in our consolidated balance sheets as of March 31, 2009.

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

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future default under any of such leased locations, we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and/or cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $69.7 million at March 31, 2009. We have recorded a liability of $5.7 million with respect to these obligations, where it is probable that we will make future cash payments. We believe the remaining obligations will be met by the third party.

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

(1)	Includes intersegment eliminations and assets and liabilities related to discontinued operations

11. SUPPLEMENTAL GUARANTOR INFORMATION

In February 2009, we issued, in a private offering, $295.5 million of 14% senior secured notes due in 2011 (see Note 5 “Debt”). These notes are fully and unconditionally and joint and severally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$476,465	$196,242,422	$4,470,938	$(914,175)	$200,275,650
Gaming:
Casino	—	—	35,968,289	—	35,968,289
Rooms	—	—	12,405,816	—	12,405,816
Food and beverage	—	—	10,486,228	—	10,486,228
Other	—	—	3,612,364	—	3,612,364
Promotional allowances	—	—	(6,458,364)	—	(6,458,364)

Net gaming revenue	—	—	56,014,333	—	56,014,333

Total revenue	476,465	196,242,422	60,485,271	(914,175)	256,289,983

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	49,144,994	518,531	—	49,663,525
Labor	—	57,178,363	817,345	—	57,995,708
Other operating expenses	(394,229)	40,912,151	1,269,922	(914,175)	40,873,669
Gaming:
Casino	—	—	19,620,490	—	19,620,490
Rooms	—	—	5,609,715	—	5,609,715
Food and beverage	—	—	5,701,286	—	5,701,286
Other	—	—	12,364,687	—	12,364,687
General and administrative expense	12,058,150	—	—	—	12,058,150
Depreciation and amortization	1,023,215	11,045,436	5,691,840	—	17,760,491
Gain on insurance claims	(3,482,897)	—	—	—	(3,482,897)
Loss (gain) on disposal of assets	(4,931)	—	(617,368)	—	(622,299)
Pre-opening expenses	—	256,164	—	—	256,164

Total operating costs and expenses	9,199,308	158,537,108	50,976,448	(914,175)	217,798,689

OPERATING INCOME	(8,722,843)	37,705,314	9,508,823	—	38,491,294
OTHER EXPENSES (INCOME):
Interest expense, net	15,968,323	—	8,646,251	—	24,614,574
Other, net	4,275,137	(121)	(140,604)	—	4,134,412

Total other expense	20,243,460	(121)	8,505,647	—	28,748,986

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(28,966,303)	37,705,435	1,003,176	—	9,742,308
PROVISION (BENEFIT) FOR INCOME TAXES	(7,299,833)	9,436,637	250,777	—	2,387,581

INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,666,470)	28,268,798	752,399	—	7,354,727
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(50,903)		—	(50,903)
EQUITY IN EARNINGS OF SUBSIDIARIES	28,970,294	—	—	(28,970,294)	—

NET INCOME	7,303,824	28,217,895	752,399	(28,970,294)	7,303,824
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	230,578	—	—	—	230,578

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$7,073,246	$28,217,895	$752,399	$(28,970,294)	$7,073,246

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$1,370,535	$218,012,607	$4,191,479	$(1,033,429)	$222,541,192
Gaming:
Casino	—	—	42,811,817	—	42,811,817
Rooms	—	—	18,182,380	—	18,182,380
Food and beverage	—	—	12,135,840	—	12,135,840
Other	—	—	3,622,905	—	3,622,905
Promotional allowances	—	—	(6,972,826)	—	(6,972,826)

Net gaming revenue	—	—	69,780,116	—	69,780,116

Total revenue	1,370,535	218,012,607	73,971,595	(1,033,429)	292,321,308

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	58,109,955	759,013	—	58,868,968
Labor	—	65,257,971	1,087,735	—	66,345,706
Other operating expenses	733,155	53,764,557	1,809,839	(1,033,429)	55,274,122
Gaming:
Casino	—	—	22,059,279	—	22,059,279
Rooms	—	—	6,006,645	—	6,006,645
Food and beverage	—	—	7,171,799	—	7,171,799
Other	—	—	16,025,257	—	16,025,257
General and administrative expense	12,790,198	—	—	—	12,790,198
Depreciation and amortization	1,162,566	11,043,226	5,459,119	—	17,664,911
Pre-opening expenses	—	467,926	—	—	467,926

Total operating costs and expenses	14,685,919	188,643,635	60,378,686	(1,033,429)	262,674,811

OPERATING INCOME	(13,315,384)	29,368,972	13,592,909	—	29,646,497
OTHER EXPENSES (INCOME):
Interest expense, net	11,720,183	—	9,039,399	—	20,759,582
Other, net	220,725	450	5,083,229	—	5,304,404

Total other expense	11,940,908	450	14,122,628	—	26,063,986

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25,256,292)	29,368,522	(529,719)	—	3,582,511
PROVISION (BENEFIT) FOR INCOME TAXES	(6,812,245)	8,015,875	(142,494)	—	1,061,136

INCOME (LOSS) FROM CONTINUING OPERATIONS	(18,444,047)	21,352,647	(387,225)	—	2,521,375
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(928,802)	—	—	(928,802)
EQUITY IN EARNINGS OF SUBSIDIARIES	20,036,620	—	—	(20,036,620)	—

NET INCOME	1,592,573	20,423,845	(387,225)	(20,036,620)	1,592,573
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	70,818	—	—	—	70,818

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$1,521,755	$20,423,845	$(387,225)	$(20,036,620)	$1,521,755

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Three months ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,303,824	$28,217,895	$752,399	$(28,970,294)	$7,303,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,036,084	11,032,566	5,691,841	—	17,760,491
Gain on disposition of assets	(4,931)	—	(617,368)	—	(622,299)
Gain on insurance claims	(3,482,897)	—	—	—	(3,482,897)
Change in assets and liabilities, net and other	16,337,282	(27,354,006)	(26,279,955)	30,204,531	(7,092,148)

Total adjustments	13,885,538	(16,321,440)	(21,205,482)	30,204,531	6,563,147

Net cash provided (used) by operating activities	21,189,362	11,896,455	(20,453,083)	1,234,237	13,866,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(2,034,995)	(13,679,189)	(26,780,115)	—	(42,494,299)
Proceeds from disposition of property and equipment	3,482,897	—	1,988,962	—	5,471,859

Net cash provided by (used in) investing activities	1,447,902	(13,679,189)	(24,791,153)	—	(37,022,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(37,416)	—	—	—	(37,416)
Proceeds from exercise of stock options	21,250	—	—	—	21,250
Payments of debt and related expenses, net	(3,832)	—	(61,288)	—	(65,120)
Financing proceeds	390,040,000	—	—	—	390,040,000
Repayment of bonds	(398,362,000)	—	—		(398,362,000)
Debt issuance costs	(17,350,710)	—	—	—	(17,350,710)
Proceeds from credit facility	56,572,965	—	93,545,454	—	150,118,419
Payments on credit facility	(46,227,054)	—	(33,000,000)	—	(79,227,054)

Net cash provided (used) in financing activities	(15,346,797)	—	60,484,166	—	45,137,369

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,290,467	(1,782,734)	15,239,930	1,234,237	21,981,900
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	5,705,232	46,595,810	(1,234,237)	51,066,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,290,467	$3,922,498	$61,835,740	$—	$73,048,705

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Three Months Ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,592,573	$20,423,845	$(387,225)	$(20,036,620)	$1,592,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,010,630	11,358,346	5,607,038	—	17,976,014
Gain on disposition of assets	—	(19,350)	—	—	(19,350)
Change in assets and liabilities, net and other	20,456,093	(23,470,615)	(6,677,621)	20,036,620	10,344,477

Total adjustments	21,466,723	(12,131,619)	(1,070,583)	20,036,620	28,301,141

Net cash provided (used) by operating activities	23,059,296	8,292,226	(1,457,808)	—	29,893,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(907,880)	(14,019,864)	(9,459,160)	—	(24,386,904)
Proceeds from disposition of property and equipment	—	5,394,894	—	—	5,394,894

Net cash provided by (used in) investing activities	(907,880)	(8,624,970)	(9,459,160)	—	(18,992,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(15,274)	—	—	—	(15,274)
Proceeds from exercise of stock options	6,361	—	—	—	6,361
Payments of debt and related expenses, net	(5,608)	—	(53,416)	—	(59,024)
Financing proceeds	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Proceeds from credit facility	38,000,000	—	21,000,000	—	59,000,000
Payments on credit facility	(48,000,000)	—	(15,000,000)	—	(63,000,000)
Dividends paid	(807,242)	—	—	—	(807,242)

Net cash provided by (used in) financing activities	(10,821,763)	—	5,946,584	—	(4,875,179)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,329,653	(332,744)	(4,970,384)	—	6,026,525
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,265,460	11,691,100	23,644,686	—	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,595,113	$11,358,356	$18,674,302	$—	$45,627,771

ITEM 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed on May 11, 2009, the Company’s management concluded, based on that evaluation, that the Company’s disclosure controls and procedures as of March 31, 2009 were effective and management reported that there was no change in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In conjunction with the restatement described in Note 1 to our condensed consolidated financial statements contained elsewhere in this document, a re-evaluation was performed as of March 31, 2009 of the effectiveness of the Company’s disclosure controls and procedures. Based upon this re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009 due to a material weakness in our internal control over financial reporting solely related to our restatement of net income available to Company stockholders for the purpose of calculating earnings per share arising from the application of EITF D-98.

ITEM 6.	Exhibits

The following Exhibits are set forth herein:

31.1	—Certification by Chief Executive Officer

31.2	—Certification by Chief Financial Officer

32	—Certification with respect to quarterly report of Landry’s Restaurants, Inc.

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

Date: November 9, 2009