Form 10-Q/A
period 2009-06-30
LANDRYS RESTAURANTS INC
filed 2009-11-09
CIK 908652

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

AS OF AUGUST 7, 2009 THERE WERE

16,142,551 SHARES OF $0.01 PAR VALUE

COMMON STOCK OUTSTANDING

i

LANDRY’S RESTAURANTS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on August 10, 2009 (the “Original Quarterly Report”). The Company has determined that its accounting for redeemable noncontrolling interests was incorrect as we did not separately disclose the accreted value on the condensed consolidated statements of income as a deduction from net income to determine net income available to Landry’s common stockholders for the purpose of calculating earnings per share. This amendment revises the following:

Part I – Item 1. Financial Statements

Part I – Item 4. Controls and Procedures

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,785,103	$51,066,805
Accounts receivable - trade and other, net	14,073,902	18,021,105
Inventories	24,680,020	26,161,092
Deferred taxes	26,184,613	28,001,267
Assets related to discontinued operations	2,986,377	2,973,593
Other current assets	14,982,845	9,102,029

Total current assets	148,692,860	135,325,891

PROPERTY AND EQUIPMENT, net	1,311,982,918	1,259,186,463
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	38,800,995	38,872,873
OTHER ASSETS, net	64,459,974	63,411,316

Total assets	$1,582,464,294	$1,515,324,090

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,035,477	$70,358,471
Accrued liabilities	145,131,162	134,316,329
Income taxes payable	3,016,135	2,784,703
Current portion of long-term notes and other obligations	15,579,815	8,752,906
Liabilities related to discontinued operations	4,177,677	5,149,365

Total current liabilities	235,940,266	221,361,774

LONG-TERM NOTES, NET OF CURRENT PORTION	915,292,994	862,375,429
OTHER LIABILITIES	107,756,314	136,109,782

Total liabilities	1,258,989,574	1,219,846,985

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,142,551 and 16,142,263, shares issued and outstanding, respectively	161,425	161,423
Additional paid-in capital	224,238,881	222,410,106
Retained earnings	128,841,187	116,244,708
Accumulated other comprehensive loss	(30,766,773)	(44,339,132)

Total stockholders’ equity	322,474,720	294,477,105

Noncontrolling interest	1,000,000	1,000,000

Total equity	323,474,720	295,477,105

Total liabilities and equity	$1,582,464,294	$1,515,324,090

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	Restated		Restated
REVENUES:
Restaurant and hospitality	$225,508,163	$241,570,829	$425,783,813	$464,112,021
Gaming:
Casino	34,427,793	40,268,189	70,396,082	83,080,006
Rooms	12,441,637	16,548,192	24,847,453	34,730,572
Food and beverage	11,718,082	12,428,838	22,204,310	24,564,678
Other	4,109,943	3,600,419	7,722,307	7,223,324
Promotional allowances	(6,200,277)	(6,314,192)	(12,658,641)	(13,287,018)

Net gaming revenue	56,497,178	66,531,446	112,511,511	136,311,562

Total revenue	282,005,341	308,102,275	538,295,324	600,423,583

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	54,105,878	62,916,685	103,769,403	121,785,653
Labor	64,189,889	68,779,253	122,185,597	135,124,959
Other operating expenses	55,169,808	59,165,237	96,043,477	114,439,359
Gaming:
Casino	17,511,110	20,310,724	37,131,600	42,370,003
Rooms	5,772,122	6,442,130	11,381,837	12,448,775
Food and beverage	6,732,630	7,468,472	12,433,916	14,640,271
Other	14,007,287	15,000,895	26,371,974	31,026,152
General and administrative expense	12,622,404	12,353,190	24,680,554	25,143,388
Depreciation and amortization	17,701,207	17,710,613	35,461,698	35,375,524
Asset impairment expense	—	1,593,141	—	1,593,141
Gain on insurance claims	(520,751)	—	(4,003,648)	—
Gain on disposal of assets	(741,016)	—	(1,363,315)	—
Pre-opening expenses	459,398	372,424	715,562	840,350

Total operating costs and expenses	247,009,966	272,112,764	464,808,655	534,787,575

OPERATING INCOME	34,995,375	35,989,511	73,486,669	65,636,008
OTHER EXPENSE (INCOME):
Interest expense, net	28,542,043	19,924,731	53,156,617	40,684,313
Other, net	(4,690,409)	(4,156,481)	(555,997)	1,147,923

Total other expense	23,851,634	15,768,250	52,600,620	41,832,236

Income from continuing operations before income taxes	11,143,741	20,221,261	20,886,049	23,803,772
Provision for income taxes	2,546,832	6,216,541	4,934,413	7,277,677

Income from continuing operations	8,596,909	14,004,720	15,951,636	16,526,095
Loss from discontinued operations, net of taxes	(47,867)	(133,134)	(98,770)	(1,061,936)

Net income	8,549,042	13,871,586	15,852,866	15,464,159
Less: Net income attributable to noncontrolling interest	283,730	—	514,308	70,818

Net income attributable to Landry's	8,265,312	13,871,586	15,338,558	15,393,341
Less: Accretion of redeemable noncontrolling interest	1,660,878	—	2,725,641	—

Net income available to Landry’s common stockholders	$6,604,434	$13,871,586	$12,612,917	$15,393,341

Amounts available to Landry’s common stockholders:
BASIC
Income (loss) from continuing operations	$0.42	$0.87	$0.79	$1.02
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.07)

Net income (loss)	$0.41	$0.86	$0.78	$0.95

Weighted average number of common shares outstanding	16,140,000	16,140,000	16,140,000	16,140,000
DILUTED
Income (loss) from continuing operations	$0.42	$0.86	$0.79	$1.00
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.06)

Net income (loss)	$0.41	$0.85	$0.78	$0.94

Weighted average number of common and common share equivalents outstanding	16,205,000	16,370,000	16,180,000	16,380,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2008	16,142,263	$161,423	$222,410,106	$116,244,708	$(44,339,132)	$1,000,000	$295,477,105
Comprehensive income:
Net income attributable to Landry’s	—	—	—	15,338,558	—	—	15,338,558
Gain on interest rate swaps, net of tax expense of $7,308,193	—	—	—	—	13,572,359	—	13,572,359

Total comprehensive income							28,910,917
Accretion of redeemable noncontrolling interest	—	—	—	(2,725,641)	—	—	(2,725,641)
Issuance of restricted stock	3,000	30	(30)	—	—	—	—
Exercise of stock options	3,516	35	30,593	—	—	—	30,628
Forfeiture of restricted stock	(2,140)	(22)	22	—	—	—	—
Purchase of common stock held for treasury	(4,088)	(41)	(31,452)	(16,438)	—	—	(47,931)
Stock based compensation expense	—	—	1,829,642	—	—	—	1,829,642

Balance, June 30, 2009	16,142,551	$161,425	$224,238,881	$128,841,187	$(30,766,773)	$1,000,000	$323,474,720

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,852,866	$15,464,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,461,698	35,784,927
Asset impairment expense	—	1,593,141
(Gain) loss on disposition of assets	(1,363,315)	25,137
Gain on insurance claims	(4,003,648)	—
Changes in assets and liabilities, net and other	14,023,990	2,074,941

Total adjustments	44,118,725	39,478,146

Net cash provided by operating activities	59,971,591	54,942,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(92,419,176)	(53,491,952)
Proceeds from disposition of property and equipment	10,331,599	8,630,224

Net cash used in investing activities	(82,087,577)	(44,861,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(47,931)	(15,274)
Proceeds from exercise of stock options	30,628	6,361
Payments of debt	(3,065,026)	(122,495)
Financing proceeds	390,040,000	—
Repayment of bonds	(398,362,000)	—
Debt issuance costs	(17,639,190)	—
Proceeds from credit facility	223,693,852	140,000,000
Payments on credit facility	(157,816,049)	(142,000,000)
Dividends paid	—	(1,614,369)

Net cash provided by (used in) financing activities	36,834,284	(3,745,777)
NET INCREASE IN CASH AND EQUIVALENTS	14,718,298	6,334,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,066,805	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,785,103	$45,936,046

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$36,972,937	$39,713,918
Income taxes	$638,958	$(3,240,689)

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

Reclassifications

Certain prior year amounts have been reclassified within our financial statements to conform to the current year presentation. The statements of cash flow have been changed to begin with net income. This change had no impact on cash provided by operating activities.

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

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	As reported	As restated	As reported	As restated
STATEMENTS OF INCOME:
Net income attributable to Landry’s	$8,265,312	$8,265,312	$15,338,558	$15,338,558
Less: Accretion of redeemable noncontrolling interest	—	1,660,878	—	2,725,641

Net income available to Landry’s common stockholders	$8,265,312	$6,604,434	$15,338,558	$12,612,917

EARNINGS (LOSS) PER SHARE INFORMATION:
Amounts available to Landry’s common stockholders:
Income (loss) from continuing operations	$8,313,179	$6,652,301	$15,437,328	$12,711,687
Loss from discontinued operations	(47,867)	(47,867)	(98,770)	(98,770)

Net income (loss)	$8,265,312	$6,604,434	$15,338,558	$12,612,917

Amounts available to Landry’s common stockholders:

BASIC
Income (loss) from continuing operations	$0.52	$0.42	$0.96	$0.79
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Net income (loss)	$0.51	$0.41	$0.95	$0.78

Weighted average number of common shares outstanding	16,140,000	16,140,000	16,140,000	16,140,000

DILUTED
Income (loss) from continuing operations	$0.51	$0.42	$0.96	$0.79
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Net income (loss)	$0.50	$0.41	$0.95	$0.78

Weighted average number of common and common share equivalents outstanding	16,205,000	16,205,000	16,180,000	16,180,000

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

Long-term debt is comprised of the following:

	June 30, 2009	December 31, 2008
$50.0 million revolving credit facility, Libor + 2.0%, due March 2011	$—	$4,182,803
$165.6 million Term loan, Libor + 6.0% with Libor no less than 3.5%, 9.5% interest paid quarterly, principal paid quarterly beginning June 30, 2009, due March 2011	158,449,246	30,015,514
Senior Notes, 14.0% interest only, due August 2011	264,359,965	—
Senior Notes, 9.5% interest only, due December 2014	855,000	395,662,000
Senior Notes, 7.5% interest only, due December 2014	783,000	4,338,000
$47.0 million revolving credit facility, Libor + 2.0%, due June 2013	—	8,000,000
$327.0 million First Lien Term Loan, Libor + 2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2014	327,133,236	249,515,152
$165.0 million Second Lien Term Loan, Libor + 3.25%, interest only, due December 2014	165,000,000	165,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,292,362	10,411,034
Other long-term notes payable with various interest rates, principal and interest paid monthly	—	3,832
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000

Total debt	930,872,809	871,128,335
Less current portion	15,579,815	8,752,906

Long-term portion	$915,292,994	$862,375,429

6. EARNINGS PER SHARE (Restated)

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Amounts available to Landry’s common stockholders:
Income (loss) from continuing operations	$6,652,301	$14,004,720	$12,711,687	$16,455,277
Loss from discontinued operations	(47,867)	(133,134)	(98,770)	(1,061,936)

Net income (loss)	$6,604,434	$13,871,586	$12,612,917	$15,393,341

Weighted average common shares outstanding—basic	16,140,000	16,140,000	16,140,000	16,140,000
Dilutive common stock equivalents:
Stock options	65,000	230,000	40,000	240,000

Weighted average common and common share equivalents outstanding—diluted	16,205,000	16,370,000	16,180,000	16,380,000
Earnings (loss) per share—basic
Income from continuing operations	$0.42	$0.87	$0.79	$1.02
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)	(0.07)

Net income	$0.41	$0.86	$0.78	$0.95

Earnings (loss) per share—diluted
Income from continuing operations	$0.42	$0.86	$0.79	$1.00
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)	(0.06)

Net income	$0.41	$0.85	$0.78	$0.94

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

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

June 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,115,305	$62,754,708	$(1,084,910)	$65,785,103
Accounts receivable—trade and other, net	2,797,602	6,178,564	5,097,736	—	14,073,902
Inventories	9,193,544	13,029,447	2,457,029	—	24,680,020
Deferred taxes	21,864,886	1,183,034	3,136,693	—	26,184,613
Assets related to discontinued operations	2,520,286	466,091	—	—	2,986,377
Other current assets	7,205,144	2,793,169	4,984,532	—	14,982,845

Total current assets	43,581,462	27,765,610	78,430,698	(1,084,910)	148,692,860

PROPERTY AND EQUIPMENT, net	9,460,927	660,607,941	641,914,050	—	1,311,982,918
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,991,592	8,468,181	28,341,222	—	38,800,995
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	760,175,440	(21,084,547)	(139,883,683)	(599,207,210)	—
OTHER ASSETS, net	38,809,675	51,072	25,599,227	—	64,459,974

Total assets	$854,019,096	$694,335,804	$634,401,514	$(600,292,120)	$1,582,464,294

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,773,815	$20,860,877	$28,400,785	$—	$68,035,477
Accrued liabilities	61,538,908	48,890,678	35,786,486	(1,084,910)	145,131,162
Income taxes payable	1,430,489	—	1,585,646	—	3,016,135
Current portion of long-term debt and other obligations	12,105,000	—	3,474,815	—	15,579,815
Liabilities related to discontinued operations	—	4,177,677	—	—	4,177,677

Total current liabilities	93,848,212	73,929,232	69,247,732	(1,084,910)	235,940,266

LONG-TERM NOTES, NET OF CURRENT PORTION	412,342,211	—	502,950,783	—	915,292,994
OTHER LIABILITIES	24,353,953	20,209,124	63,193,237	—	107,756,314

Total liabilities	530,544,376	94,138,356	635,391,752	(1,084,910)	1,258,989,574

COMMITMENTS AND CONTINGENCIES
TOTAL EQUITY	323,474,720	600,197,448	(990,238)	(599,207,210)	323,474,720

Total liabilities and equity	$854,019,096	$694,335,804	$634,401,514	$(600,292,120)	$1,582,464,294

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,705,232	$46,595,810	$(1,234,237)	$51,066,805
Accounts receivable—trade and other, net	1,101,730	11,888,296	5,031,079	—	18,021,105
Inventories	9,704,247	13,308,701	3,148,144	—	26,161,092
Deferred taxes	23,786,393	1,107,582	3,107,292	—	28,001,267
Assets related to discontinued operations	2,509,248	464,345	—	—	2,973,593
Other current assets	2,482,521	2,348,472	4,271,036	—	9,102,029

Total current assets	39,584,139	34,822,628	62,153,361	(1,234,237)	135,325,891

PROPERTY AND EQUIPMENT, net	12,363,905	654,061,082	592,761,476	—	1,259,186,463
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,880,275	8,481,376	28,511,222	—	38,872,873
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	750,833,921	(122,866,613)	(153,010,055)	(474,957,253)	—
OTHER ASSETS, net	26,794,020	1,969,121	34,648,175	—	63,411,316

Total assets	$831,456,260	$594,995,141	$565,064,179	$(476,191,490)	$1,515,324,090

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,079,676	$20,756,949	$24,521,846	$—	$70,358,471
Accrued liabilities	48,074,063	50,450,283	37,026,220	(1,234,237)	134,316,329
Income taxes payable	2,784,703	—	—	—	2,784,703
Current portion of long-term debt and other obligations	7,503,833	—	1,249,073	—	8,752,906
Liabilities related to discontinued operations	—	5,149,365	—	—	5,149,365

Total current liabilities	83,442,275	76,356,597	62,797,139	(1,234,237)	221,361,774

LONG-TERM NOTES, NET OF CURRENT PORTION	426,698,317	—	435,677,112	—	862,375,429
DEFERRED TAXES	—	2,089,261	—	(2,089,261)	—
OTHER LIABILITIES	25,838,563	21,405,413	88,865,806	—	136,109,782

Total liabilities	535,979,155	99,851,271	587,340,057	(3,323,498)	1,219,846,985

COMMITMENTS AND CONTINGENCIES
TOTAL EQUITY	295,477,105	495,143,870	(22,275,878)	(472,867,992)	295,477,105

Total liabilities and equity	$831,456,260	$594,995,141	$565,064,179	$(476,191,490)	$1,515,324,090

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$511,813	$222,346,836	$3,406,034	$(756,520)	$225,508,163
Gaming:
Casino	—	—	34,427,793	—	34,427,793
Rooms	—	—	12,441,637	—	12,441,637
Food and beverage	—	—	11,718,082	—	11,718,082
Other	—	—	4,109,943	—	4,109,943
Promotional allowances	—	—	(6,200,277)	—	(6,200,277)

Net gaming revenue	—	—	56,497,178	—	56,497,178

Total revenue	511,813	222,346,836	59,903,212	(756,520)	282,005,341

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	53,610,512	495,366	—	54,105,878
Labor	—	63,308,614	881,275	—	64,189,889
Other operating expenses	(75,322)	54,725,971	1,275,679	(756,520)	55,169,808
Gaming:
Casino	—	—	17,511,110	—	17,511,110
Rooms	—	—	5,772,122	—	5,772,122
Food and beverage	—	—	6,732,630	—	6,732,630
Other	—	—	14,007,287	—	14,007,287
General and administrative expense	12,622,404	—	—	—	12,622,404
Depreciation and amortization	935,411	10,913,275	5,852,521	—	17,701,207
Gain on insurance claims	(158,788)	—	(361,963)	—	(520,751)
Loss (gain) on disposal of assets	—	—	(741,016)	—	(741,016)
Pre-opening expenses	—	459,398	—	—	459,398

Total operating costs and expenses	13,323,705	183,017,770	51,425,011	(756,520)	247,009,966

OPERATING INCOME	(12,811,892)	39,329,066	8,478,201	—	34,995,375
OTHER EXPENSES (INCOME):
Interest expense, net	20,417,036	(69)	8,125,076	—	28,542,043
Other, net	(411,144)	—	(4,279,265)	—	(4,690,409)

Total other expense	20,005,892	(69)	3,845,811	—	23,851,634

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(32,817,784)	39,329,135	4,632,390	—	11,143,741
PROVISION (BENEFIT) FOR INCOME TAXES	(7,710,625)	9,150,063	1,107,394	—	2,546,832

INCOME (LOSS) FROM CONTINUING OPERATIONS	(25,107,159)	30,179,072	3,524,996	—	8,596,909
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(47,867)	—	—	(47,867)
EQUITY IN EARNINGS OF SUBSIDIARIES	33,656,201	—	—	(33,656,201)	—

NET INCOME	8,549,042	30,131,205	3,524,996	(33,656,201)	8,549,042
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	283,730	—	—	—	283,730

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$8,265,312	$30,131,205	$3,524,996	$(33,656,201)	$8,265,312

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$564,676	$238,482,492	$3,386,520	$(862,859)	$241,570,829
Gaming:
Casino	—	—	40,268,189	—	40,268,189
Rooms	—	—	16,548,192	—	16,548,192
Food and beverage	—	—	12,428,838	—	12,428,838
Other	—	—	3,600,419	—	3,600,419
Promotional allowances	—	—	(6,314,192)	—	(6,314,192)

Net gaming revenue	—	—	66,531,446	—	66,531,446

Total revenue	564,676	238,482,492	69,917,966	(862,859)	308,102,275

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	62,386,897	529,788	—	62,916,685
Labor	—	67,767,205	1,012,048	—	68,779,253
Other operating expenses	(22,331)	58,999,912	1,050,515	(862,859)	59,165,237
Gaming:
Casino	—	—	20,310,724	—	20,310,724
Rooms	—	—	6,442,130	—	6,442,130
Food and beverage	—	—	7,468,472	—	7,468,472
Other	—	—	15,000,895	—	15,000,895
General and administrative expense	12,353,190	—	—	—	12,353,190
Depreciation and amortization	838,075	11,360,654	5,511,884	—	17,710,613
Asset impairment expense	—	1,593,141	—	—	1,593,141
Pre-opening expenses	—	372,424	—	—	372,424

Total operating costs and expenses	13,168,934	202,480,233	57,326,456	(862,859)	272,112,764

OPERATING INCOME	(12,604,258)	36,002,259	12,591,510	—	35,989,511
OTHER EXPENSES (INCOME):
Interest expense, net	10,854,827	—	9,069,904	—	19,924,731
Other, net	146,879	631	(4,303,991)	—	(4,156,481)

Total other expense	11,001,706	631	4,765,913	—	15,768,250

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(23,605,964)	36,001,628	7,825,597	—	20,221,261
PROVISION (BENEFIT) FOR INCOME TAXES	(8,260,387)	12,097,518	2,379,410	—	6,216,541

INCOME (LOSS) FROM CONTINUING OPERATIONS	(15,345,577)	23,904,110	5,446,187	—	14,004,720
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(133,134)	—	—	(133,134)
EQUITY IN EARNINGS OF SUBSIDIARIES	29,217,163	—	—	(29,217,163)	—

NET INCOME	13,871,586	23,770,976	5,446,187	(29,217,163)	13,871,586
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$13,871,586	$23,770,976	$5,446,187	$(29,217,163)	$13,871,586

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$988,278	$418,589,258	$7,876,972	$(1,670,695)	$425,783,813
Gaming:
Casino	—	—	70,396,082	—	70,396,082
Rooms	—	—	24,847,453	—	24,847,453
Food and beverage	—	—	22,204,310	—	22,204,310
Other	—	—	7,722,307	—	7,722,307
Promotional allowances	—	—	(12,658,641)	—	(12,658,641)

Net gaming revenue	—	—	112,511,511	—	112,511,511

Total revenue	988,278	418,589,258	120,388,483	(1,670,695)	538,295,324

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	102,755,506	1,013,897	—	103,769,403
Labor	—	120,486,977	1,698,620	—	122,185,597
Other operating expenses	(469,551)	95,638,122	2,545,601	(1,670,695)	96,043,477
Gaming:
Casino	—	—	37,131,600	—	37,131,600
Rooms	—	—	11,381,837	—	11,381,837
Food and beverage	—	—	12,433,916	—	12,433,916
Other	—	—	26,371,974	—	26,371,974
General and administrative expense	24,680,554	—	—	—	24,680,554
Depreciation and amortization	1,958,626	21,958,711	11,544,361	—	35,461,698
Gain on insurance claims	(3,641,685)	—	(361,963)	—	(4,003,648)
Loss (gain) on disposal of assets	(4,931)	—	(1,358,384)	—	(1,363,315)
Pre-opening expenses	—	715,562	—	—	715,562

Total operating costs and expenses	22,523,013	341,554,878	102,401,459	(1,670,695)	464,808,655

OPERATING INCOME	(21,534,735)	77,034,380	17,987,024	—	73,486,669
OTHER EXPENSES (INCOME):
Interest expense, net	36,385,359	(69)	16,771,327	—	53,156,617
Other, net	3,863,993	(121)	(4,419,869)	—	(555,997)

Total other expense	40,249,352	(190)	12,351,458	—	52,600,620

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(61,784,087)	77,034,570	5,635,566	—	20,886,049
PROVISION (BENEFIT) FOR INCOME TAXES	(15,010,458)	18,586,700	1,358,171	—	4,934,413

INCOME (LOSS) FROM CONTINUING OPERATIONS	(46,773,629)	58,447,870	4,277,395	—	15,951,636
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(98,770)		—	(98,770)
EQUITY IN EARNINGS OF SUBSIDIARIES	62,626,495	—	—	(62,626,495)	—

NET INCOME	15,852,866	58,349,100	4,277,395	(62,626,495)	15,852,866
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	514,308	—	—	—	514,308

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$15,338,558	$58,349,100	$4,277,395	$(62,626,495)	$15,338,558

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$1,935,211	$456,495,099	$7,577,999	$(1,896,288)	$464,112,021
Gaming:
Casino	—	—	83,080,006	—	83,080,006
Rooms	—	—	34,730,572	—	34,730,572
Food and beverage	—	—	24,564,678	—	24,564,678
Other	—	—	7,223,324	—	7,223,324
Promotional allowances	—	—	(13,287,018)	—	(13,287,018)

Net gaming revenue	—	—	136,311,562	—	136,311,562

Total revenue	1,935,211	456,495,099	143,889,561	(1,896,288)	600,423,583

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	120,496,852	1,288,801	—	121,785,653
Labor	—	133,025,176	2,099,783	—	135,124,959
Other operating expenses	710,824	112,764,469	2,860,354	(1,896,288)	114,439,359
Gaming:
Casino	—	—	42,370,003	—	42,370,003
Rooms	—	—	12,448,775	—	12,448,775
Food and beverage	—	—	14,640,271	—	14,640,271
Other	—	—	31,026,152	—	31,026,152
General and administrative expense	25,143,388	—	—	—	25,143,388
Depreciation and amortization	2,000,641	22,094,053	11,280,830	—	35,375,524
Asset impairment expense	—	1,593,141	—	—	1,593,141
Pre-opening expenses	—	840,350	—	—	840,350

Total operating costs and expenses	27,854,853	390,814,041	118,014,969	(1,896,288)	534,787,575

OPERATING INCOME	(25,919,642)	65,681,058	25,874,592	—	65,636,008
OTHER EXPENSES (INCOME):
Interest expense, net	22,575,010	—	18,109,303	—	40,684,313
Other, net	367,604	1,081	779,238	—	1,147,923

Total other expense	22,942,614	1,081	18,888,541	—	41,832,236

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(48,862,256)	65,679,977	6,986,051	—	23,803,772
PROVISION (BENEFIT) FOR INCOME TAXES	(15,072,632)	20,208,386	2,141,923	—	7,277,677

INCOME (LOSS) FROM CONTINUING OPERATIONS	(33,789,624)	45,471,591	4,844,128	—	16,526,095
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(1,061,936)	—	—	(1,061,936)
EQUITY IN EARNINGS OF SUBSIDIARIES	49,253,783	—	—	(49,253,783)	—

NET INCOME	15,464,159	44,409,655	4,844,128	(49,253,783)	15,464,159
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	70,818	—	—	—	70,818

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$15,393,341	$44,409,655	$4,844,128	$(49,253,783)	$15,393,341

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six months ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,852,866	$58,349,100	$4,277,395	$(62,626,495)	$15,852,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,958,626	21,958,711	11,544,361	—	35,461,698
Gain on disposition of assets	(4,931)	—	(1,358,384)	—	(1,363,315)
Gain on insurance claims	(3,641,685)	—	(361,963)	—	(4,003,648)
Change in assets and liabilities, net and other	13,684,189	(53,408,279)	(9,027,742)	62,775,822	14,023,990

Total adjustments	11,996,199	(31,449,568)	796,272	62,775,822	44,118,725

Net cash provided (used) by operating activities	27,849,065	26,899,532	5,073,667	149,327	59,971,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	1,169,447	(28,489,459)	(65,099,164)	—	(92,419,176)
Proceeds from disposition of property and equipment	3,646,616	—	6,684,983	—	10,331,599

Net cash provided by (used in) investing activities	4,816,063	(28,489,459)	(58,414,181)	—	(82,087,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(47,931)	—	—	—	(47,931)
Proceeds from exercise of stock options	30,628	—	—	—	30,628
Payments of debt	(2,503,832)	—	(561,194)	—	(3,065,026)
Financing proceeds	390,040,000	—	—	—	390,040,000
Repayment of bonds	(398,362,000)	—	—	—	(398,362,000)
Debt issuance costs	(17,639,190)	—	—	—	(17,639,190)
Proceeds from credit facility	97,633,246	—	126,060,606	—	223,693,852
Payments on credit facility	(101,816,049)	—	(56,000,000)	—	(157,816,049)

Net cash provided (used) in financing activities	(32,665,128)	—	69,499,412	—	36,834,284

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,589,927)	16,158,898	149,327	14,718,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	5,705,232	46,595,810	(1,234,237)	51,066,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$4,115,305	$62,754,708	$(1,084,910)	$65,785,103

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,464,159	$44,409,655	$4,844,128	$(49,253,783)	$15,464,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,000,641	22,503,456	11,280,830	—	35,784,927
Asset impairment expense	—	1,593,141	—	—	1,593,141
Loss on disposition of assets	—	25,137	—	—	25,137
Change in assets and liabilities, net and other	9,392,187	(47,475,463)	(9,095,566)	49,253,783	2,074,941

Total adjustments	11,392,828	(23,353,729)	2,185,264	49,253,783	39,478,146

Net cash provided (used) by operating activities	26,856,987	21,055,926	7,029,392	—	54,942,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(1,626,830)	(30,116,850)	(21,748,272)	—	(53,491,952)
Proceeds from disposition of property and equipment	—	8,630,224	—	—	8,630,224

Net cash provided by (used in) investing activities	(1,626,830)	(21,486,626)	(21,748,272)	—	(44,861,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(15,274)	—	—	—	(15,274)
Proceeds from exercise of stock options	6,361	—	—	—	6,361
Payments of debt	(17,108)	—	(105,387)	—	(122,495)
Proceeds from credit facility	98,000,000	—	42,000,000	—	140,000,000
Payments on credit facility	(107,000,000)	—	(35,000,000)	—	(142,000,000)
Dividends paid	(1,614,369)	—	—	—	(1,614,369)

Net cash provided by (used in) financing activities	(10,640,390)	—	6,894,613	—	(3,745,777)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,589,767	(430,700)	(7,824,267)	—	6,334,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,265,460	11,691,100	23,644,686	—	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,855,227	$11,260,400	$15,820,419	$—	$45,936,046

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In the Company’s Quarterly Reports on Form 10-Q for the quarter June 30, 2009, as filed on August 10, 2009, the Company’s management concluded, based on that evaluation, that the Company’s disclosure controls and procedures as of June 30, 2009 were effective and management reported that there was no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In conjunction with the restatement described in Note 1 to our condensed consolidated financial statements contained elsewhere in this document, a re-evaluation was performed as of June 30, 2009 of the effectiveness of the Company’s disclosure controls and procedures. Based upon this re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009 due to a material weakness in our internal control over financial reporting solely related to our restatement of net income available to Company stockholders for the purpose of calculating earnings per share arising from the application of EITF D-98.

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