Form 10-Q
period 2009-09-30
LANDRYS RESTAURANTS INC
filed 2009-11-09
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

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

AS OF NOVEMBER 5, 2009 THERE WERE

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2009.

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

This report includes certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this offering circular. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this offering circular. These factors include or relate to the following:

•	the merger agreement entered into by us and Fertitta Group, Inc., among others, on November 3, 2009, and whether it will be consummated;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Fertitta Group, Inc.;

•

the inability to complete the merger due to the failure to obtain stockholder approval for the merger or the failure to satisfy other conditions to completion of the merger, including the receipt of all regulatory approvals related to the merger;

•	the failure to obtain the necessary financing arrangements pursuant to the merger agreement;

•	our ability to implement our business strategy;

•	our ability to expand and grow our business and operations;

•	the outcome of legal proceedings that have been, or may be, initiated against us related to the failed merger with an affiliate in 2008 and its termination;

•	the impact of future commodity prices;

•	the availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effects of local and national economic, credit and capital market conditions on the economy in general and our businesses in particular;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality and cyclical nature of our business;

•	weather and acts of God;

•	the ability to maintain existing management;

•	the impact of potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	the impact of potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	food, labor, fuel and utilities costs; and

•	the other factors discussed under “Risk Factors,” included in our Form 10-K for the year ended December 31, 2008.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,997,852	$51,066,805
Accounts receivable - trade and other, net	10,777,487	18,021,105
Inventories	26,861,674	26,161,092
Deferred taxes	17,771,982	28,001,267
Assets related to discontinued operations	2,969,491	2,973,593
Other current assets	11,774,930	9,102,029

Total current assets	115,153,416	135,325,891

PROPERTY AND EQUIPMENT, net	1,329,885,771	1,259,186,463
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	38,753,842	38,872,873
OTHER ASSETS, net	64,813,634	63,411,316

Total assets	$1,567,134,210	$1,515,324,090

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,213,281	$70,358,471
Accrued liabilities	129,864,690	134,316,329
Income taxes payable	355,017	2,784,703
Current portion of long-term notes and other obligations	16,709,815	8,752,906
Liabilities related to discontinued operations	3,592,065	5,149,365

Total current liabilities	215,734,868	221,361,774

LONG-TERM NOTES, NET OF CURRENT PORTION	906,077,836	862,375,429
OTHER LIABILITIES	114,191,782	136,109,782

Total liabilities	1,236,004,486	1,219,846,985

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,142,551 and 16,142,263, shares issued and outstanding, respectively	161,426	161,423
Additional paid-in capital	225,077,029	222,410,106
Retained earnings	135,562,302	116,244,708
Accumulated other comprehensive loss	(30,671,033)	(44,339,132)

Total stockholders’ equity	330,129,724	294,477,105

Noncontrolling interest	1,000,000	1,000,000

Total equity	331,129,724	295,477,105

Total liabilities and equity	$1,567,134,210	$1,515,324,090

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Restaurant and hospitality	$224,217,505	$229,133,485	$650,001,318	$693,245,506
Gaming:
Casino	31,911,212	34,891,090	102,307,294	117,971,096
Rooms	11,778,137	15,105,290	36,625,590	49,835,862
Food and beverage	10,841,517	12,499,577	33,045,827	37,064,255
Other	3,863,607	3,672,058	11,585,914	10,895,382
Promotional allowances	(6,003,115)	(5,565,271)	(18,661,757)	(18,852,289)

Net gaming revenue	52,391,358	60,602,744	164,902,868	196,914,306

Total revenue	276,608,863	289,736,229	814,904,186	890,159,812

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	53,710,457	58,425,756	157,479,860	180,211,409
Labor	64,161,951	65,111,320	186,347,548	200,236,279
Other operating expenses	54,143,465	57,292,990	150,186,942	171,732,349
Gaming:
Casino	17,180,494	18,299,089	54,312,094	60,669,092
Rooms	6,025,464	6,286,724	17,407,301	18,735,499
Food and beverage	6,508,405	7,853,832	18,942,321	22,494,103
Other	15,118,272	15,503,335	41,490,246	46,529,487
General and administrative expense	11,544,501	11,732,472	36,225,055	36,875,860
Depreciation and amortization	17,903,473	17,745,002	53,365,171	53,120,526
Asset impairment expense	607,584	18,491,787	607,584	20,084,928
Gain on insurance claims	(406,994)	—	(4,410,642)	—
Gain on disposal of assets	—	—	(1,363,315)	—
Pre-opening expenses	177,867	551,720	893,429	1,392,070

Total operating costs and expenses	246,674,939	277,294,027	711,483,594	812,081,602

OPERATING INCOME	29,933,924	12,442,202	103,420,592	78,078,210
OTHER EXPENSE (INCOME):
Interest expense, net	29,309,564	19,491,090	82,466,181	60,175,403
Other, net	(13,429,264)	2,633,245	(13,985,261)	3,781,168

Total other expense	15,880,300	22,124,335	68,480,920	63,956,571

Income (loss) from continuing operations before income taxes	14,053,624	(9,682,133)	34,939,672	14,121,639
Provision (benefit) for income taxes	5,025,846	(2,125,878)	9,960,259	5,151,799

Income (loss) from continuing operations	9,027,778	(7,556,255)	24,979,413	8,969,840
Loss from discontinued operations, net of taxes	(56,226)	(9,474,444)	(154,996)	(10,536,380)

Net income (loss)	8,971,552	(17,030,699)	24,824,417	(1,566,540)
Less: Net income attributable to noncontrolling interest	165,027	24,462	679,335	95,280

Net income (loss) attributable to Landry’s	8,806,525	(17,055,161)	24,145,082	(1,661,820)
Less: Accretion of redeemable noncontrolling interests	2,085,410	—	4,811,050	—

Net income (loss) available to Landry’s common stockholders	$6,721,115	$(17,055,161)	$19,334,032	$(1,661,820)

EARNINGS (LOSS) PER SHARE INFORMATION:
Amounts available to Landry’s common stockholders:
BASIC
Income (loss) from continuing operations	$0.42	$(0.47)	$1.21	$0.55
Loss from discontinued operations	—	(0.59)	(0.01)	(0.65)

Net income (loss)	$0.42	$(1.06)	$1.20	$(0.10)

Weighted average number of common shares outstanding	16,140,000	16,140,000	16,140,000	16,140,000
DILUTED
Income (loss) from continuing operations	$0.42	$(0.47)	$1.20	$0.55
Loss from discontinued operations	(0.01)	(0.59)	(0.01)	(0.65)

Net income (loss)	$0.41	$(1.06)	$1.19	$(0.10)

Weighted average number of common and common share equivalents outstanding	16,220,000	16,140,000	16,195,000	16,140,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2008	16,142,263	$161,423	$222,410,106	$116,244,708	$(44,339,132)	$1,000,000	$295,477,105
Comprehensive income:
Net income attributable to Landry’s	—	—	—	24,145,082	—	—	24,145,082
Gain on interest rate swaps, net of taxes of $7,359,746	—	—	—	—	13,668,099	—	13,668,099

Total comprehensive income							37,813,181
Accretion of redeemable noncontrolling interest	—	—	—	(4,811,050)	—	—	(4,811,050)
Issuance of restricted stock	3,000	30	(30)	—	—	—	—
Exercise of stock options	3,516	35	30,593	—	—	—	30,628
Forfeiture of restricted stock	(2,140)	(21)	21	—	—	—	—
Purchase of common stock held for treasury	(4,088)	(41)	(31,452)	(16,438)	—	—	(47,931)
Stock based compensation expense	—	—	2,667,791	—	—	—	2,667,791

Balance, September 30, 2009	16,142,551	$161,426	$225,077,029	$135,562,302	$(30,671,033)	$1,000,000	$331,129,724

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,824,417	$(1,566,540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,365,171	53,685,155
Asset impairment expense	607,584	30,423,771
Gain on disposition of assets	(1,363,315)	—
Gain on insurance claims	(4,410,642)	—
Gain on repurchase of debt	(19,406,543)	—
Changes in assets and liabilities, net and other	14,223,410	4,084,317

Total adjustments	43,015,665	88,193,243

Net cash provided by operating activities	67,840,082	86,626,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(128,470,353)	(81,020,397)
Proceeds from disposition of property and equipment	10,738,594	15,434,800

Net cash used in investing activities	(117,731,759)	(65,585,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(47,931)	(15,274)
Proceeds from exercise of stock options	30,628	6,361
Payments of debt	(6,442,761)	(187,250)
Financing proceeds	390,040,000	39,515,152
Repayment of bonds	(398,482,000)	—
Repurchase of debt	(13,775,829)	—
Debt issuance costs	(18,377,186)	—
Proceeds from credit facility	271,693,852	219,000,000
Payments on credit facility	(180,816,049)	(254,000,000)
Dividends paid	—	(1,614,369)

Net cash provided by financing activities	43,822,724	2,704,620
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(6,068,953)	23,745,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,066,805	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,997,852	$63,346,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$72,537,412	$50,295,310
Income taxes	$2,435,312	$(2,050,139)

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

Accounts receivable is comprised primarily of amounts due from our credit card processor, receivables from national storage and distribution companies, and casino and hotel receivables. The receivables from national storage and distribution companies arise when certain of our inventory items are conveyed to these companies at cost (including freight and holding charges but without any general overhead costs). These conveyance transactions do not impact the consolidated statements of income as there is no revenue or expense recognized in the financial statements since they are without economic substance other than drayage. We reacquire these items, although not obligated to, when subsequently delivered to our restaurants at cost plus the distribution company’s contractual mark-up. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of individual accounts. Receivables are written off when they are deemed to be uncollectible.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

Generally Accepted Accounting Principles (GAAP) establishes a hierarchy for fair value measurements, such that Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, Level 2 measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a highly subjective measure.

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2009, consist primarily of interest rate swaps (Note 5), for which the lowest level of input significant to their fair value measurement is Level 2. As of September 30, 2009, the fair value of the interest rate swap liabilities totaled $68.2 million, of which $47.2 million are designated and qualify as hedges and the remaining $21.0 million do not qualify as hedges. These amounts are recorded as other long term liabilities in our consolidated balance sheets. In connection with a non-qualified deferred compensation plan, we use a Rabbi Trust to fund obligations of the plan. The market value of the trust assets, as determined using Level 1 inputs, is included in other assets, net and the liability to plan participants is included in other liabilities in our consolidated balance sheets.

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

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
9.5% Senior Notes due December 2014	$735,000	$741,509	$395,662,000	$367,965,660
7.5% Senior Notes due December 2014	783,000	637,049	4,338,000	3,261,482
14.0% Series A Senior Notes due August 2011	7,238,649	7,274,842	—	—
14.0% Series B Senior Notes due August 2011	260,138,957	261,439,652	—	—
Libor + 2.0% First Lien Term Loan due June 2014	326,314,300	215,367,438	249,515,152	72,359,394
Libor + 3.25% Second Lien Term Loan due December 2014	131,817,628	54,045,227	165,000,000	17,325,000
Libor + 6.0% with Libor no less than 3.5% Term Loan due March 2011	156,526,555	158,091,821	30,015,514	30,015,514
Libor + 2.0% Revolving credit facility due June 2013	25,000,000	16,500,000	8,000,000	2,320,000
Libor + 6.0% Revolving credit facility due March 2011	—	—	4,182,803	4,182,803
7.0% Seller note due November 2010	4,000,000	3,965,684	4,000,000	2,899,151
9.39% non-recourse note payable due May 2010	10,233,562	10,455,091	10,411,034	10,403,241

	$922,787,651	$728,518,313	$871,124,503	$510,732,245

Reclassifications

Certain prior year amounts have been reclassified within our financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This new accounting guidance requires measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, the guidance requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. This new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations in the future.

In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements. This new guidance applies to the accounting for non-controlling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We adopted the new accounting guidance on January 1, 2009

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and have retroactively adjusted the presentation of our financial statements to reflect the effect of our non-controlling interests in a single restaurant operation.

In February 2008, the FASB issued new accounting guidance which delayed the effective date of previously issued accounting guidance on fair value measurements for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The adoption of this new accounting guidance did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued new accounting guidance requiring expanded quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The new accounting guidance is effective for fiscal years beginning after November 15, 2008. We adopted the guidance on January 1, 2009 and have included the required expanded disclosures within this report.

In April 2008, the FASB issued new accounting guidance on determining the useful life of intangible assets which removed the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. The new guidance replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This new accounting guidance is being applied prospectively beginning January 1, 2009, and the adoption has not had a material impact on our consolidated financial statements.

In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities. In accordance with the new guidance, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, our unvested awards of restricted stock are required to be included in the calculation of basic earnings per common share. These participating securities, prior to application of the new accounting guidance, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. We applied the provisions of the new accounting guidance beginning on January 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the inclusion of participating securities in the calculation of basic earnings per common share for prior periods was not material.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. This new accounting guidance was effective for our reporting periods beginning with our June 30, 2009 interim financial statements. The new accounting guidance expanded the previous disclosure requirements about how an entity reports on fair value to be included in the summarized, interim financial statements. This new accounting guidance did not impact our consolidated financial position, cash flows or results of operations, and we have included the required disclosures within these September 30, 2009 interim financial statements.

In April 2009, the FASB issued new accounting guidance on the recognition and presentation of other-than temporary impairments, which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements. As we currently do not have any unrealized losses on debt or equity securities, this new accounting guidance did not impact our financial position, cash flows or results of operations.

In April 2009, the FASB issued new accounting guidance on the estimation of fair value when the volume and level of activity for assets or liabilities have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. This new accounting guidance became effective with our second quarter of 2009 interim financial statements. The implementation of this new accounting guidance did not significantly change our valuation or disclosure of financial and nonfinancial assets and liabilities.

In April 2009, the FASB issued new accounting guidance on accounting for assets acquired and liabilities assumed in a business combination. This new accounting guidance, which became effective for business combinations having an acquisition date on or after January 1, 2009, requires an asset or liability arising from a contingency in a business

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with accounting guidance related to accounting for contingencies and reasonably estimating the amount of a loss. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations in the future.

In May 2009, the FASB issued new accounting guidance on subsequent events. This new guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. This new accounting guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have an impact on our consolidated financial statements for the three months ended September 30, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued.

In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This new guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact this guidance may have on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. This new guidance is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the potential impact this new guidance may have on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on the FASB Accounting Standards Codification (Codification) and the hierarchy of generally accepted accounting principles, which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This new guidance explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This new accounting guidance is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The adoption of this new guidance did not have an impact on our consolidated financial statements.

Other Matters

Our Chairman and Chief Executive Officer controls over 50% of the Company’s voting common stock and he is able to control the election of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. He will also have the power to prevent or cause a change in control unless he chooses not to as is the case in the pending Merger, and could take other actions that might be desirable to him but not to other stockholders.

2. HURRICANE IKE

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. The Kemah and Galveston properties had been a significant driver of our overall performance in 2008. All Houston, Galveston and Kemah restaurants have reopened. During the third quarter of 2008, we recorded asset impairment charges totaling $24.4 million based on preliminary estimates of the damage sustained by our properties. This charge was reduced by $7.5 million as a result of insurance proceeds received under our various property and casualty insurance policies. During 2009, the difference between these recorded impairments and the associated insurance proceeds resulted in the recognition of a $0.4 million and a $4.4 million gain during the three and nine month period ended September 30, 2009, respectively.

We also maintain business interruption insurance coverage and have recorded approximately $0.2 million and $2.5 million in recoveries during the nine months ended September 30, 2009 and 2008, respectively, related to lost profits at our affected locations in Galveston and the Kemah Boardwalk. This amount was recorded as revenue in our consolidated financial statements.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We expect to sell the land and improvements belonging to the remaining restaurants in the disposal plan, or abandon those locations, during the next twelve months.

The results of discontinued operations for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$—	$3,185,873	$—	$10,752,673
Loss from discontinued operations before income taxes	(90,106)	(14,676,438)	(248,391)	(16,310,186)
Income tax benefit on discontinued operations	(33,880)	(5,201,994)	(93,395)	(5,773,806)

Net loss from discontinued operations	$(56,226)	$(9,474,444)	$(154,996)	$(10,536,380)

We continually monitor unfavorable cash flows, if any, relating to under performing restaurants. Periodically, we may conclude certain properties have become impaired based on the existing and anticipated future economic outlook or expected sales prices for such properties determined through analysis of their respective market areas or sales contracts. During the three and nine months ended September 30, 2009, we recorded impairment charges of $0.6 million related to a single restaurant location. During the nine months ended September 30, 2008, we recorded impairment charges of $3.2 million to impair the leasehold improvements and equipment of three underperforming restaurants.

4. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2009	December 31, 2008
Payroll and related costs	$26,096,338	$22,345,794
Rent and insurance	28,797,319	29,384,290
Taxes, other than payroll and income taxes	17,518,291	20,214,428
Deferred revenue (gift cards and certificates)	14,989,617	25,091,978
Accrued interest	7,320,144	2,612,258
Casino deposits, outstanding chips and other gaming	9,340,301	10,237,310
Other	25,802,680	24,430,271

	$129,864,690	$134,316,329

5. DEBT

During 2008, we obtained a fully funded financing commitment which included up to $250.0 million in term loans.

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

We subsequently funded an additional $135 million under the commitment by entering into a $215.6 million Amended and Restated Credit Agreement dated as of February 13, 2009 (the Credit Agreement) which included the interim senior secured credit facility. The Credit Agreement provides for a term loan of $165.6 million, which includes the $31 million term loan and the revolving credit line of $50.0 million that was previously funded. The obligations under the Credit Agreement are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all of our assets and the Guarantors.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 13, 2009, we completed the offering of $295.5 million in aggregate principal amount of 14.0% Senior Secured Notes due 2011 (Series A Notes). The gross proceeds from the offering and sale of the Series A Notes were $260.0 million. The Series A Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all of our and the Guarantors’ assets. The Series A Notes were issued pursuant to an indenture, dated as of February 13, 2009 (Indenture), among us, the Guarantors and Deutsche Bank Trust Company America, as Trustee and as Collateral Agent. On July 10, 2009, we and the Guarantors filed a registration statement with respect to an offer to exchange the Series A Notes for notes registered under the Securities Act of 1933, as amended (the “Securities Act”), having substantially identical terms as the Series A Notes.

On August 14, 2009, we completed our offer to exchange $295.5 million in aggregate principal amount of 14.0% Senior Secured Notes due 2011(Series B Notes), that have been registered under the Securities Act of 1933, for the Series A Notes. An aggregate principal amount of $260.5 million of Series A Notes were exchanged for Series B Notes pursuant to the offer and an aggregate principal amount of $27.0 million Series A Notes were exchanged for Series B Notes pursuant to a private exchange. The total principal amount of notes exchanged was $287.5 million.

The Series A and B Notes (the Notes) will mature on August 15, 2011. Interest on the Notes accrues from February 13, 2009, at a fixed interest rate of 14.0% to be paid twice a year, on each February 15th and August 15th, beginning August 15, 2009. We may redeem the Notes any time at par, plus accrued interest. We are required to offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest, if we experience a change in control as defined in the Indenture.

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

We used the proceeds from the Notes offering, together with borrowings under the Credit Agreement to refinance our existing $395.7 million aggregate principal amount of 9.5% senior notes due 2014 (the “9.5% Notes”) and $4.3 million aggregate principal amount of 7.5% senior notes due 2014 (the “7.5% Notes” and, together with the 9.5% Notes, the “Existing Notes”). As of September 30, 2009, $0.8 million of our 7.5% Notes and $0.7 million of our 9.5% Notes remained outstanding. In addition, we paid a redemption premium of approximately $4.0 million in connection with the repurchase of the Existing Notes.

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

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (the “Golden Nugget”), completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at September 30, 2009. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at September 30, 2009. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

On September 25, 2009, an unrestricted subsidiary of Landry’s completed the acquisition of $33.2 million face amount of Golden Nugget second lien term loan debt through a dutch tender and open market purchases at a weighted average cost approximating 41% of face value. In connection with the debt purchases, the unrestricted subsidiary agreed to forgive the face amount of the debt acquired and accordingly, a $19.4 million gain was recognized, which is classified as other, net on the consolidated statements of income.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedges. These swaps mirror the terms of the underlying debt and reset using the same index and terms. On September 25, 2009, an unrestricted subsidiary of Landry’s repurchased an aggregate $33.2 million face amount of second lien term loan debt, and as such, a proportional share of the second lien swaps are no longer an effective cash flow hedge. Accordingly, a $4.8 million non-cash expense associated with these swaps was recorded during the third quarter of 2009. The interest rate swaps associated with the remaining outstanding term loans were redesignated as effective cash flow hedges. At September 30, 2009, the remaining swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in accumulated other comprehensive loss at September 30, 2009 and December 31, 2008 are unrealized losses, net of income taxes, totaling $30.7 million and $44.3 million, respectively, related to these hedges. The impact of these interest rate swaps was an increase to interest expense of $6.5 million and $3.0 million during the three months ended September 30, 2009 and 2008, respectively, and $17.5 million and $7.3 million during the nine months ended September 30, 2009 and 2008, respectively. The interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash expense of approximately $1.4 million and $1.8 million was recorded for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 we recorded a non-cash gain of $3.5 million and an expense of $2.1 million for the nine months ended September 30, 2008.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. In addition, the Golden Nugget debt agreement requires a parent contribution if the leverage ratio, as defined, falls below a predetermined level through December 31, 2009. The contribution is required to be made within 10 days of reporting the Golden Nugget quarterly results to the lenders. As a result of reduced operating results combined with additional borrowings for construction of the new tower, we contributed approximately $12.7 million and $6.0 million in cash to the Golden Nugget in May 2009 and August 2009, respectively. As of September 30, 2009, we were in compliance with all such covenants and had approximately $19.3 million in letters of credit outstanding, and our available borrowing capacity was $52.7 million.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt is comprised of the following:

	September 30, 2009	December 31, 2008
$50.0 million revolving credit facility, Libor + 6.0%, with Libor no less than 3.5% due March 2001	$—	$4,182,803
$165.6 million Term loan, Libor + 6.0% with Libor no less than 3.5%, 9.5% interest paid quarterly, principal paid quarterly beginning June 30, 2009, due March 2011	156,526,555	30,015,514
Series A Senior Notes, 14.0% interest only, due August 2011	7,238,649	—
Series B Senior Notes, 14.0% interest only, due August 2011	260,138,957	—
Senior Notes, 9.5% interest only, due December 2014	735,000	395,662,000
Senior Notes, 7.5% interest only, due December 2014	783,000	4,338,000
$47.0 million revolving credit facility, Libor + 2.0%, due June 2013	25,000,000	8,000,000
$327.0 million First Lien Term Loan, Libor + 2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2014	326,314,300	249,515,152
$165.0 million Second Lien Term Loan, Libor + 3.25%, interest only, due December 2014	131,817,628	165,000,000
Non-recourse long-term note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,233,562	10,411,034
Other long-term notes payable with various interest rates, principal and interest paid monthly	—	3,832
$4.0 million seller note, 7.0%, interest paid monthly, due November 2010	4,000,000	4,000,000

Total debt	922,787,651	871,128,335
Less current portion	16,709,815	8,752,906

Long-term portion	$906,077,836	$862,375,429

6. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Amounts available to Landry’s common stockholders:
Income (loss) from continuing operations	$6,777,341	$(7,580,717)	$19,489,028	$8,874,560
Loss from discontinued operations	(56,226)	(9,474,444)	(154,996)	(10,536,380)

Net income (loss)	$6,721,115	$(17,055,161)	$19,334,032	$(1,661,820)

Weighted average common shares outstanding—basic	16,140,000	16,140,000	16,140,000	16,140,000
Dilutive common stock equivalents:
Stock options	80,000	—	55,000	—

Weighted average common and common share equivalents outstanding—diluted	16,220,000	16,140,000	16,195,000	16,140,000
Earnings (loss) per share—basic
Income from continuing operations	$0.42	($0.47)	$1.21	$0.55
Loss from discontinued operations, net of taxes	—	(0.59)	(0.01)	(0.65)

Net income	$0.42	($1.06)	$1.20	($0.10)

Earnings (loss) per share—diluted
Income from continuing operations	$0.42	($0.47)	$1.20	$0.55
Loss from discontinued operations, net of taxes	(0.01)	(0.59)	(0.01)	(0.65)

Net income	$0.41	($1.06)	$1.19	($0.10)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities. In accordance with this new accounting guidance, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, our unvested awards of restricted stock are required to be included in the calculation of basic earnings per common share. These participating securities, prior to application of the new accounting guidance, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. The basic and diluted earnings per share amounts have been retroactively adjusted for all periods presented.

7. STOCK-BASED COMPENSATION

GAAP requires the recognition of the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. We have several stock-based employee compensation plans, which are more fully described in our 2008 Annual Report on Form 10-K.

For the three months ended September 30, 2009 and 2008, total stock-based compensation expense, which includes both stock options and restricted stock, totaled $0.8 million and $1.0 million, respectively. For the nine months ended September 30, 2009 and 2008, total stock-based compensation expense totaled $2.7 million and $3.1 million, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

8. INCOME TAXES

As of January 1, 2009, we had approximately $15.7 million of unrecognized tax benefits, including $2.3 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. There were no material changes in unrecognized benefits for the nine months ended September 30, 2009. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions at September 30, 2009. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

9. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of September 30, 2009, we had future development, land purchases and construction commitments anticipated to be expended within the next 12 months of approximately $14.3 million, including construction of certain new restaurants and the construction of a hotel tower at the Golden Nugget – Las Vegas. We estimate aggregate capital expenditures for the remainder of the year to be $20.8 million, most of which relates to the tower.

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

Other Commitments

On February 24, 2006, we acquired 80% of T-Rex Cafe, Inc. from Schussler Creative, Inc. (SCI). The agreement with SCI provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us at a calculated amount as determined in the agreement no earlier than January 2010. During the first quarter of 2009, we determined the redemption was probable and began accreting to the expected redemption value on the expected redemption date. We are recording the estimated amount as an increase to non-controlling interests liability and a decrease to retained earnings in our consolidated balance sheets as of September 30, 2009.

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded expenses of $3.6 million and $4.4 million for the three months ended September 30, 2009 and 2008, respectively and $10.5 million and $11.8 million for the nine months ended September 30, 2009 and 2008, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future default under any of such leased locations, we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and/or cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $63.3 million at September 30, 2009. We have recorded a liability of $3.3 million with respect to these obligations, where it is probable that we will make future cash payments. We believe the remaining obligations will be met by the third party.

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

Following Mr. Fertitta’s latest proposal to acquire all of our outstanding stock on November 3, 2009, the class action lawsuit styled Frederic Goldfein, Individually and on behalf of all others similarly situated v. Landry’s Restaurants, Inc., et al. was filed in the District Court of Harris Country, 164th Judicial District. We are named in the Petition as a defendant along with all of our directors. Plaintiff has alleged that in connection with the proposed merger transaction, defendants have violated their fiduciary duties, duties of loyalty and good faith and fair dealing and have placed an artificial lid on the price of our stock by announcing a transaction at an inadequate price. Plaintiff seeks to enjoin the transaction until we adopt procedures and a process to obtain the highest price for shareholders, or alternatively to rescind the transaction. We believe this action is without merit and intend to vigorously contest this matter.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Restaurant and Hospitality	$224,217,505	$229,133,485	$650,001,318	$693,245,506
Gaming	52,391,358	60,602,744	164,902,868	196,914,306

Total	$276,608,863	$289,736,229	$814,904,186	$890,159,812

Unit level profit:
Restaurant and Hospitality	$52,201,632	$48,303,419	$155,986,968	$141,065,469
Gaming	7,558,723	12,659,764	32,750,906	48,486,125

Total	$59,760,355	$60,963,183	$188,737,874	$189,551,594

Depreciation, amortization and impairment:
Restaurant and Hospitality	$13,170,295	$30,895,870	$37,953,699	$57,336,377
Gaming	5,340,762	5,340,919	16,019,056	15,869,077

Total	$18,511,057	$36,236,789	$53,972,755	$73,205,454

Income before taxes:
Unit level profit	$59,760,355	$60,963,183	$188,737,874	$189,551,594
Depreciation, amortization and impairment	18,511,057	36,236,789	53,972,755	73,205,454
General and administrative	11,544,501	11,732,472	36,225,055	36,875,860
Gain on insurance claims	(406,994)	—	(4,410,642)	—
Loss (gain) on disposal of assets	—	—	(1,363,315)	—
Pre-opening	177,867	551,720	893,429	1,392,070
Interest expense, net	29,309,564	19,491,090	82,466,181	60,175,403
Other expenses (income)	(13,429,264)	2,633,245	(13,985,261)	3,781,168

Consolidated income from continuing operations before taxes	$14,053,624	$(9,682,133)	$34,939,672	$14,121,639

			September 30, 2009	December 31, 2008
Segment assets:
Restaurant and Hospitality			$717,345,577	$720,728,486
Gaming			671,149,337	601,475,227
Corporate and other (1)			178,639,296	193,120,377

			$1,567,134,210	$1,515,324,090

(1)	Includes intersegment eliminations and assets and liabilities related to discontinued operations

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

September 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,104,629	$42,193,141	$(299,918)	$44,997,852
Accounts receivable—trade and other, net	1,320,055	5,758,163	3,699,269	—	10,777,487
Inventories	11,515,321	13,027,326	2,319,027	—	26,861,674
Deferred taxes	13,286,652	1,333,938	3,151,392	—	17,771,982
Assets related to discontinued operations	2,509,148	460,343	—	—	2,969,491
Other current assets	3,753,852	2,760,575	5,260,503	—	11,774,930

Total current assets	32,385,028	26,444,974	56,623,332	(299,918)	115,153,416

PROPERTY AND EQUIPMENT, net	8,900,698	654,743,108	666,241,965	—	1,329,885,771
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	2,029,439	8,468,181	28,256,222	—	38,753,842
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	772,439,853	(43,235,716)	(148,464,259)	(580,739,878)	—
OTHER ASSETS, net	35,260,896	10,857	29,541,881	—	64,813,634

Total assets	$851,015,914	$664,958,951	$632,199,141	$(581,039,796)	$1,567,134,210

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,753,653	$17,998,129	$29,461,499	$—	$65,213,281
Accrued liabilities	51,165,643	42,847,148	36,151,817	(299,918)	129,864,690
Income taxes payable	355,017	—	—	—	355,017
Current portion of long-term debt and other obligations	13,235,000	—	3,474,815	—	16,709,815
Liabilities related to discontinued operations	—	3,592,065	—	—	3,592,065

Total current liabilities	82,509,313	64,437,342	69,088,131	(299,918)	215,734,868

LONG-TERM NOTES, NET OF CURRENT PORTION	412,187,160	—	493,890,676	—	906,077,836
OTHER LIABILITIES	25,189,717	19,660,909	69,341,156	—	114,191,782

Total liabilities	519,886,190	84,098,251	632,319,963	(299,918)	1,236,004,486

COMMITMENTS AND CONTINGENCIES
TOTAL EQUITY	331,129,724	580,860,700	(120,822)	(580,739,878)	331,129,724

Total liabilities and equity	$851,015,914	$664,958,951	$632,199,141	$(581,039,796)	$1,567,134,210

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,705,232	$46,595,810	$(1,234,237)	$51,066,805
Accounts receivable—trade and other, net	1,101,730	11,888,296	5,031,079	—	18,021,105
Inventories	9,704,247	13,308,701	3,148,144	—	26,161,092
Deferred taxes	23,786,393	1,107,582	3,107,292	—	28,001,267
Assets related to discontinued operations	2,509,248	464,345	—	—	2,973,593
Other current assets	2,482,520	2,348,473	4,271,036	—	9,102,029

Total current assets	39,584,138	34,822,629	62,153,361	(1,234,237)	135,325,891

PROPERTY AND EQUIPMENT, net	12,363,905	654,061,082	592,761,476	—	1,259,186,463
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,880,275	8,481,376	28,511,222	—	38,872,873
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	749,698,257	(75,427,069)	(148,991,957)	(525,279,231)	—
OTHER ASSETS, net	27,929,685	1,969,120	33,512,511	—	63,411,316

Total assets	$831,456,260	$642,434,685	$567,946,613	$(526,513,468)	$1,515,324,090

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,079,676	$20,756,949	$24,521,846	$—	$70,358,471
Accrued liabilities	48,074,063	50,450,283	37,026,220	(1,234,237)	134,316,329
Income taxes payable	2,784,703	—	—	—	2,784,703
Current portion of long-term debt and other obligations	7,503,833	—	1,249,073	—	8,752,906
Liabilities related to discontinued operations	—	5,149,365	—	—	5,149,365

Total current liabilities	83,442,275	76,356,597	62,797,139	(1,234,237)	221,361,774

LONG-TERM NOTES, NET OF CURRENT PORTION	426,698,317	—	435,677,112	—	862,375,429
DEFERRED TAXES	—	2,089,261	—	(2,089,261)	—
OTHER LIABILITIES	25,838,563	21,405,412	88,865,807	—	136,109,782

Total liabilities	535,979,155	99,851,270	587,340,058	(3,323,498)	1,219,846,985

COMMITMENTS AND CONTINGENCIES
TOTAL EQUITY	295,477,105	542,583,415	(19,393,445)	(523,189,970)	295,477,105

Total liabilities and equity	$831,456,260	$642,434,685	$567,946,613	$(526,513,468)	$1,515,324,090

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$616,372	$220,240,556	$4,102,585	$(742,008)	$224,217,505
Gaming:
Casino	—	—	31,911,212	—	31,911,212
Rooms	—	—	11,778,137	—	11,778,137
Food and beverage	—	—	10,841,517	—	10,841,517
Other	—	—	3,863,607	—	3,863,607
Promotional allowances	—	—	(6,003,115)	—	(6,003,115)

Net gaming revenue	—	—	52,391,358	—	52,391,358

Total revenue	616,372	220,240,556	56,493,943	(742,008)	276,608,863

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	53,118,754	591,703	—	53,710,457
Labor	—	63,178,789	983,162	—	64,161,951
Other operating expenses	(214,778)	53,649,930	1,450,321	(742,008)	54,143,465
Gaming:
Casino	—	—	17,180,494	—	17,180,494
Rooms	—	—	6,025,464	—	6,025,464
Food and beverage	—	—	6,508,405	—	6,508,405
Other	—	—	15,118,272	—	15,118,272
General and administrative expense	11,544,501	—	—	—	11,544,501
Depreciation and amortization	986,609	11,080,480	5,836,384	—	17,903,473
Asset impairment expense	—	—	607,584	—	607,584
Gain on insurance claims	—	(59,076)	(347,918)	—	(406,994)
Pre-opening expenses	—	177,867	—	—	177,867

Total operating costs and expenses	12,316,332	181,146,744	53,953,871	(742,008)	246,674,939

OPERATING INCOME (LOSS)	(11,699,960)	39,093,812	2,540,072	—	29,933,924
OTHER EXPENSES (INCOME):
Interest expense, net	20,410,946	(39)	8,898,657	—	29,309,564
Other, net	(474,409)	—	(12,954,855)	—	(13,429,264)

Total other expense	19,936,537	(39)	(4,056,198)	—	15,880,300

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(31,636,497)	39,093,851	6,596,270	—	14,053,624
PROVISION (BENEFIT) FOR INCOME TAXES	(12,672,440)	15,673,543	2,024,743	—	5,025,846

INCOME (LOSS) FROM CONTINUING OPERATIONS	(18,964,057)	23,420,308	4,571,527	—	9,027,778
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(56,226)	—	—	(56,226)
EQUITY IN EARNINGS OF SUBSIDIARIES	27,935,609	—	—	(27,935,609)	—

NET INCOME	8,971,552	23,364,082	4,571,527	(27,935,609)	8,971,552
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	165,027	—	—	—	165,027

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$8,806,525	$23,364,082	$4,571,527	$(27,935,609)	$8,806,525

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$1,357,247	$224,155,641	$4,435,718	$(815,121)	$229,133,485
Gaming:
Casino	—	—	34,891,090	—	34,891,090
Rooms	—	—	15,105,290	—	15,105,290
Food and beverage	—	—	12,499,577	—	12,499,577
Other	—	—	3,672,058	—	3,672,058
Promotional allowances	—	—	(5,565,271)	—	(5,565,271)

Net gaming revenue	—	—	60,602,744	—	60,602,744

Total revenue	1,357,247	224,155,641	65,038,462	(815,121)	289,736,229

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	57,720,927	704,829	—	58,425,756
Labor	—	64,082,438	1,028,882	—	65,111,320
Other operating expenses	(2,917,841)	59,419,788	1,606,164	(815,121)	57,292,990
Gaming:
Casino	—	—	18,299,089	—	18,299,089
Rooms	—	—	6,286,724	—	6,286,724
Food and beverage	—	—	7,853,832	—	7,853,832
Other	—	—	15,503,335	—	15,503,335
General and administrative expense	11,732,472	—	—	—	11,732,472
Depreciation and amortization	985,536	11,007,181	5,752,285	—	17,745,002
Asset impairment expense	—	17,445,911	1,045,876	—	18,491,787
Pre-opening expenses	—	551,720	—	—	551,720

Total operating costs and expenses	9,800,167	210,227,965	58,081,016	(815,121)	277,294,027

OPERATING INCOME (LOSS)	(8,442,920)	13,927,676	6,957,446	—	12,442,202
OTHER EXPENSES (INCOME):
Interest expense, net	10,486,985	—	9,004,105	—	19,491,090
Other, net	516,340	386	2,116,519	—	2,633,245

Total other expense	11,003,325	386	11,120,624	—	22,124,335

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(19,446,245)	13,927,290	(4,163,178)	—	(9,682,133)
PROVISION (BENEFIT) FOR INCOME TAXES	(5,821,753)	4,972,305	(1,276,430)	—	(2,125,878)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(13,624,492)	8,954,985	(2,886,748)	—	(7,556,255)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(9,474,444)	—	—	(9,474,444)
EQUITY IN EARNINGS OF SUBSIDIARIES	(3,406,207)	—	—	3,406,207	—

NET INCOME	(17,030,699)	(519,459)	(2,886,748)	3,406,207	(17,030,699)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	24,462	—	—	—	24,462

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$(17,055,161)	$(519,459)	$(2,886,748)	$3,406,207	$(17,055,161)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine Months Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$1,604,650	$638,829,814	$11,979,557	$(2,412,703)	$650,001,318
Gaming:
Casino	—	—	102,307,294	—	102,307,294
Rooms	—	—	36,625,590	—	36,625,590
Food and beverage	—	—	33,045,827	—	33,045,827
Other	—	—	11,585,914	—	11,585,914
Promotional allowances	—	—	(18,661,757)	—	(18,661,757)

Net gaming revenue	—	—	164,902,868	—	164,902,868

Total revenue	1,604,650	638,829,814	176,882,425	(2,412,703)	814,904,186

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	155,874,260	1,605,600	—	157,479,860
Labor	—	183,665,766	2,681,782	—	186,347,548
Other operating expenses	(684,329)	149,288,052	3,995,922	(2,412,703)	150,186,942
Gaming:
Casino	—	—	54,312,094	—	54,312,094
Rooms	—	—	17,407,301	—	17,407,301
Food and beverage	—	—	18,942,321	—	18,942,321
Other	—	—	41,490,246	—	41,490,246
General and administrative expense	36,225,055	—	—	—	36,225,055
Depreciation and amortization	2,945,235	33,039,191	17,380,745	—	53,365,171
Asset impairment expense	—	—	607,584	—	607,584
Gain on insurance claims	—	(4,062,724)	(347,918)	—	(4,410,642)
Loss (gain) on disposal of assets	(4,931)	—	(1,358,384)	—	(1,363,315)
Pre-opening expenses	—	893,429	—	—	893,429

Total operating costs and expenses	38,481,030	518,697,974	156,717,293	(2,412,703)	711,483,594

OPERATING INCOME (LOSS)	(36,876,380)	120,131,840	20,165,132	—	103,420,592
OTHER EXPENSES (INCOME):
Interest expense, net	56,796,305	(108)	25,669,984	—	82,466,181
Other, net	3,389,584	(121)	(17,374,724)	—	(13,985,261)

Total other expense	60,185,889	(229)	8,295,260	—	68,480,920

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(97,062,269)	120,132,069	11,869,872	—	34,939,672
PROVISION (BENEFIT) FOR INCOME TAXES	(27,682,898)	34,260,243	3,382,914	—	9,960,259

INCOME (LOSS) FROM CONTINUING OPERATIONS	(69,379,371)	85,871,826	8,486,958	—	24,979,413
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(154,996)	—	—	(154,996)
EQUITY IN EARNINGS OF SUBSIDIARIES	94,203,788	—	—	(94,203,788)	—

NET INCOME	24,824,417	85,716,830	8,486,958	(94,203,788)	24,824,417
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	679,335	—	—	—	679,335

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$24,145,082	$85,716,830	$8,486,958	$(94,203,788)	$24,145,082

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$3,292,458	$680,650,740	$12,013,717	$(2,711,409)	$693,245,506
Gaming:
Casino	—	—	117,971,096	—	117,971,096
Rooms	—	—	49,835,862	—	49,835,862
Food and beverage	—	—	37,064,255	—	37,064,255
Other	—	—	10,895,382	—	10,895,382
Promotional allowances	—	—	(18,852,289)	—	(18,852,289)

Net gaming revenue	—	—	196,914,306	—	196,914,306

Total revenue	3,292,458	680,650,740	208,928,023	(2,711,409)	890,159,812

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	178,217,779	1,993,630	—	180,211,409
Labor	—	197,107,614	3,128,665	—	200,236,279
Other operating expenses	(2,207,017)	172,184,257	4,466,518	(2,711,409)	171,732,349
Gaming:
Casino	—	—	60,669,092	—	60,669,092
Rooms	—	—	18,735,499	—	18,735,499
Food and beverage	—	—	22,494,103	—	22,494,103
Other	—	—	46,529,487	—	46,529,487
General and administrative expense	36,875,860	—	—	—	36,875,860
Depreciation and amortization	2,986,177	33,101,234	17,033,115	—	53,120,526
Asset impairment expense	—	19,039,052	1,045,876	—	20,084,928
Pre-opening expenses	—	1,392,070	—	—	1,392,070

Total operating costs and expenses	37,655,020	601,042,006	176,095,985	(2,711,409)	812,081,602

OPERATING INCOME (LOSS).	(34,362,562)	79,608,734	32,832,038	—	78,078,210
OTHER EXPENSES (INCOME):
Interest expense, net	33,061,995	—	27,113,408	—	60,175,403
Other, net	883,944	1,467	2,895,757	—	3,781,168

Total other expense	33,945,939	1,467	30,009,165	—	63,956,571

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(68,308,501)	79,607,267	2,822,873	—	14,121,639
PROVISION (BENEFIT) FOR INCOME TAXES	(20,894,385)	25,180,691	865,493	—	5,151,799

INCOME (LOSS) FROM CONTINUING OPERATIONS	(47,414,116)	54,426,576	1,957,380	—	8,969,840
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(10,536,380)	—	—	(10,536,380)
EQUITY IN EARNINGS OF SUBSIDIARIES	45,847,576	—	—	(45,847,576)	—

NET INCOME	(1,566,540)	43,890,196	1,957,380	(45,847,576)	(1,566,540)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	95,280	—	—	—	95,280

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$(1,661,820)	$43,890,196	$1,957,380	$(45,847,576)	$(1,661,820)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine months ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,824,417	$85,716,830	$8,486,958	$(94,203,788)	$24,824,417
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,945,235	33,039,191	17,380,745	—	53,365,171
Asset impairment expense	—	—	607,584	—	607,584
Gain on disposition of assets	(4,931)	—	(1,358,384)	—	(1,363,315)
Gain on insurance claims	—	(4,062,724)	(347,918)	—	(4,410,642)
Gain on repurchase of debt	—	(19,406,543)	—	—	(19,406,543)
Change in assets and liabilities, net and other	6,967,194	(64,535,815)	(23,346,076)	95,138,107	14,223,410

Total adjustments	9,907,498	(54,965,891)	(7,064,049)	95,138,107	43,015,665

Net cash provided (used) by operating activities	34,731,915	30,750,939	1,422,909	934,319	67,840,082
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	998,432	(33,699,462)	(95,769,323)	—	(128,470,353)
Proceeds from disposition of property and equipment	4,931	347,920	10,385,743	—	10,738,594

Net cash provided by (used in) investing activities	1,003,363	(33,351,542)	(85,383,580)	—	(117,731,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(47,931)	—	—	—	(47,931)
Proceeds from exercise of stock options	30,628	—	—	—	30,628
Payments of debt	(5,003,832)	—	(1,438,929)	—	(6,442,761)
Financing proceeds	390,040,000	—	—	—	390,040,000
Repayment of bonds	(398,482,000)	—	—	—	(398,482,000)
Repurchase of debt	—	—	(13,775,829)		(13,775,829)
Debt issuance costs	(18,089,340)	—	(287,846)	—	(18,377,186)
Proceeds from credit facility	99,633,246	—	172,060,606	—	271,693,852
Payments on credit facility	(103,816,049)	—	(77,000,000)	—	(180,816,049)

Net cash provided (used) in financing activities	(35,735,278)	—	79,558,002	—	43,822,724

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(2,600,603)	(4,402,669)	934,319	(6,068,953)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	5,705,232	46,595,810	(1,234,237)	51,066,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,104,629	$42,193,141	$(299,918)	$44,997,852

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,566,540)	$43,890,196	$1,957,380	$(45,847,576)	$(1,566,540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,986,177	33,665,863	17,033,115	—	53,685,155
Asset impairment expense	—	28,914,063	1,509,708	—	30,423,771
Change in assets and liabilities, net and other	53,681,887	(87,937,053)	(7,508,093)	45,847,576	4,084,317

Total adjustments	56,668,064	(25,357,127)	11,034,730	45,847,576	88,193,243

Net cash provided (used) by operating activities	55,101,524	18,533,069	12,992,110	—	86,626,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(1,841,291)	(41,232,947)	(37,946,159)	—	(81,020,397)
Proceeds from disposition of property and equipment	—	15,434,800	—	—	15,434,800

Net cash provided by (used in) investing activities	(1,841,291)	(25,798,147)	(37,946,159)	—	(65,585,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(15,274)	—	—	—	(15,274)
Proceeds from exercise of stock options	6,361	—	—	—	6,361
Payments of debt	(28,608)	—	(158,642)	—	(187,250)
Financing proceeds	—	—	39,515,152	—	39,515,152
Proceeds from credit facility	142,000,000	—	77,000,000	—	219,000,000
Payments on credit facility	(175,000,000)	—	(79,000,000)	—	(254,000,000)
Dividends paid	(1,614,369)	—	—	—	(1,614,369)

Net cash provided by (used in) financing activities	(34,651,890)	—	37,356,510	—	2,704,620

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,608,343	(7,265,078)	12,402,461	—	23,745,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,265,460	11,691,100	23,644,686	—	39,601,246

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,873,803	$4,426,022	$36,047,147	$—	$63,346,972

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. SUBSEQUENT EVENTS

For the quarterly period ended September 30, 2009, we have evaluated subsequent events through November 9, 2009, which is the date our financial statements were issued and filed with the SEC.

On November 3, 2009, the Company entered into a definitive merger agreement with a company wholly-owned by the Company’s Chairman and Chief Executive Officer, Mr. Tilman J. Fertitta. Pursuant to the agreement, the Fertitta company has agreed to acquire all of Landry’s outstanding common stock not already owned by Mr. Fertitta for $14.75 per share in cash. The offer price represents a premium of approximately 37% over the closing share price of our common stock on November 2, 2009, the last trading day before the announcement of the transaction. The total value of the transaction is approximately $1.2 billion. On November 2, 2009, Mr. Fertitta beneficially owned approximately 55.1% of our outstanding shares of common stock.

The proposed merger transaction is subject to approval by Landry’s stockholders, including approval by the holders of a majority of Landry’s common stock not owned by Mr. Fertitta. The transaction is also subject to the Company refinancing a portion of its outstanding debt.

Under the merger agreement, there is a “go-shop” provision whereby the Special Committee, with the assistance of its independent advisors, will continue to actively solicit alternative acquisition proposals from third parties until the later of December 17, 2009 or until Landry’s debt refinancing is completed. To the extent that a superior proposal solicited during this period leads to the execution of a definitive agreement, the Company would be obligated to pay a $2.4 million break-up fee to Mr. Fertitta’s acquisition company, representing 1% of the equity value of the transaction. No assurances can be given that the solicitation of alternative proposals will result in an alternative transaction.

Landry’s Board of Directors, acting upon the unanimous recommendation of the Special Committee, has approved the merger agreement between Landry’s and Fertitta’s company and has recommended that Landry’s stockholders vote in favor of the merger agreement. The Special Committee received the opinion of Moelis & Company that Mr. Fertitta’s proposal was fair from a financial point of view to Landry’s stockholders, other than Mr. Fertitta.

The transaction is expected to be completed in the first half of 2010, subject to regulatory approvals and other customary closing conditions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

On November 3, 2009, we entered into an Agreement and Plan of Merger (Merger Agreement) with Fertitta Group, Inc., a Delaware corporation (Parent) and Fertitta Merger Co., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub) and for certain limited purposes, Tilman J. Fertitta (Mr. Fertitta). Pursuant to the terms of the Merger Agreement, each of our outstanding shares of common stock, other than shares owned by us, Parent, Merger Sub or any other subsidiary of Parent and stockholders who perfected appraisal rights under applicable law, will be cancelled and converted into the right to receive $14.75 in cash, without interest.

Our Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (Special Committee), received an opinion from Moelis & Company that the transaction is fair to Landry’s stockholders, other than Mr. Fertitta, from a financial point of view, and the Special Committee has concluded that the Merger Agreement is fair, advisable and in the best interests of Landry’s stockholders and has approved the Merger Agreement and has recommended that the Landry’s stockholders vote in favor of the Merger Agreement.

The proposed merger transaction is subject to approval by our stockholders, including approval by the holders of a majority of our common stock not owned by Mr. Fertitta. The transaction is also subject to us refinancing a portion of our outstanding debt.

Under the Merger Agreement, there is a “go-shop” provision whereby the Special Committee, with the assistance of its independent advisors, will continue to actively solicit alternative acquisition proposals from third parties until the later of December 17, 2009 or until our debt refinancing is completed. To the extent that a superior proposal solicited during this period leads to the execution of a definitive agreement, we would be obligated to pay a $2.4 million break-up fee to Mr. Fertitta’s acquisition company. No assurances can be given that the solicitation of alternative proposals will result in an alternative transaction.

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants and gaming facilities. We locate our restaurants in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We focus on providing quality food at reasonable prices while offering a memorable atmosphere for our guests. As of September 30, 2009, we operated 173 restaurants, as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Restaurant and hospitality:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	24.0%	25.5%	24.2%	26.0%
Labor	28.6%	28.4%	28.7%	28.9%
Other operating expenses (1)	24.1%	25.0%	23.1%	24.8%

Unit Level Profit (1)	23.3%	21.1%	24.0%	20.3%

Gaming:
Revenues	100.0%	100.0%	100.0%	100.0%
Casino costs	32.8%	30.2%	32.9%	30.8%
Rooms costs	11.5%	10.4%	10.6%	9.5%
Food and beverage costs	12.4%	13.0%	11.5%	11.4%
Other operating expenses (1)	28.9%	25.5%	25.1%	23.7%

Unit Level Profit (1)	14.4%	20.9%	19.9%	24.6%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Restaurant and Hospitality

Restaurant and hospitality revenues decreased $4,915,980, or 2.1%, from $229,133,485 to $224,217,505 for the three months ended September 30, 2009 compared to the prior year’s comparable period. The change in revenue is the result of the following approximate amounts: new restaurant openings—increase $9.9 million; same store sales (restaurants open all of the third quarter 2009 and 2008)—decrease $15.2 million; hurricane closures – increase $3.3 million; closed or sold restaurants—decrease $2.7 million and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period or other sales. The total number of units open as of September 30, 2009 and 2008 was 173.

Cost of revenues decreased $4,715,299, or 8.1%, from $58,425,756 to $53,710,457 for the three months ended September 30, 2009 as compared to the prior year period due in large part to the decline in revenues. Cost of revenues as a percentage of revenues for the three months ended September 30, 2009 decreased to 24.0% from 25.5% in 2008. This decrease is primarily the result of favorable commodity prices and cost control measures implemented during the latter part of 2008.

Labor expense decreased $949,369, or 1.5%, from $65,111,320 to $64,161,951 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due in large part to the decline in revenues. Labor expenses as a percentage of revenues for the three months ended September 30, 2009 increased to 28.6% from 28.4% in 2008. Increases in management labor expense associated with a revised bonus plan and an increase in the minimum wage were partially offset by declines in hourly labor primarily due to reduced overtime and other cost control measures.

Other operating expenses decreased $3,149,525, or 5.5%, from $57,292,990 to $54,143,465 for the three months ended September 30, 2009, as compared to the prior year period. These expenses decreased as a percentage of revenues to 24.1% in 2009 from 25.0% in 2008 as a result of decreased rent, energy costs and advertising.

Gaming

Casino revenues decreased $2,979,878, or 8.5%, from $34,891,090 to $31,911,212 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease is primarily the result of reduced slot and table game activity.

Room revenues decreased $3,327,153, or 22.0%, from $15,105,290 to $11,778,137 for the three months ended September 30, 2009 as compared to the prior year period. This decrease is primarily the result of reduced occupancy and average daily room rates in Las Vegas as compared to the prior year period.

Food and beverage revenues decreased $1,658,060, or 13.3%, from $12,499,577 to $10,841,517 for the three months ended September 30, 2009 as compared to the comparable prior year period. This decrease resulted from reduced visitor traffic.

Other revenues increased $191,549, or 5.2%, from $3,672,058 to $3,863,607 for the three months ended September 30, 2009 as a result of increased ticket revenue from headliner entertainment when compared with the prior year comparable quarter.

Casino expenses decreased $1,118,595, or 6.1%, from $18,299,089 to $17,180,494 for the three months ended September 30, 2009. This decrease is primarily the result of reduced payroll costs and promotional and complimentary expenses.

Room expenses decreased $261,260, or 4.2%, from $6,286,724 to $6,025,464 for the three months ended September 30, 2009. This decrease is primarily the result of reduced payroll costs, room operating supplies, and linen and laundry expenses associated with lower occupancies.

Food and beverage expenses decreased $1,345,427, or 17.1%, from $7,853,832 to $6,508,405 for the three months ended September 30, 2009. This decrease resulted from lower revenues associated with reduced visitor traffic.

Other expenses decreased $385,063, or 2.5%, from $15,503,335 to $15,118,272 for the three months ended September 30, 2009 as compared to the comparable period in the prior year. This decrease resulted primarily from reduced payroll costs, entertainment expenses, operating supplies and utilities.

Consolidated

General and administrative expenses decreased $187,971, or 1.6%, from $11,732,472 to $11,544,501 for the three months ended September 30, 2009 as reduced corporate payroll costs were partially offset by changes in the value of the deferred compensation plan and increased legal and other professional fees associated with the terminated going private transaction. General and administrative expenses increased as a percentage of revenues to 4.2% in 2009 from 4.0% in 2008 primarily as a result of the decline in revenues for the three month period ended September 30, 2009.

Asset impairment expense was $607,584 for the three months ended September 30, 2009 as compared to $18,491,787 recorded in the comparable prior year period. The current year amount relates to one closed restaurant, while amounts in the prior year period were related to property damage associated with Hurricane Ike.

We recorded $406,994 as income in the three months ended September 30, 2009, representing insurance proceeds associated with Hurricane Ike that exceeded the recorded book value of the assets which were damaged.

Net interest expense for the three months ended September 30, 2009 increased by $9,818,474, or 50.4%, from $19,491,090 to $29,309,564. This increase is primarily due to higher effective borrowing rates and increased borrowings in 2009 associated with our refinancing in February 2009 and construction of the Golden Nugget tower, respectively.

Other income of $13,429,264 was recorded for the three months ended September 30, 2009 as compared to other expenses totaling $2,633,245 during the prior year comparable period. The current year amount consists primarily of a gain of $19.4 million recognized in connection with the repurchase of an aggregate $33.2 million face amount of the Golden Nugget’s second lien debt by an unrestricted subsidiary of Landry’s. This was partially offset in the current period by non-cash losses related to interest rate swaps not considered hedges. The prior year amount consists primarily of non-cash losses related to interest rate swaps not considered hedges.

A provision for income taxes of $5,025,846 was recorded for three months ended September 30, 2009 compared with a benefit of $2,125,878 for the three months ended September 30, 2008. The effective tax rate for 2009 was 35.8% compared to 22.0% for the prior year period as a result of higher quarterly earnings while federal tax credits remained constant in 2009.

Nine months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Restaurant and Hospitality

Restaurant and hospitality revenues decreased $43,244,188, or 6.2%, from $693,245,506 to $650,001,318 for the nine months ended September 30, 2009 compared to the prior year comparable period. The change in revenue is the result of the following approximate amounts: new restaurant openings—increase $25.3 million; same store sales (restaurants open all of the first nine months of 2009 and 2008)—decrease $54.9 million; hurricane closures – decrease $0.6 million; closed or sold restaurants—decrease $7.5 million; leap year – decrease 2.8 million and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period or other sales. The total number of units open as of September 30, 2009 and 2008 was 173.

Cost of revenues decreased $22,731,549, or 12.6%, from $180,211,409 to $157,479,860 for the nine months ended September 30, 2009 as compared to the prior year period due in large part to the decline in revenues. Cost of revenues as a percentage of revenues for nine months ended September 30, 2009 decreased to 24.2% from 26.0% in 2008. This decrease is primarily the result of favorable commodity prices and cost control measures implemented during the latter part of 2008.

Labor expense decreased $13,888,731, or 6.9%, from $200,236,279 to $186,347,548 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due in large part to the decline in revenues. Labor expenses as a percentage of revenues for 2009 were 28.7% compared to 28.9% in the prior year period. Increases in management labor expense associated with a revised bonus plan and an increase in the minimum wage were offset by declines in hourly labor primarily due to reduced overtime and other cost control measures.

Other operating expenses decreased $21,545,407, or 12.5%, from $171,732,349 to $150,186,942 for the nine months ended September 30, 2009, as compared to the prior year period and such expenses decreased as a percentage of revenues to 23.1% in 2009 from 24.8% in 2008. These decreases primarily relate to decreased rent expense associated with a $7.5 million lease termination payment received from a landlord during the first quarter of 2009, as well as decreased advertising and lower energy costs as compared to the comparable prior year period.

Gaming

Casino revenues decreased $15,663,802, or 13.3%, from $117,971,096 to $102,307,294 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease is primarily the result of reduced slot and table game activity.

Room revenues decreased $13,210,272, or 26.5%, from $49,835,862 to $36,625,590 for the nine months ended September 30, 2009 as compared to the prior year period. This decrease is primarily the result of reduced occupancy and average daily room rates in Las Vegas as compared to the prior year period.

Food and beverage revenues decreased $4,018,428, or 10.8%, from $37,064,255 to $33,045,827 for the nine months ended September 30, 2009 as compared to the comparable prior year period. This decrease resulted from reduced visitor traffic and the temporary closure of certain outlets as a cost saving measure during the first quarter of 2009.

Other revenues increased $690,532, or 6.3%, from $10,895,382 to $11,585,914 for the nine months ended September 30, 2009 as a result of increased ticket revenue from headliner entertainment when compared with the prior year comparable period.

Casino expenses decreased $6,356,998, or 10.5%, from $60,669,092 to $54,312,094 for the nine months ended September 30, 2009. This decrease is primarily the result of reduced payroll costs and promotional expenses.

Room expenses decreased $1,328,198, or 7.1%, from $18,735,499 to $17,407,301 for the nine months ended September 30, 2009. This decrease is primarily the result of reduced payroll costs, room operating supplies, and linen and laundry expenses associated with lower occupancies.

Food and beverage expenses decreased $3,551,782, or 15.8%, from $22,494,103 to $18,942,321 for the nine months ended September 30, 2009. This decrease resulted from lower revenues associated with reduced visitor traffic and the temporary closure of certain outlets as a cost saving measure during the first quarter.

Other expenses decreased $5,039,241, or 10.8%, from $46,529,487 to $41,490,246 for the nine months ended September 30, 2009 as compared to the comparable period in the prior year. This decrease resulted primarily from reduced payroll costs, entertainment expenses, operating supplies and utilities.

Consolidated

General and administrative expenses decreased $650,805, or 1.8%, from $36,875,860 to $36,225,055 for the nine months ended September 30, 2009 as reduced corporate payroll costs were partially offset by increased legal and other professional fees associated with the terminated going private transaction and by changes in the value of the deferred compensation plan. General and administrative expenses increased as a percentage of revenues to 4.4% in 2009 from 4.1% in 2008 as a result of the decline in revenues for the nine month period ended September 30, 2009.

Asset impairment expense was $607,584 for the three months ended September 30, 2009 as compared to $20,084,928 recorded in the comparable prior year period. The current year amount relates to one closed restaurant, while amounts in the prior year period were primarily related to property damage associated with Hurricane Ike.

We recorded $4,410,642 as income for the nine months ended September 30, 2009, representing insurance proceeds associated with Hurricane Ike that exceeded the recorded book value of the assets which were damaged.

Gains on disposals of fixed assets amounted to $1,363,315 for the nine months ended September 30, 2009 as a result of a gain on the disposition of property in Galveston, Texas and a single restaurant location.

Net interest expense for the nine months ended September 30, 2009 increased by $22,290,778, or 37.0%, from $60,175,403 to $82,466,181. This increase is primarily due to higher effective borrowing rates and increased borrowings in 2009 associated with our refinancing in February 2009 and construction of the Golden Nugget tower, respectively.

Other income of $13,985,261 was recorded during the nine months ended September 30, 2009 as compared to other expenses totaling $3,781,168 during the prior year comparable period. The 2009 amount is primarily comprised of a gain of $19.4 million recognized in connection with the repurchase of an aggregate $33.2 million face amount of the Golden Nugget’s second lien debt by an unrestricted subsidiary of Landry’s. This gain was partially offset in 2009 by non-cash losses related to interest rate swaps not considered hedges and $4.0 million in call premiums associated with refinancing our 7.5% and 9.5% senior notes. In the prior year period other expenses consisted primarily of non-cash expenses related to interest rate swaps.

A provision for income taxes of $9,960,259 was recorded for nine months ended September 30, 2009 compared with a provision of $5,151,799 for the nine months ended September 30, 2008. The effective tax rate for 2009 was 28.5% compared to 36.5% for the prior year period as a result of certain discreet tax items in 2008.

The after tax loss from discontinued operations decreased $10,381,384 from $10,536,380 to $154,996 for the nine months ended September 30, 2009. The losses in both periods consisted primarily of operating losses.

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

We subsequently funded an additional $135 million under the commitment by entering into a $215.6 million Amended and Restated Credit Agreement dated as of February 13, 2009 (the Credit Agreement) which included the interim senior secured credit facility. The Credit Agreement provides for a term loan of $165.6 million, which includes the $31 million term loan and the revolving credit line of $50.0 million that was previously funded. The obligations under the Credit Agreement are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all of our assets and the Guarantors.

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

On February 13, 2009, we completed the offering of $295.5 million in aggregate principal amount of 14.0% Senior Secured Notes due 2011 (Series A Notes). The gross proceeds from the offering and sale of the Series A Notes were $260.0 million. The Series A Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all of our and the Guarantors’ assets. The Series A Notes were issued pursuant to an indenture, dated as of February 13, 2009 (Indenture), among us, the Guarantors and Deutsche Bank Trust Company America, as Trustee and as Collateral Agent. On July 10, 2009, we and the Guarantors filed a registration statement with respect to an offer to exchange the Series A Notes for notes registered under the Securities Act of 1933, as amended (the “Securities Act”), having substantially identical terms as the Series A Notes.

On August 14, 2009, we completed our offer to exchange $295.5 million in aggregate principal amount of 14.0% Senior Secured Notes due 2011 (Series B Notes), that have been registered under the Securities Act of 1933, for the Series A Notes. An aggregate principal amount of $260.5 million of Series A Notes were exchanged for Series B Notes pursuant to the offer and an aggregate principal amount of $27.0 million Series A Notes were exchanged for Series B Notes pursuant to a private exchange. The total principal amount of notes exchanged was $287.5 million.

The Series A and B Notes (the Notes) will mature on August 15, 2011. Interest on the Notes accrues from February 13, 2009, at a fixed interest rate of 14.0% to be paid twice a year, on each February 15th and August 15th, beginning August 15, 2009. We may redeem the Notes any time at par, plus accrued interest. We are required to offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest, if we experience a change in control as defined in the Indenture.

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

We used the proceeds from the Notes offering, together with borrowings under the Credit Agreement to refinance our existing $395.7 million aggregate principal amount of 9.5% senior notes due 2014 (the “9.5% Notes”) and $4.3 million aggregate principal amount of 7.5% senior notes due 2014 (the “7.5% Notes” and, together with the 9.5% Notes, the “Existing Notes”). As of September 30, 2009, $0.8 million of our 7.5% Notes and $0.7 million of our 9.5% Notes remained outstanding. In addition, we paid a redemption premium of approximately $4.0 million in connection with the repurchase of the Existing Notes.

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

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc. (the “Golden Nugget”), completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at September 30, 2009. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on December 31, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at September 30, 2009. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

On September 25, 2009, an unrestricted subsidiary of Landry’s completed the acquisition of $33.2 million face amount of Golden Nugget second lien term loan debt through a dutch tender and open market purchases at a weighted average cost approximating 41% of face value. In connection with the debt purchases, the unrestricted subsidiary has agreed to forgive the face amount of the debt acquired and accordingly, a $19.4 million gain was recognized.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedges. These swaps mirror the terms of the underlying debt and reset using the same index and terms. On September 25, 2009, an unrestricted subsidiary of Landry’s repurchased an aggregate $33.2 million face amount of second lien term loan debt, and as such, a proportional share of the second lien swaps were no longer an effective cash flow hedge. Accordingly, a $4.8 million non-cash expense associated with these swaps was recorded during the third quarter of 2009. The interest rate swaps associated with the remaining outstanding term loans were redesignated as effective cash flow hedges. At September 30, 2009, the remaining swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in accumulated other comprehensive loss at September 30, 2009 and December 31, 2008 are unrealized losses, net of income taxes, totaling $30.7 million and $44.3 million, respectively, related to these hedges. The impact of these interest rate swaps was an increase to interest expense of $6.5 million and $3.0 million during the three months ended September 30, 2009 and 2008, respectively, and $17.5 million and $7.3 million during the nine months ended September 30, 2009 and 2008, respectively. The interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash expense of approximately $1.4 million was recorded for both the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 we recorded a non-cash gain of $3.5 million and an expense of $2.1 million for the nine months ended September 30, 2008.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. As of

September 30, 2009, we were in compliance with all such covenants. As of September 30, 2009, our average interest rate on floating-rate debt was 11.4%, we had approximately $19.3 million in letters of credit outstanding, and our available borrowing capacity was $52.7 million.

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

Working capital, excluding discontinued operations, decreased from a deficit of $83.9 million as of December 31, 2008 to a deficit of $100.0 million as of September 30, 2009 primarily due to an increase in accrued liabilities and the current portion of long-term notes and other obligations. These increases were partially offset by an increase in cash and other current assets. Cash flow to fund future operations, new restaurant development and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

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

Capital expenditures for the nine months ended September 30, 2009 were $128.5 million, including $94.5 million for the Golden Nugget renovation and $16.4 million for repairs associated with Hurricane Ike damage. We expect capital expenditures to be approximately $20.8 million for the remainder of the year, primarily for the renovation of the Golden Nugget and new restaurants.

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

GAAP requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry forwards and certain temporary differences. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be recognized. We regularly assess the likelihood of realizing the deferred tax assets based on forecasts of future taxable income and available tax planning strategies that could be implemented and adjust the related valuation allowance if necessary.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This new accounting guidance requires measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, the guidance requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. This new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations in the future.

In December 2007, the FASB issued new accounting guidance on noncontrolling interest in consolidated financial statements. This new guidance applies to the accounting for non-controlling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We adopted the new accounting guidance on January 1, 2009 and have retroactively adjusted the presentation of our financial statements to reflect the effect of our non-controlling interests in a single restaurant operation.

In February 2008, the FASB issued new accounting guidance which delayed the effective date of previously issued accounting guidance on fair value measurements for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The adoption of this new accounting guidance did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued new accounting guidance requiring expanded quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The new accounting guidance is effective for fiscal years beginning after November 15, 2008. We adopted the guidance on January 1, 2009 and have included the required expanded disclosures within this report.

In April 2008, the FASB issued new accounting guidance on determining the useful life of intangible assets which removed the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. The new guidance replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This new accounting guidance is being applied prospectively beginning January 1, 2009, and the adoption has not had a material impact on our consolidated financial statements.

In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities. In accordance with the new guidance, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, our unvested awards of restricted stock are required to be included in the calculation of basic earnings per common share. These participating securities, prior to application of the new accounting guidance, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. We applied the provisions of the new accounting guidance beginning on January 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the inclusion of participating securities in the calculation of basic earnings per common share for prior periods was not material.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. This new accounting guidance was effective for our reporting periods beginning with our June 30, 2009 interim financial statements. The new accounting guidance expanded the previous disclosure requirements about how an entity reports on fair value to be included in the summarized, interim financial statements. This new accounting guidance did not impact our consolidated financial position, cash flows or results of operations, and we have included the required disclosures within these September 30, 2009 interim financial statements.

In April 2009, the FASB issued new accounting guidance on the recognition and presentation of other-than temporary impairments, which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements. As we currently do not have any unrealized losses on debt or equity securities, this new accounting guidance did not impact our financial position, cash flows or results of operations.

In April 2009, the FASB issued new accounting guidance on the estimation of fair value when the volume and level of activity for assets or liabilities have significantly decreased, the identification of transactions that are not orderly, and the use of judgment in evaluating the relevance of inputs such as transaction prices. This new accounting guidance became effective with our second quarter of 2009 interim financial statements. The implementation of this new accounting guidance did not significantly change our valuation or disclosure of financial and nonfinancial assets and liabilities.

In April 2009, the FASB issued new accounting guidance on accounting for assets acquired and liabilities assumed in a business combination. This new accounting guidance, which became effective for business combinations having an acquisition date on or after January 1, 2009, requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with accounting guidance related to accounting for contingencies and reasonably estimating the amount of a loss. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations in the future.

In May 2009, the FASB issued new accounting guidance on subsequent events. This new guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. This new accounting guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have an impact on our consolidated financial statements for the three months ended September 30, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued.

In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This new guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact this guidance may have on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. This new guidance is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the potential impact this new guidance may have on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on the FASB Accounting Standards Codification (Codification) and the hierarchy of generally accepted accounting principles, which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This new guidance explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This new accounting guidance is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The adoption of this new guidance did not have an impact on our consolidated financial statements.

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

Interest Rate Risk

Total debt at September 30, 2009 included $156.5 million of floating-rate debt attributed to borrowings at an average interest rate of 11.4%. As a result, our annual interest cost in 2009 will fluctuate based on short-term interest rates.

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

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 1.1%) would be approximately $1.8 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2009; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2009, the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009 due to a material weakness in our internal control over financial reporting solely related to our restatement of net income available to Company stockholders for the purpose of calculating earnings per share in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. During the nine months ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following Mr. Fertitta’s latest proposal to acquire all of our outstanding stock on November 3, 2009, the class action lawsuit styled Frederic Goldfein, Individually and on behalf of all others similarly situated v. Landry’s Restaurants, Inc., et al. was filed in the District Court of Harris Country, 164th Judicial District. We are named in the Petition as a defendant along with all of our directors. Plaintiff has alleged that in connection with the proposed merger transaction, defendants have violated their fiduciary duties, duties of loyalty and good faith and fair dealing and have placed an artificial lid on the price of our stock by announcing a transaction at an inadequate price. Plaintiff seeks to enjoin the transaction until we adopt procedures and a process to obtain the highest price for shareholders, or alternatively to rescind the transaction. We believe this action is without merit and intend to vigorously contest this matter.

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

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March, July and November 2007, we authorized an additional $50.0 million, $75.0 million and $1.5 million, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 24.0 million shares of common stock for approximately $472.4 million through September 30, 2009.

We have exhausted substantially all funds authorized for purchases under previously existing programs. No repurchases of our common stock were made during the quarter ended September 30, 2009.

ITEM 5.	Other Information

On November 3, 2009, the Company entered into a definitive merger agreement with a company wholly-owned by the Company’s Chairman and Chief Executive Officer, Mr. Tilman J. Fertitta. Pursuant to the agreement, the Fertitta company has agreed to acquire all of Landry’s outstanding common stock not already owned by Mr. Fertitta for $14.75 per share in cash. The offer price represents a premium of approximately 37% over the closing share price of our common stock on November 2, 2009, the last trading day before the announcement of the transaction. The total value of the transaction is approximately $1.2 billion. On November 2, 2009, Mr. Fertitta beneficially owned approximately 55.1% of our outstanding shares of common stock.

In August 2009, the Board of Directors formed a Special Committee comprised entirely of outside, non-employee directors to review strategic alternatives. The Special Committee retained legal advisors and engaged Moelis & Company as its financial advisor. At that time, Mr. Fertitta had proposed to the Special Committee a going private transaction which would have resulted in Landry’s stockholders receiving shares of Landry’s Saltgrass, Inc. subsidiary in exchange for their

Landry’s shares. After reviewing the proposal, the Special Committee rejected Mr. Fertitta’s proposal as inadequate. Mr. Fertitta then proposed an all-cash transaction, which led to the negotiation and execution of the merger agreement.

The proposed merger transaction is subject to approval by Landry’s stockholders, including approval by the holders of a majority of Landry’s common stock not owned by Mr. Fertitta. The transaction is also subject to the Company refinancing a portion of its outstanding debt.

Under the merger agreement, there is a “go-shop” provision whereby the Special Committee, with the assistance of its independent advisors, will continue to actively solicit alternative acquisition proposals from third parties until the later of December 17, 2009 or until Landry’s debt refinancing is completed. To the extent that a superior proposal solicited during this period leads to the execution of a definitive agreement, the Company would be obligated to pay a $2.4 million break-up fee to Mr. Fertitta’s acquisition company, representing 1% of the equity value of the transaction. No assurances can be given that the solicitation of alternative proposals will result in an alternative transaction.

Landry’s Board of Directors, acting upon the unanimous recommendation of the Special Committee, has approved the merger agreement between Landry’s and Fertitta’s company and has recommended that Landry’s stockholders vote in favor of the merger agreement. The Special Committee received the opinion of Moelis & Company that Mr. Fertitta’s proposal was fair from a financial point of view to Landry’s stockholders, other than Mr. Fertitta.

ITEM 6.	Exhibits

The following Exhibits are set forth herein:

12.1—Ratio of Earnings to Fixed Charges

31.1—Certification by Chief Executive Officer

31.2—Certification by Chief Financial Officer

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