Form 10-K
period 2009-12-31
LANDRYS RESTAURANTS INC
filed 2010-03-16
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2009 was $61,704,166. For purposes of the determination of the above stated amount, only Directors and Executive Officers are presumed to be affiliates, but neither the registrant nor any such persons concedes they are affiliates of the registrant.

As of March 09, 2010, there were 16,236,435 shares of the registrant’s common stock outstanding.

LANDRY’S RESTAURANTS, INC.

i

FORWARD LOOKING STATEMENTS

This report includes certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Form 10-K. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Form 10-K. These factors include or relate to the following:

•	the merger agreement entered into by us and Fertitta Holdings, Inc. et al on November 3, 2009 and whether it will be consummated;

•	our ability to implement our business strategy;

•	our ability to expand and grow our business and operations;

•

the outcome of legal proceedings that have been, or may be, initiated against us related to the proposed merger with an affiliate in 2008 and its termination and the proposed merger in 2009 with an affiliate:

•	risks that the termination of the 2009 merger agreement may disrupt current plans and operations and create employee retention difficulties;

•	the impact of future commodity prices;

•	the availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effects of local and national economic, credit and capital market conditions on the economy in general and our business in particular;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality and cyclical nature of our business;

•	weather and acts of God;

•	climate change

•	the ability to maintain existing management;

•	the impact of potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

ii

•	the impact of potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	the effects of “climate change” on our operation;

•	food, labor, fuel and utilities costs; and

•	the other factors discussed under “Risk Factors.”

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

General

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full-service, specialty location restaurants, with 174 locations in 27 states as of December 31, 2009. We are one of the largest full-service restaurant operators in the United States, operating primarily under the names of Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, Charley’s Crab and The Chart House. Our concepts range from upscale steak and seafood restaurants to theme-based restaurants, and consist of a broad array of formats, menus and price-points that appeal to a wide range of markets and consumer tastes. We are also engaged in the ownership and operation of select hospitality and entertainment businesses, which include hotels, aquarium complexes and the Kemah Boardwalk, a 40-acre amusement, entertainment and retail complex in Kemah, Texas, among others. We believe these businesses complement our restaurant operations and provide our customers with unique dining, leisure and entertainment experiences.

We opened the first Landry’s Seafood House restaurant in 1980. In 1993, we became a public company. Our stock is listed on the New York Stock Exchange under the symbol “LNY.” We acquired Rainforest Cafe, Inc., a publicly traded restaurant company, in 2000. During 2001, we changed our name to Landry’s Restaurants, Inc. to reflect our expansion and broadening of operations. During 2002, we acquired 15 Charley’s Crab seafood restaurants located primarily in Michigan and Florida and 27 Chart House seafood restaurants, located primarily on the East and West Coasts of the United States. In October 2002, we purchased 27 Texas-based Saltgrass Steak House restaurants.

In September 2005, we acquired the Golden Nugget Hotels and Casinos located in Las Vegas and Laughlin, Nevada. The entities that own and operate the Golden Nugget Hotels and Casinos are separately financed, unrestricted subsidiaries of ours. We believe that the Golden Nugget brand name is one of the most recognized in the gaming industry and is highly complementary to our portfolio of leading restaurant, hospitality and entertainment operations. Both Golden Nugget locations offer extensive arrays of amenities and high degrees of hospitality, service and attention to detail. We expect to continue to capitalize on the strong name recognition and high level of quality and value associated with the brand.

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

Recent Developments

On November 3, 2009, we entered into a definitive merger agreement with a company wholly-owned by our Chairman and Chief Executive Officer, Mr. Tilman J. Fertitta. Pursuant to the agreement, the Fertitta owned company has agreed to acquire all of our outstanding common stock not already owned by Mr. Fertitta for $14.75 per share in cash. The offer price represents a premium of approximately 37% over the closing share price of our common stock on November 2, 2009, the last trading day before the announcement of the transaction. The total value of the transaction is approximately $1.2 billion. On November 2, 2009, Mr. Fertitta beneficially owned approximately 55.1% of our outstanding shares of common stock.

The proposed merger transaction is subject to approval by our stockholders, including approval by the holders of a majority of our common stock not owned by Mr. Fertitta. The transaction is subject to regulatory approvals and other customary closing conditions.

Under the merger agreement, there is a “go-shop” provision whereby the Special Committee, with the assistance of its independent advisors, actively solicited alternative acquisition proposals from third parties until December 17, 2009. Although we received indications of interest during the go-shop period, no superior proposals were received.

On February 17, 2010, the Golden Nugget, Inc., our wholly owned, unrestricted subsidiary, entered into Amendment No. 2 and Waiver to the First Lien Credit Agreement (First Lien Second Amendment) by and among the Golden Nugget, Inc., Wachovia Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Bank and Issuing Bank, and each of the Lender parties thereto, dated June 14, 2007.

The First Lien Second Amendment replaced the existing first lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum capital expenditure (CAPEX) covenants. In addition, consenting First Lien lenders received a consent fee of 0.5% and all First Lien lenders will receive a 0.5% annual consent fee on outstanding commitments through maturity. First Lien Lenders will also receive additional interest in an amount equal to 1.00% per annum on unpaid Advances in the form of “PIK” interest, or at the option of the Golden Nugget, cash. The First Lien Second Amendment precludes dividends or other restricted payments, limits incurring additional debt, making investments and other cash distributions from Golden Nugget, increases the excess cash flow sweep to 75% from 50% if certain liquidity levels are reached and requires additional reporting of financial performance including cash flow reports. Certain potential defaults under the existing First Lien Credit Agreement were waived.

Concurrently with the First Lien Second Amendment, the Golden Nugget entered into Amendment No. 2 and Waiver to the Second Lien Credit Agreement (Second Lien Second Amendment) by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions parties thereto, dated June 14, 2007. The Second Lien Second Amendment replaced the existing second lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum CAPEX covenants and waived certain potential defaults under the existing Second Lien Credit Agreement. The Second Lien Second Amendment advances the maturity date on the second lien facility from December 31, 2014 to November 2, 2014. The maturity date on the existing $4.0 million Seller note was extended to November 2, 2014 from November 2, 2010.

In connection with the amendments, affiliates of the Golden Nugget will provide $50.0 million in additional funds to the Golden Nugget in return for non-interest bearing subordinated notes. $20.0 million of these funds were used for operating liquidity and to pay fees and expenses associated with the amendments. $30.0 million was available to purchase second lien indebtedness at 40% of face value. At closing, approximately $62.8 million of second lien indebtedness was acquired and retired. The remaining balance of the $30.0 million not used to purchase second lien debt by December 31, 2010, if any, will be used to purchase first lien debt at par value. All such purchased debt shall be immediately retired. The Golden Nugget may also incur up to an additional $8.0 million in affiliate subordinated debt during the remaining term of the First Lien Credit Agreement to meet liquidity requirements.

Due to a number of factors affecting consumers, including rising unemployment, home foreclosures, a slowdown in global economies, contracting credit markets, and reduced consumer spending, the near term outlook for the restaurant, hospitality, and entertainment industries is uncertain. The economic slow down accelerated in the fourth quarter of 2008 and has continued throughout 2009. In response to the current economic conditions, we have taken measures to increase our efficiencies and reduce our cost structure across our businesses. In addition, we have lowered our growth plans for new restaurants to conserve capital resources.

Significant events that affected our 2009 results, as compared to 2008, or that may affect our future results, are described below:

•

Two refinancings of our debt in 2009, the first in February during the peak of the credit crisis resulting in significantly higher interest rates, substantial original issue discount, more restrictive covenants and a relatively short term followed by a refinancing in November with improved interest rates, less restrictive covenants and a longer term compared to the February financing.

•	The entering into a 2009 merger agreement and associated transaction costs.

•	The amending of our Golden Nugget credit facility and associated purchase and retirement of second lien debt at a discount to face value.

•

The impact of Hurricane Ike which resulted in significant disruption to our Houston, Kemah and Galveston restaurants. We have reopened all restaurants and received insurance proceeds, including business interruption, sufficient to replace substantially all of our lost profits and damaged property. However, the long term impact of the storm, if any, is uncertain.

•

Construction of the new hotel tower at the Golden Nugget Las Vegas which was completed in late 2009 at a cost of approximately $140.0 million, significantly increased our debt for the Golden Nugget Las Vegas at a time when the near term outlook for the gaming industry is uncertain.

•	The termination of our 2008 merger agreement and associated transaction costs.

Core Restaurant Concepts

Our portfolio of restaurant concepts consists of a variety of formats, each providing our guests with a distinct dining experience.

We currently operate our restaurants through the following divisions:

•	Landry’s Division—our high-profile seafood and signature restaurants;

•	Rainforest Cafe Division—our rainforest-, Asian and prehistoric-themed restaurants;

•	Saltgrass Steak House Division—our Texas-Western-themed restaurants; and

•	Chart House Division—our upscale seafood restaurants primarily at waterfront locations.

Landry’s Division. The Landry’s Division is comprised of 65 Landry’s Seafood House and C.A. Muer restaurants (which include restaurants that operate under several trade names, primarily Charley’s Crab), as well as our Signature Group restaurants, which together generated 24.8% of our restaurant and hospitality revenues for the year ended December 31, 2009. Alcoholic beverage sales accounted for approximately 18.8% of these revenues.

•

Landry’s Seafood House and Charley’s Crab. Landry’s Seafood House and Charley’s Crab are full-service seafood restaurants. Each offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, relaxed atmosphere. The Landry’s Seafood House restaurants feature a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. Charley’s Crab restaurants, the first of which was founded in 1964, are generally situated throughout Michigan and Florida, include numerous waterfront locations and have unique architectural details, with two restaurants located in renovated historical train stations. Landry’s Seafood House dinner entrée prices range from $8.99 to $28.99, with certain items offered at market price. Lunch entrées range from $5.99 to $18.99. Charley’s Crab dinner entrée prices range from $17.99 to $39.99, with lunch entrée prices ranging from $7.99 to $23.99.

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

Rainforest Cafe Division. The Rainforest Cafe Division comprised of 31 Rainforest Cafe, T-Rex Cafe and Yak & Yeti theme-based restaurants, generated 32.8% of our restaurant and hospitality revenues for the year ended December 31, 2009. Alcoholic beverage sales and retail sales accounted for approximately 20.3% of these revenues. These restaurants typically are larger units generating higher unit volumes than restaurants in our other concept, with operating profit margins that are comparable to our other restaurants. Five of these restaurants are located on high-profile Disney properties.

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

Saltgrass Steak House Division. Our 44 Saltgrass Steak House restaurants generated 19.5% of our restaurant and hospitality revenues for the year ended December 31, 2009. Alcoholic beverage sales accounted for approximately 12.2% of these revenues. The Saltgrass Steak House restaurants offer full-service dining in a Texas-Western theme which welcomes guests into a stone and wood beam ranch house complete with a fireplace and a saloon-style bar. Menu options extend from filet mignon to chicken fried steak to fresh fish to grilled chicken breast. Dinner entrée prices range from $8.99 to $29.99 and lunch entrée prices range from $7.99 to $15.99.

Chart House Division. The Chart House Division is comprised of 28 Chart House restaurants, which generated 12.7% of our restaurant and hospitality revenues for the year ended December 31, 2009. Alcoholic beverage sales accounted for approximately 21.2% of these revenues. The Chart House has a very long and successful history of providing an upscale full service dining experience. Founded in 1961, Chart House restaurants are located on some of the most scenic properties on the East and West coasts, including many prime waterfront venues. The Chart House restaurant menus offer an extensive variety of seasonal fresh fish, shrimp, beef and other daily seafood specialties and several restaurants also offer lunch seating and a Sunday brunch. Chart House dinner entrée prices range from $18.99 to $44.99.

Specialty Division

Our Specialty Division, which generated 10.2% of our restaurant and hospitality revenues, consists of hospitality and amusement properties that provide ancillary revenue streams and opportunities complementary to our core restaurant business. The Specialty Division includes the following properties:

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

Gaming Division

In 2005, Landry’s Gaming, Inc., a separately financed, unrestricted subsidiary, acquired the Golden Nugget, Inc., owner of the Golden Nugget. The Golden Nugget—Las Vegas occupies approximately eight acres in downtown Las Vegas, Nevada, with approximately 55,000 square feet of gaming area. In November 2009, we completed the construction of a new hotel tower. As of December 31, 2009, the property featured four towers containing 2,345 rooms, the largest number of guestrooms in downtown Las Vegas, approximately 1,358 slot machines and 74 table games. The Golden Nugget—Laughlin has approximately 33,000 square feet of gaming space and as of December 31, 2009 had 1,027 slot machines, 16 table games and 300 hotel rooms in Laughlin, Nevada. For the year ended December 31, 2009, the Golden Nugget properties generated total revenues of $216.8 million. The subsidiaries that own and operate the Golden Nugget are separately financed, unrestricted subsidiaries with $506.1 million of debt as of December 31, 2009, which includes $116.5 million of funds used in the additional new hotel tower opened in November 2009.

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

Our Competitive Strengths

Stable and Diversified Cash Flows. Our nationwide system of 174 full-service restaurants consists of multiple formats and varied price points, from upscale fine dining to mid-scale casual dining, and offers a variety of menus that have both regional and national appeal. Many of our restaurant and hospitality locations are situated in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We believe that this strategy results in a high volume of new and repeat customers and provides us with increased name recognition in new markets. Our menu diversification reduces our dependence on any particular seafood or commodity, and allows us to select from a variety of seafood species to best provide our guests with an attractive price-value relationship. Our experience operating multiple concepts in diverse geographic areas and types of locations enables us to select the most appropriate format for each property. In addition, we believe that our geographic diversification limits operational issues related to regional weather or economic conditions, and provides stability to our operations and cash flows.

Significant Base of Owned Assets in Prime Locations. We believe one of our core strengths is the identification, valuation, negotiation and purchase or lease of attractive locations for our restaurant and hospitality operations. Our portfolio of owned properties includes 53 restaurant properties and many properties in our Specialty Division. Out of our 174 restaurants, we operate 75 waterfront restaurants and restaurants at a number of high-profile locations (including five units at Disney theme parks), as well as restaurants at the MGM Grand Hotel and Casino in Las Vegas, Nevada, the Mall of America in Bloomington, Minnesota and Fisherman’s Wharf in San Francisco, California.

Experienced Management Team. Our management team has extensive experience in the restaurant industry and a history of operating, developing and acquiring hospitality businesses. Our senior management team, led by Tilman J. Fertitta, our founder and Chairman, President and Chief Executive Officer, has an average of 19 years of experience with us and 27 years of industry experience. In addition to an experienced and committed senior management team, we also have an experienced operations organization at the regional and individual restaurant level, which we believe contributes significantly to our success. Our management team has grown our revenues from approximately $400.0 million in 1998 to $1.1 billion for the year ended December 31, 2009, through both developing new properties and integrating acquisitions.

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

Our operating strategy focuses on the following:

•

Provide an Attractive Price-Value Entertainment and Dining Experience. Our restaurants provide customers an attractive price-value relationship by serving high quality meals featuring generous portions and fresh ingredients in comfortable and attractive surroundings with attentive service at reasonable prices. With a significant seafood component, our restaurants have flexibility in procuring alternative products based on price and availability, allowing us to promptly change menu items and prices to assure quality and value for our guests. In addition, our culinary experts conduct menu evaluations and reengineering to ensure our restaurants feature sought after core menu items along with bold, fresh offerings to attract new and repeat guests. We believe that the distinctive, visually stimulating design and décor of our restaurants makes us a destination for special occasion diners and travelers. We provide our customers prompt, friendly and efficient service, keeping table-to-wait staff ratios low. We strive to create a memorable dining experience for customers to ensure repeat and frequent patronage.

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

Chart House and C.A. Muer (2002). The Chart House and C.A. Muer restaurant acquisitions enabled us to purchase a collection of valuable restaurant locations, many of which are situated on premium waterfront properties on the Pacific and Atlantic Oceans. We have remodeled many of these units, freshening and updating the look of these venues. In addition, these restaurants have undergone menu evaluations and re-engineering in order for us to feature successful dishes from previous menus side-by-side with bold, fresh ideas from our culinary experts. The remodeling and menu changes have been met with favorable results. No significant near-term expansion of these concepts is currently planned, and future growth will be dependent upon profitability and unit economics.

Saltgrass Steak House (2002). The nearly seamless integration of Saltgrass Steak House restaurants into our systems in late 2002 was highlighted by the conversion of all 27 restaurants to our financial tools within 60 days of acquisition. These tools include our point-of-sale system and also implementation of our profitability and labor/payroll programs. Since the acquisition, we have expanded the concept to 42 units. We also opened our first unit outside of Texas in 2006. We will continue to evaluate potential sites for this concept in both existing and new markets in 2010.

Golden Nugget (2005). The Golden Nugget acquisition allowed us to enter the gaming business with one of the most recognized brands in the industry and in the preeminent gaming city, Las Vegas, Nevada. We also acquired the Golden Nugget property in Laughlin, Nevada.

T-Rex (2006). In February 2006, we acquired 80% of T-Rex Cafe, Inc. and committed to the construction of at least four restaurants (including Yak & Yeti). Three of the locations have already opened with two of them being at high profile Disney properties.

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

The following table enumerates by state the location of our restaurants as of December 31, 2009:

State	Number of Units	State	Number of Units
Alabama	2	Minnesota	1
Arizona	2	Missouri	2
California	13	Nevada	9
Colorado	8	New Jersey	5
Connecticut	1	New Mexico	1
Florida	23	Oklahoma	1
Georgia	1	Oregon	1
Illinois	3	Pennsylvania	2
Kansas	1	South Carolina	2
Kentucky	1	Tennessee	2
Louisiana	4	Texas	75
Maryland	1	Virginia	1
Massachusetts	2	Washington	1
Michigan	8	Ontario, Canada	1

		Total	174

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

We are also the developer and operator of the Kemah Boardwalk located south of Houston, Texas. We own and operate substantially all of the 40-acre Kemah Boardwalk development, which includes nine restaurants (included in the table above), a hotel, retail shops, amusement attractions, and a marina.

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

Due to our enhanced training program, management training customarily lasts approximately 8 to 12 weeks, depending upon the trainee’s prior experience and performance relative to our objectives. As we expand, we will need to hire additional management personnel, and our continued success will depend in large part on our ability to attract, train, and retain quality management employees. As a result of the enhanced training programs, we believe we attract and retain a greater proportion of management personnel through our existing base of employees and internal promotions and advancements.

As of December 31, 2009, there were approximately 50 individuals involved in regional management functions generally performing on-site visits, formal inspections and similar responsibilities. As we grow, we plan to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within their geographic area. We plan to promote successful experienced restaurant level management personnel to serve as future regional managers. Regional management is continuously evaluated for performance and effectiveness.

As of December 31, 2009, in the restaurant division, we employed approximately 17,000 persons, of whom 1,097 were restaurant managers or manager-trainees, 237 were salaried corporate and administrative employees, approximately 50 were operations regional management employees, 36 were development and construction employees and the rest were hourly employees. Typical restaurant employment for us is at a seasonal low at December 31, and may increase by 30% or more in the summer months. Our restaurants generally employ an average of approximately 60 to 100 people, depending on seasonal needs. The larger Rainforest Cafe restaurants generally have 160 to 200 employees on average, with certain larger volume units having in excess of 400 people. We believe that our management level employee turnover for 2009 was within industry standards.

We employed approximately 2,800 persons in the gaming division as of December 31, 2009, of whom 116 were management, 122 were salaried employees and the rest were hourly employees. Approximately 1,228 employees are covered by collective bargaining agreements at the Golden Nugget—Las Vegas. We consider our relationship with employees to be satisfactory.

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

Advertising and Marketing

We employ a marketing strategy to attract new customers, to increase the frequency of visits by existing customers, and to establish a high level of name recognition through television and radio commercials, billboards, travel and hospitality magazines, print advertising and newspaper drops. Our advertising expenditures for 2009 were approximately 1.2% of revenues from continuing operations. We expect to cross market our restaurant, hospitality and gaming locations to leverage our advertising spend. We anticipate future advertising and marketing expenses to remain moderate.

Service Marks

Landry’s, Rainforest Cafe, Chart House, Charley’s Crab, Saltgrass, T-Rex and Golden Nugget are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them.

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

Rainforest International License Agreements

Rainforest Cafe has entered into exclusive license arrangements relating to the operations and development of Rainforest Cafes in several foreign jurisdictions. Currently, there are ten international units. We own a small equity interest in an international location, which was included when we acquired Rainforest Cafe in 2000. We do not anticipate revenues from international franchises to be significant.

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

The following information describes certain significant risks and uncertainties inherent in our business. You should take these risks into account in evaluating us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material risks. You should carefully consider such risks and uncertainties together with the other information contained in this Form 10-K. If any of such risks or uncertainties actually occurs, our business, financial condition and operating results could be harmed substantially and could differ materially from the plans and other forward-looking statements included in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this report.

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

Our results of operations are materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 substantially increased during the third and fourth quarter of 2008 and continued into 2009. The volatility and disruption in the global financial markets reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil and gas prices, sustained periods of high unemployment levels, depressed home prices and increasing foreclosures, declining business and consumer confidence, declines in consumer spending, and the risks of increased inflation have precipitated an economic slowdown and a severe recession, which could continue to adversely affect the demand for our products and, as a result, lead to declining revenues and profit margins. It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and the extent to which our operations will be adversely affected.

Because many of our restaurants are concentrated in single geographic areas, our results of operations could be materially adversely affected by regional events.

Many of our existing restaurants are concentrated in the southern half of the United States. This concentration in a particular region could affect our operating results in a number of ways. For example, our results of operations may be adversely affected by economic conditions in that region and other geographic areas into which we may expand. Also, given our present geographic concentration, adverse publicity relating to our restaurants could have a more pronounced adverse effect on our overall revenues than might be the case if our restaurants were more broadly dispersed. In addition, as many of our existing restaurants are in the Gulf Coast area from Texas to Florida, we are particularly susceptible to damage caused by hurricanes or other severe weather conditions the impact, frequency of which may be triggered by climate change. For example, on September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. The Kemah and Galveston properties had been a significant driver of our overall performance in 2008. The damage to the Kemah and Galveston properties may adversely affect both our business and near- and long-term prospects. Widespread power outages led to the closure of 31 Houston area restaurants until power was restored. All Houston, Galveston and Kemah restaurants have reopened.

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

The Golden Nugget properties are both located in Nevada and, as a result, our gaming business is subject to greater risks than a more diversified gaming company. These risks include, but are not limited to, risks related to local economic and competitive conditions, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters. Any economic downturn in Nevada or any terrorist activities or disasters in or around Nevada could have a significant adverse effect on our business, financial condition and results of operations. In addition, Nevada gaming industry revenues have declined significantly in 2008 and 2009, and there can be no assurance that gaming industry revenues will not continue to significantly decline.

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

At the federal and state levels, there are from time to time various proposals and initiatives under consideration to further regulate various aspects of our business, employment regulations and climate change. These and other initiatives could adversely affect us as well as the restaurant industry in general. In particular, the increased focus on climate change may lead to new initiatives directed at regulating a yet unspecified array of environmental matters, such as greenhouse gas emissions. These regulatory efforts could result in increase in the cost of raw materials, taxes, transportation, and utilities, which could decrease our operating profits and could necessitate future investments in facilities and equipment. In addition, seafood is harvested on a world-wide basis and, on occasion, imported seafood is subject to federally imposed import duties.

We conduct licensed gaming operations in Nevada, and various regulatory authorities, including the Nevada State Gaming Control Board and the Nevada Gaming Commission, require us to hold various licenses and registrations, findings of suitability, permits and approvals to engage in gaming operations and to meet requirements of suitability. These gaming authorities also control approval of ownership interests in gaming operations. In its discretion, the gaming authorities may require the holder of any of our securities to file applications, be investigated and be deemed suitable to own our securities. These gaming authorities may deny, limit, condition, suspend or revoke our gaming licenses, registrations, findings of suitability or the approval of any of our ownership interests in any of the licensed gaming operations conducted in Nevada, any of which could have a significant adverse effect on our business, financial condition and results of operations, for any cause they may deem reasonable. If we violate gaming laws or regulations that are applicable to us, we may have to pay substantial fines or forfeit assets. If, in the future, we operate or have an ownership interest in casino gaming facilities located outside of Nevada, we also will be subject to the gaming laws and regulations of those other jurisdictions.

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

Rainforest Cafe has license arrangements relating to the operations and development of Rainforest Cafes in several foreign jurisdictions. These agreements include a per unit development fee and/or restaurant royalties. There are ten international units; one is owned outright, and nine are franchises. Our international operations are subject to certain external business risks such as exchange rate fluctuations, import and export restrictions and tariffs, litigation in foreign jurisdictions, cultural differences, increased competition as a result of subsidies to local companies, increased expenses from inflation, political instability and the significant weakening of a local economy in which a foreign unit is located. In addition, it may be more difficult to register and protect our intellectual property rights in certain foreign countries.

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

In connection with our specialty and gaming divisions, we may incur significant capital expenditures. We recently completed construction of a hotel tower at the Golden Nugget—Las Vegas, at a cost of approximately $140 million. As a result, the failure of one or more of these projects could have a significant affect on our financial condition and operations.

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

Following Mr. Fertitta’s proposal to acquire all of our common stock in 2008, the termination of the 2008 merger agreement and in connection with his current proposal to acquire us, we have been named as a party in number of lawsuits, and we may be named in other lawsuits, which could harm our business and financial conditions.

Following the announcement of Mr. Fertitta’s offer to acquire us in 2008, the termination of the 2008 merger agreement and in connection with his current proposal to acquire us, we and each of our directors were named in a number of class action and derivative lawsuits alleging, among other things, breaches of fiduciary duties. In one of these lawsuits, brought in Delaware, the court denied a motion to dismiss and it is scheduled for trial in 2010. Our Amended and Restated Bylaws and our Certificate of Incorporation require us to indemnify our directors for braches of fiduciary duties, subject to certain limited exceptions. As a result of these lawsuits, we are obligated to pay for certain costs and expenses of each of our directors and may be liable for substantial damages, costs and expenses if the lawsuits are successful. Such litigation could also divert the attention of our management and our resources in general from day-to-day operations. Further, it is possible that additional claims will be brought against us in connection with the current transaction.

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

We identified a material weakness in the design and operation of our internal controls over financial reporting as of December 31, 2009.

Our Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of each of March 31 and June 30, and concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting solely related to our restatement of net income available to our stockholders for the purpose of calculating earnings per share. There can be no assurance that our controls will effectively prevent material misstatements in our consolidated financial statements in future periods.

Tilman J. Fertitta is a Control Shareholder.

Tilman J. Fertitta, the Company’s Chairman of the Board, President and Chief Executive Officer controls a majority of the Company’s common stock and the Company’s voting power. As a result, Mr. Fertitta is able to control the election of the Company’s Board of Directors and controls the vote on virtually all matters which might be submitted to a vote of our stockholders. As a controlled company, we are not required to and do not have an independent compensation or monitoring and corporate governess committee.

Tilman J. Fertitta’s ownership of over 50% of our common stock could adversely affect our share price and make future equity offerings more difficult.

Tilman J. Fertitta’s ownership of over 50% of our common stock has reduced the number of shares held by unaffiliated stockholders and, as a result, our common stock may be more susceptible to market volatility. This ownership could adversely affect prevailing market prices for our common stock and limit our ability to raise capital through equity securities offerings due to the lower number of institutional investors a reduced public float generally attracts. Additionally, if Mr. Fertitta’s proposed acquisition of us is completed, our stock will no longer be publically traded and Mr. Fertitta will own all of our common stock.

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

On February 5, 2009, a purported class action and derivative lawsuit entitled Louisiana Municipal Police Employee’s Retirement System on behalf of itself and all other similarly situated shareholders of Landry’s Restaurant’s, Inc. and derivatively on behalf of nominal defendant Landry’s Restaurant’s, Inc. was brought against all members of our Board of Directors, Fertitta Holdings, Inc., and Fertitta Acquisition Co. in the Court at Chancery of the State of Delaware. The lawsuit alleges, among other things, a breach of a fiduciary duty by the directors for renegotiating the 2008 merger agreement with the Fertitta entities, allowing Mr. Fertitta to acquire shares of stock in the Company and gain majority control thereof, and terminating the 2008 merger agreement without requiring payment of the reverse termination fee. The suit seeks consummation of the merger buyout at $21.00 a share or damages representing the difference between $21.00 per share and the price at which class members sold their stock in the open market, or damages for allowing Mr. Fertitta to acquire control of the Company without paying a control premium, or alternatively requiring payment of the reverse termination fee or damages for the devaluation of the Company’s stock. We intend to contest this matter vigorously.

On January 29, 2010, plaintiff in the foregoing action filed an amended complaint also naming Fertitta Group, Inc. and Fertitta Merger Co. as defendants and has further alleged that Mr. Fertitta’s latest proposal to acquire all of our outstanding stock on November 3, 2009 was unfair and that defendants breached their fiduciary duties in entering into a 2009 merger agreement at $14.75. Also, the amended complaint alleges that the Board approved an excessive golden parachute for Mr. Fertitta (albeit over seven (7) years ago) and requests that the Court invalidate same. In addition, plaintiff asserts that there has been inadequate disclosure in our preliminary proxy statement filed with the SEC in connection with the $14.75 merger transaction. In connection with the amended complaint, plaintiff also seeks an injunction of the $14.75 transaction unless curative disclosures are made, appointment of a Trustee to conduct a sale of us to maximize shareholder value, and the imposition of a constructive trust on shares acquired by Mr. Fertitta after June 2008 to be voted in favor of a transaction that provides the highest offer to our shareholders. We believe that the new claims asserted in the amended complaint are also without merit and intend to vigorously contest them as well.

Following Mr. Fertitta’s latest proposal to acquire all of our outstanding stock on November 3, 2009, the class action lawsuit styled Frederic Goldfein, Individually and on behalf of all others similarly situated v. Landry’s Restaurants, Inc., et al. was filed in the District Court of Harris County, 164th Judicial District. We are named in the Petition as a defendant along with all of our directors. Plaintiff has alleged that in connection with the proposed merger transaction, defendants have violated their fiduciary duties, duties of loyalty and good faith and fair dealing and have placed an artificial lid on the price of our stock by announcing a transaction at an inadequate price. Plaintiff seeks to enjoin the transaction until we adopt procedures and a process to obtain the highest price for shareholders, or alternatively to rescind the transaction. We believe this action is without merit and intend to vigorously contest this matter.

Ralph Biancalana, Individually and on behalf of all others similarly situated v. Tilman J. Fertitta, et al., a putative class action, was filed on November 10, 2009 in the District Court of Harris County, Texas, 165th Judicial District, following Mr. Fertitta’s latest proposal to acquire all of our outstanding stock. We are named in the Petition as a defendant along with all of our directors. Plaintiff has alleged, among other things, that in connection with the proposed merger transaction, our directors have knowingly and recklessly violated their fiduciary duty of care, have violated their fiduciary duties of loyalty, good faith, candor and independence, and that the transaction contains an inadequate and unfair price. Plaintiff also alleged that we aided and abetted our directors’ alleged breach of fiduciary duty. Plaintiff seeks to enjoin the transaction and the payment of a termination fee to Mr. Fertitta. Plaintiff also requests declarations from the Court that the termination fee is unfair, and that our directors have breached their fiduciary duties to our shareholders. Plaintiff seeds recovery of attorneys fees and costs. We believe this action is without merit and intend to vigorously contest this matter.

On November 17, 2009, Robert Caryer filed a class action petition in the District Court of Harris County, 125th Judicial District. The lawsuit is styled Robert Caryer, individually and on behalf of all other similarly situated v. Landry’s Restaurants, Inc., Tilman J. Fertitta, Steve L. Scheinthal, Kenneth Brimmer, Michael S. Chadwick, Joe Max Taylor and Richard H. Liem. Plaintiff has alleged that in connection with the proposed merger transaction, defendants have violated their fiduciary duties, duties of loyalty and good faith and fair dealing and have placed an artificial lid on the price of our stock by announcing a transaction at an inadequate price. Plaintiff seeks to enjoin the transaction until we adopt procedures and a process to obtain the highest price for shareholders, or alternatively to rescind the transaction. We believe this action is without merit and intend to vigorously contest this matter.

On January 15, 2010, Goldfein, Biancalana and Caryer were consolidated by Court order. Plaintiffs allege in the consolidated petition that in connection with the proposed merger transaction, defendants have violated their fiduciary duties, duties of loyalty and good faith and fair dealing and have placed an artificial lid on the price of our stock by announcing a transaction at an inadequate price. Plaintiffs seek to enjoin the transaction until we adopt procedures and a process to obtain the highest price for shareholders, or alternatively to rescind the transaction. We believe this action is without merit and intend to vigorously contest this matter.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “LNY.” As of March 12, 2010, there were approximately 924 stockholders of record of the common stock.

The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “LNY” and dividends paid per common share for 2008 and 2009.

	High	Low	Dividends Paid
2008
First Quarter	$21.89	$14.18	$0.05
Second Quarter	$20.15	$14.74	$0.05
Third Quarter	$19.47	$10.33	$—
Fourth Quarter	$15.72	$7.30	$—
2009
First Quarter	$12.87	$3.60	$—
Second Quarter	$11.19	$5.08	$—
Third Quarter	$11.71	$7.75	$—
Fourth Quarter	$22.19	$9.80	$—

	01/01/05	01/01/06	01/01/07	01/01/08	01/01/09	01/01/10
Dow Jones Industrial Average	100	99	116	123	81	97
Dow Jones Restaurant Index	100	104	126	129	114	130
Landry’s Restaurants, Inc	100	92	104	68	40	73

Dividend Policy

Commencing in 2000, we began paying an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. In April 2004, the annual dividend was increased to $0.20 per share, declared and paid in quarterly installments of $0.05 per share. On June 16, 2008, we announced we were discontinuing dividend payments indefinitely. The indentures under which our Senior Secured Notes were issued and our Credit Agreement limit the payment of dividends on our common stock to specified levels.

Stock Repurchase

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March, July and November 2007, we authorized an additional $50.0 million, $75.0 million and $1.5 million, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 24.0 million shares of common stock for approximately $472.4 million through December 31, 2009. In addition to our repurchases, during the fourth quarter of 2008, Mr. Tilman J. Fertitta, our Chairman, Chief Executive Officer and President, who owns approximately 56% of our stock, purchased approximately 2.6 million shares on the open market without having a publicly announced plan.

All repurchases of our common stock during the year ended December 31, 2009 were made pursuant to our open market stock repurchase program. We purchased 4,088 shares of our common stock during 2009, and have exhausted substantially all funds authorized for purchases under previously existing programs. No repurchases of our common stock were made during the quarter ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 which are derived from our consolidated financial statements which have been audited by Grant Thornton LLP.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities. In accordance with the new accounting guidance, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with common shareholders in undistributed earnings. As a result, our unvested awards of restricted stock are required to be included in the calculation of basic earnings per common share. These participating securities, prior to application of the new accounting guidance, were excluded from weighted-average common shares outstanding in the calculation of basic earnings per common share. We applied the provisions of the new accounting guidance beginning on January 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes. All amounts are in thousands, except per share data.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year Ended December 31,
	2009	2008	2007	2006	2005
REVENUES	$1,060,234	$1,143,889	$1,160,368	$1,101,994	$864,156
OPERATING COSTS AND EXPENSES:
Cost of revenues	218,555	245,381	256,336	249,575	223,864
Labor	340,757	366,395	375,144	357,748	258,469
Other operating expenses	264,759	288,090	292,298	278,172	213,697
General and administrative expense	49,279	51,294	55,756	57,977	47,443
Depreciation and amortization	72,038	70,292	65,287	55,857	43,262
Asset impairment expense (1)	2,888	2,409	—	2,966	—
Gain on insurance claims	(4,851)	—	—	—	—
Loss (gain) on disposal of assets	(2,098)	(59)	(18,918)	(2,295)	(524)
Pre-opening expenses	1,095	2,266	3,477	5,214	3,030

Total operating costs and expenses	942,422	1,026,068	1,029,380	1,005,214	789,241

OPERATING INCOME	117,812	117,821	130,988	96,780	74,915
OTHER EXPENSE (INCOME):
Interest expense, net (2)	150,270	79,817	72,322	49,139	31,208
Other, net (3)	(15,372)	17,035	17,119	154	530

Total other expense	134,898	96,852	89,441	49,293	31,738

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(17,086)	20,969	41,547	47,487	43,177
PROVISION (BENEFIT) FOR INCOME TAXES	(9,789)	7,227	14,238	13,393	13,556

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,297)	13,742	27,309	34,094	29,621
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES (1)	(206)	(10,569)	(9,626)	(56,146)	15,194

NET INCOME (LOSS)	(7,503)	3,173	17,683	(22,052)	44,815
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,010	265	(429)	(282)	—

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	(8,513)	2,908	18,112	(21,770)	44,815
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST	7,717	—	—	—	—

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$(16,230)	$2,908	$18,112	$(21,770)	$44,815

EARNINGS PER SHARE INFORMATION:
Amounts available to Landry’s common stockholders:
BASIC
Income (loss) from continuing operations	$(0.99)	$0.84	$1.41	$1.55	$1.31
Income (loss) from discontinued operations	(0.01)	(0.66)	(0.49)	(2.53)	0.67

Net income (loss)	$(1.00)	$0.18	$0.92	$(0.98)	$1.98

Weighted average number of common shares outstanding	16,150	16,140	19,735	22,115	22,600
DILUTED
Income (loss) from continuing operations	$(0.99)	$0.82	$1.37	$1.51	$1.27
Income (loss) from discontinued operations	(0.01)	(0.64)	(0.47)	(2.47)	0.65

Net income (loss)	$(1.00)	$0.18	$0.90	$(0.96)	$1.92

Weighted average number of common and common share equivalents outstanding	16,150	16,345	20,235	22,785	23,285
Adjusted EBITDA
Net Income (loss)	$(7,503)	$3,173	$17,683	$(22,052)	$44,815
Add back:
Provision (benefit) for income tax	(9,789)	7,227	14,238	13,393	13,556
Interest expense, net	150,270	79,817	72,322	49,139	31,208
Depreciation and amortization	72,038	70,292	65,287	55,857	43,262
Asset impairment expense	2,888	2,409	—	2,966	—

Adjusted EBITDA	$207,904	$162,918	$169,530	$99,303	$132,841

BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)	$13,306	$(86,036)	$(149,883)	$(50,056)	$217,461
Total assets	$1,700,068	$1,515,324	$1,502,983	$1,464,912	$1,612,579
Short-term notes payable and current portion of notes and other obligations	$30,181	$8,753	$87,243	$748	$1,852
Long term notes and other obligations, net of current portion	$1,064,759	$862,375	$801,428	$710,456	$816,044
Stockholders’ equity (1)	$300,554	$294,477	$316,899	$494,707	$516,770

(1)	In 2009, 2008 and 2006, we recorded asset impairment charges related to continuing operations of $2.9 million ($1.9 million after tax), $2.4 million ($1.6 million after tax) and $3.0 million ($2.0 million after tax), respectively, related to the adjustment to estimated fair value of certain restaurant properties and assets. In 2007 and 2006, we also recorded asset impairment charges and other losses totaling $9.9 million ($6.5 million after tax) and $79.8 million ($51.8 million after-tax), respectively, related to discontinued operations.
(2)	In 2009, we accelerated recognition of $26.0 million ($16.9 million after tax) in original issue discount and $9.6 million ($6.2 million after tax) in deferred loan costs, respectively, associated with the extinguishment of our 14.0% Senior Secured Notes. These costs were previously being amortized over the term of the Notes. We also issued $406.5 million of 11 5/8 % Senior Secured Notes (New Notes) and amended and extended our credit facility. In 2007, we recognized an $8.0 million ($5.3 million after-tax) charge for deferred loan costs previously being amortized over the term of our 7.5% Senior Notes.
(3)	In 2009, we recognized a $19.4 million ($12.6 million after tax) gain related to the purchase and retirement of $33.2 million of Golden Nugget second lien debt, offset by $4.0 million in call premiums associated with refinancing our 7.5% and 9.5% Senior Notes. In 2008, we recognized $14.3 million in non-cash charges associated with interest rate swaps not designated as hedges. In 2007, we recorded expenses associated with exchanging the 7.5% Senior Notes for 9.5% Senior Notes of approximately $5.0 million ($3.3 million after tax) and incurred approximately $6.3 million ($4.2 million after tax) in call premiums and expenses associated with refinancing the Golden Nugget debt. We also recorded $5.4 million ($3.5 million after tax) reflecting a non-cash expense for the change in fair value of interest rate swaps related to the new Golden Nugget financing.

Adjusted EBITDA includes asset impairment expense as we consider asset impairment expense to be additional depreciation expense. Adjusted EBITDA has certain limitations and is not a generally accepted accounting principles (“GAAP”) measurement and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance. Adjusted EBITDA is also not intended to be viewed as a source of liquidity or as a cash flow measure as used in the statement of cash flows. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA only supplementally as a valuation statistic. Adjusted EBITDA as shown differs from that used in our credit agreements primarily due to non-guarantor subsidiaries and other specifically defined calculations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants and gaming facilities. We locate our restaurants in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We focus on providing quality food at reasonable prices while offering a memorable atmosphere for our guests. As of December 31, 2009, we operated 174 restaurants, as well as several limited menu restaurants and other properties (as described in Item 1. Business), including the Golden Nugget Hotels and Casinos (Golden Nugget) in Las Vegas and Laughlin, Nevada.

Merger Agreement

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

Under the Merger Agreement, there is a “go-shop” provision whereby the Special Committee, with the assistance of its independent advisors, actively solicited alternative acquisition proposals from third parties through December 17, 2009. Although expressions of interest were made by two independent groups, a superior acquisition proposal was never submitted by either group.

Other Matters

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

On February 17, 2010, the Golden Nugget entered into Amendment No. 2 and Waiver to the First Lien Credit Agreement (First Lien Second Amendment) by and among Golden Nugget, Inc., Wachovia Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Bank and Issuing Bank, and each of the Lender parties thereto, dated June 14, 2007.

The First Lien Second Amendment replaced the existing first lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum capital expenditure (CAPEX) covenants. In addition, consenting First Lien lenders received a consent fee of 0.5% and all First Lien lenders will receive a 0.5% annual consent fee on outstanding commitments through maturity. First Lien Lenders will also receive additional interest in an amount equal to 1.00% per annum on unpaid Advances in the form of “PIK” interest, or at the option of the Golden Nugget, cash. The First Lien Second Amendment precludes dividends or other restricted payments, limits incurring additional debt, making investments and other cash distributions from Golden Nugget, increases the excess cash flow sweep to 75% from 50% if certain liquidity levels are reached and requires additional reporting of financial performance including cash flow reports. Certain potential defaults under the existing First Lien Credit Agreement were waived.

Concurrently with the First Lien Second Amendment, the Golden Nugget entered into Amendment No. 2 and Waiver to the Second Lien Credit Agreement (Second Lien Second Amendment) by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions parties thereto, dated June 14, 2007. The Second Lien Second Amendment replaced the existing second lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum CAPEX covenants and waived certain potential defaults under the existing Second Lien Credit Agreement. The Second Lien Second Amendment advances the maturity date on the second lien facility from December 31, 2014 to November 2, 2014. The maturity date on the existing $4.0 million Seller note was extended to November 2, 2014 from November 2, 2010.

In connection with the amendments, affiliates of the Golden Nugget will provide $50.0 million in additional funds to the Golden Nugget in return for non-interest bearing subordinated notes. $20.0 million of these funds was used for operating liquidity and to pay fees and expenses associated with the amendments. $30.0 million was available to purchase second lien indebtedness at 40% of face value. At closing, approximately $62.8 million of second lien indebtedness was acquired and retired. The remaining balance of the $30.0 million not used to purchase second lien debt by December 31, 2010, if any, will be used to purchase first lien debt at par value. All such purchased debt shall be immediately retired. The Golden Nugget may also incur up to an additional $8.0 million in affiliate subordinated debt during the remaining term of the First Lien Credit Agreement to meet liquidity requirements.

During 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s Crab Shack units. On November 17, 2006, we completed the sale of 120 Joe’s Crab Shack restaurants. The results of operations for all units included in the disposal plan have been reclassified to discontinued operations in the statements of income, balance sheets and segment information for all periods presented.

We recorded additional pre-tax impairment charges totaling $10.3 million and $9.9 million for the year ended December 31, 2008, 2007, respectively, to write down carrying values of property and equipment pertaining to the remaining stores included in our disposal plan.

During 2009 and 2008, we recorded impairment charges of $2.9 million and $3.2 million, respectively, to impair the leasehold improvements and equipment of several underperforming restaurants.

The Specialty Division is primarily engaged in operating complementary entertainment and hospitality activities, such as miscellaneous beverage carts and various kiosks, amusement rides and games and some associated limited hotel properties, generally at locations in conjunction with our core restaurant operations. The total assets, revenues, and operating profits of these complementary “specialty” business activities are considered not material to the overall business and below the threshold of a separate reportable business segment.

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

Results of Operations

Profitability

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Restaurant and hospitality:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	24.4%	25.9%	27.0%
Labor	29.0%	29.0%	29.8%
Other operating expenses (1)	23.8%	24.8%	23.9%

Unit Level Profit	22.8%	20.3%	19.3%

Gaming:
Revenues	100.0%	100.0%	100.0%
Casino costs	32.7%	30.9%	30.7%
Rooms costs	10.8%	9.6%	8.9%
Food and beverage costs	11.5%	11.5%	11.2%
Other operating expenses (1)	24.9%	23.2%	25.2%

Unit Level Profit	20.1%	24.8%	24.0%

(1)	Excludes depreciation, amortization, general and administrative and pre-opening expenses.

Year ended December 31, 2009 Compared to the Year ended December 31, 2008

Restaurant and Hospitality

Restaurant and hospitality revenues decreased $47,143,393, or 5.3%, from $890,605,419 to $843,462,026 for the year ended December 31, 2009 compared to the year ended December 31, 2008. The revenue decline reflects the economic contraction and reduced consumer spending in 2009. The change in revenue is the result of the following approximate amounts: new restaurant openings—increase $28.3 million; same store sales (restaurants open all of 2009 and 2008)—decrease $60.9 million; closed or sold restaurants—decrease $9.7 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period or other sales. The total number of units open as of December 31, 2009 and 2008 was 174 and 175, respectively.

Cost of revenues decreased $24,945,963, or 10.8%, from $230,519,183 to $205,573,220 for the year ended December 31, 2009 as compared to the prior year period percentage. Cost of revenues as a percentage of revenues for year ended December 31, 2009 decreased to 24.4% from 25.9% in 2008. This decrease is primarily the result of favorable commodity prices and cost control measures implemented during the latter part of 2008.

Labor expense decreased $14,150,419, or 5.5%, from $258,445,355 to $244,294,936 for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Labor expenses as a percentage of revenues remained constant at 29.0% for both 2009 and 2008. Increases in labor expense associated with a revised bonus plan and an increase in the minimum wage were offset by declines in hourly labor primarily due to reduced overtime and other cost control measures.

Other operating expenses decreased $19,518,911, or 8.9%, from $220,441,086 to $200,922,175 for the year ended December 31, 2009, as compared to the prior year period and such expenses decreased as a percentage of revenues to 23.8% in 2009 from 24.8% in 2008. The percentage decreases primarily relate to decreased rent expense associated with a $7.5 million lease termination payment from a landlord during the first quarter of 2009, as well as decreased energy costs in 2009 as compared to 2008.

Gaming

Casino revenues decreased $19,316,983, or 12.6%, from $152,965,231 to $133,648,248 for the year ended December 31, 2009 as compared to the year ended December 31, 2008 reflecting the impact of the economic contraction and reduction in consumer spending in 2009.

Room revenues decreased $14,035,142, or 22.2%, from $63,230,271 to $49,195,129 for 2009 as compared to 2008. This decrease is primarily the result of reduced occupancy and average daily room rates in Las Vegas.

Food and beverage revenues decreased $3,920,797, or 8.2%, from $47,734,759 to $43,813,962 for the year ended December 31, 2009 as compared to the comparable prior year period. This decrease resulted from reduced visitor traffic and the temporary closure of certain outlets as a cost saving measure during the first quarter of 2009.

Other revenues increased $1,075,398, or 7.5%, from $14,370,107 to $15,445,505 for the year ended December 31, 2009 as a result of increased ticket revenue from headliner entertainment when compared with the prior year period.

Casino expenses decreased $7,420,946, or 9.5%, from $78,259,949 to $70,839,003 for the year ended December 31, 2009. This decrease is primarily the result of reduced payroll costs and promotional expenses due to lower revenues.

Room expenses decreased $798,917, or 3.3%, from $24,194,522 to $23,395,605 for the year ended December 31, 2009. This decrease is primarily the result of reduced payroll costs, and other expenses associated with lower occupancies.

Food and beverage expenses decreased $4,125,281, or 14.2%, from $29,112,315 to $24,987,034 for the year ended December 31, 2009. This decrease resulted from lower revenues associated with reduced visitor traffic and the temporary closure of certain outlets as a cost saving measure during the first quarter.

Other expenses decreased $4,834,417, or 8.2%, from $58,893,485 to $54,059,068 for the year ended December 31, 2009 as compared to the prior year. This decrease resulted primarily from reduced payroll costs, operating supplies and utilities.

Consolidated

General and administrative expenses decreased $2,014,991 or 3.9%, from $51,294,426 to $49,279,435 for the year ended December 31, 2009 and increased slightly as a percentage of revenues to 4.6% in 2009 from 4.5% in 2008 due to the reduction in revenues. This decrease in expenses relates primarily to reduced supplies and utilities as compared to the prior year.

Depreciation and amortization expense increased by $1,746,342, or 2.5%, to $72,037,824 from $70,291,482 for the year ended December 31, 2009 as compared to the prior year period. The increase for 2009 was due to the renovation of the Golden Nugget and the addition of new restaurants and equipment.

Asset impairment expense was $2,887,842 for the year ended December 31, 2009 compared with an impairment expense of $2,408,625 for the same period in 2008. We continually monitor unfavorable cash flows, if any, related to underperforming restaurants. Periodically we may conclude that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. During the year ended December 31, 2009, we impaired the leasehold improvements and equipment of several underperforming restaurants. During the year ended December 31, 2008, we impaired the leasehold improvements and equipment of three underperforming restaurants. The difference between impairments arising from Hurricane Ike damage and the associated insurance proceeds in 2008 was not material.

We recorded a $4,850,576 gain for the year ended December 31, 2009, representing insurance proceeds associated with Hurricane Ike that exceeded the recorded book value of the assets which were damaged.

Gains on disposals of fixed assets amounted to $2,098,132 for 2009 as a result of a gain on the disposition of property as well as a gain realized on the sale of a single restaurant location.

Pre-opening expenses decreased by $1,170,996, or 51.7%, from $2,266,004 to $1,095,008 for the year ended December 31, 2009. This decrease relates primarily to the opening of the T-Rex Café in 2008.

Net interest expense for the year ended December 31, 2009 increased by $70,452,079, or 88.3%, from $79,817,334 to $150,269,413. This increase is due to higher effective borrowing rates and increased borrowings in 2009 associated with our refinancing in February 2009, as well as accelerated amortization of $26.0 million and $9.6 million in original issue discount and deferred loan costs, respectively, previously being amortized over the term of the 14.0% Senior Secured Notes. The 14.0% Senior Secured Notes were retired and we issued 11 5/8 % Senior Notes in the fourth quarter of 2009.

Other income of $15,371,615 was recorded during the year ended December 31, 2009 as compared to other expenses totaling $17,034,705 for the year ended December 31, 2008. The 2009 amount is primarily comprised of a gain of $19.4 million recognized in connection with the repurchase of an aggregate $33.2 million face amount of the Golden Nugget’s second lien debt by an unrestricted subsidiary of Landry’s. This gain was partially offset by $4.0 million in call premiums associated with refinancing our 7.5% and 9.5% senior notes. The 2008 expense primarily relates to $14.3 million in non-cash charges related to interest rate swaps not considered hedges.

A tax benefit of $9,788,822 was recorded for the year ended December 31, 2009 compared with a provision of $7,226,574 for the year ended December 31, 2008. The effective tax rate for 2009 was 57.3% compared to 34.5% for the prior year period, as a result of pre-tax loss and the general business credits increasing the effective tax rate above the statutory benefit rate of 35%

The after tax loss from discontinued operations decreased $10,363,101, from $10,569,067 to $205,966 for the year ended December 31, 2009. The losses in both periods related primarily to impairments on assets held for sale or abandoned and lease terminations.

Year ended December 31, 2008 Compared to the Year ended December 31, 2007

Restaurant and Hospitality

Restaurant and hospitality revenues decreased $3,828,847, or 0.4%, from $894,434,266 to $890,605,419 for the year ended December 31, 2008 compared to the year ended December 31, 2007. The change in revenue is the result of the following approximate amounts: new restaurant openings—increase $34.5 million; same store sales (restaurants open all of 2008 and 2007)—decrease $18.5 million; hurricane closures—decrease $13.1 million; closed or sold restaurants—decrease $5.5 million and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period or other sales. The total number of units open as of December 31, 2008 and 2007 was 175 and 173, respectively.

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

Labor expense decreased $8,257,738, or 3.1%, from $266,703,093 to $258,445,355 for the year ended December 31, 2008 as compared to year ended December 31, 2007. Labor expenses as a percentage of revenues for 2008 decreased to 29.0% from 29.8% in 2007. The decrease in labor resulted in part from cost control measures implemented in 2008 and the impact of business interruption proceeds, partially offset by increases in the minimum wage.

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

Other expense decreased $84,971, or 0.5%, from $17,119,676 to $17,034,705 for the year ended December 31, 2008. The 2008 amount included $14.3 million in non-cash charges related to interest rate swaps not considered hedges and prior year amount included call premiums and expenses associated with refinancing the Golden Nugget debt.

A provision for income taxes of $7,226,574 was recorded for year ended December 31, 2008 compared with a provision of $14,237,950 for the year ended December 31, 2007. The effective tax rate for 2008 was 34.5% compared to 34.3% for the prior year period.

The after tax loss from discontinued operations increased $942,804, from $9,626,263 to $10,569,067 for the year ended December 31, 2008. The losses in both periods related primarily to impairments on assets held for sale or abandoned and lease terminations.

Liquidity and Capital Resources

On November 30, 2009, we completed the offering of $406.5 million in aggregate principal amount of 11 5/8% senior secured notes due 2015 (New Notes). The gross proceeds from the offering and sale of the New Notes were $400.1 million. The New Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all assets of Landry’s and the Guarantors. The New Notes were issued pursuant to an indenture, dated as of November 30, 2009 (Indenture), among Landry’s, the Guarantors and Deutsche Bank Trust Company Americas, as Trustee and as Collateral Agent. Subsequent to the closing, Wilmington Trust became Trustee.

In addition to the Indenture, Landry’s and the Guarantors entered into a registration rights agreement, dated as of November 30, 2009 (Registration Rights Agreement). Under the Registration Rights Agreement, Landry’s and the Guarantors have agreed to use their best efforts to file and cause to become effective a registration statement with respect to an offer to exchange the New Notes for notes registered under the Securities Act of 1933, as amended (the Securities Act), having substantially identical terms as the New Notes (except that additional interest provisions and transfer restrictions pertaining to the New Notes will be deleted). If we fail to cause the registration statement relating to the exchange offer to become effective within the time periods specified in the Registration Rights Agreement, we will be required to pay liquidated damages on the New Notes until the registration statement is declared effective.

On November 30, 2009, we also amended and restated our Credit Agreement to allow us to borrow $235.6 million (the Amended Credit Facility). The Amended Credit Facility provides for a term loan of $160.6 million and a revolving credit line of $75.0 million. The obligations under the Amended Credit Facility are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all assets of Landry’s and the Guarantors.

Interest on the Amended Credit Facility accrues at a base rate (which is the greater of 4.0%, the Federal Funds Rate plus .50% or Wells Fargo’s prime rate) plus a credit spread of 5.0%, or at our option, at the Eurodollar base rate of at least 2.0% plus a credit spread of 6.0%, and matures on November 30, 2013.

The Amended Credit Facility contains covenants that limit our ability and the Guarantors to, among other things, incur or guarantee additional indebtedness; create liens; make capital expenditures; pay dividends on or repurchase stock; make certain types of investments; sell assets or merge with other companies. The Amended Credit Facility contains financial covenants, including a maximum leverage ratio, a maximum senior leverage ratio, and a minimum fixed charge coverage ratio.

Proceeds from the New Notes and the Amended Credit Facility were used to repay all of the 14.0% Senior Secured 2009 Notes due 2011, pay fees and expenses and provide approximately $73.0 million in restricted cash available to complete the proposed merger. In connection with the repayment of the 14.0% Senior Secured Notes, we expensed $35.6 million, primarily associated with early recognition of unamortized discount and deferred loan costs.

On February 17, 2010, the Golden Nugget, Inc., a wholly owned, unrestricted subsidiary of ours, entered into Amendment No. 2 and Waiver to the First Lien Credit Agreement (First Lien Second Amendment) by and among Golden Nugget, Inc., Wachovia Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Bank and Issuing Bank, and each of the Lender parties thereto, dated June 14, 2007.

The First Lien Second Amendment replaced the existing first lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum capital expenditure (CAPEX) covenants. In addition, consenting First Lien lenders received a consent fee of 0.5% and all First Lien lenders will receive a 0.5% annual consent fee on outstanding commitments through maturity. First Lien Lenders will also receive additional interest in an amount equal to 1.00% per annum on unpaid Advances in the form of “PIK” interest, or at the option of Golden Nugget, cash. The First Lien Second Amendment precludes dividends or other restricted payments, limits incurring additional debt, making investments and other cash distributions from the Golden Nugget, increases the excess cash flow sweep to 75% from 50% if certain liquidity levels are reached and requires additional reporting of financial performance including cash flow reports. Certain potential defaults under the existing First Lien Credit Agreement were waived.

Concurrently with the First Lien Second Amendment, the Golden Nugget entered into Amendment No. 2 and Waiver to the Second Lien Credit Agreement (Second Lien Second Amendment) by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions parties thereto, dated June 14, 2007. The Second Lien Second Amendment replaced the existing second lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum CAPEX covenants and waived certain potential defaults under the existing Second Lien Credit Agreement. The Second Lien Second Amendment advances the maturity date on the second lien facility from December 31, 2014 to November 2, 2014. The maturity date on the existing $4.0 million Seller note was extended to November 2, 2014 from November 2, 2010.

In connection with the Amendments, affiliates of the Golden Nugget will provide $50.0 million in additional funds to the Golden Nugget in return for non-interest bearing subordinated notes. $20.0 million of these funds was used for operating liquidity and to pay fees and expenses associated with the amendments. $30.0 million was available to purchase second lien indebtedness at 40% of face value. At closing, approximately $62.8 million of second lien indebtedness was acquired and retired. The remaining balance of the $30.0 million not used to purchase second lien debt by December 31, 2010, if any, will be used to purchase first lien debt at par value. All such purchased debt shall be immediately retired. The Golden Nugget may also incur up to an additional $8.0 million in affiliate subordinated debt during the remaining term of the First Lien Credit Agreement to meet liquidity requirements.

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

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc., completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at December 31, 2009. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility. The second lien term loan matures on November 2, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at December 31, 2009. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedges. These swaps mirror the terms of the underlying debt and reset using the same index and terms. On September 25, 2009, an unrestricted subsidiary of Landry’s repurchased an aggregate $33.2 million face amount of second lien term loan debt, and as such, a proportional share of the second lien swaps were no longer an effective cash flow hedge. Accordingly, a $4.2 million non-cash expense associated with these swaps was recorded for the year ended December 31, 2009. At December 31, 2009, the remaining swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in Accumulated other comprehensive loss at December 31, 2009 and December 31, 2008 are unrealized losses, net of income taxes, totaling $27.0 million and $44.3 million, respectively, related to these hedges. The impact of these interest rate swaps was an increase to interest expense by $24.1 million, $10.3 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash gain of approximately $5.4 million was recorded for the year ended December 31, 2009 and a non-cash expense of approximately $14.3 million and $5.4 million for the years ended December 31, 2008 and 2007, respectively.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. In addition, the Golden Nugget debt agreement requires a parent contribution if the leverage ratio, as defined, falls below a predetermined level through December 31, 2009. As a result of reduced operating results combined with additional borrowings for construction of the new tower, Landry’s contributed approximately $25.0 million in cash to the Golden Nugget in 2009. As of December 31, 2009, we were in compliance with all such covenants and the restaurant group had approximately $17.0 million in letters of credit outstanding and available borrowing capacity of $34.0 while the Golden Nugget had approximately $2.0 million in letters of credit outstanding, and available borrowing capacity of less than $1.0 million.

As a primary result of the extraordinary disruption to the credit markets in 2009, our 2009 financing carried substantially higher interest rates and original issue discount than the previous debt instruments. In addition, the Golden Nugget Amendments increase its cash interest rate by 0.5% annually and its total interest rate by 1.5% annually on all first lien debt. These higher interest rates, combined with additional borrowing to provide liquidity and pay fees and expenses for the financing as well as to complete the hotel tower at the Golden Nugget, resulted in substantially higher interest expense in 2009. We expect to continue to incur high interest expense over the next few years.

Working capital increased from a deficit of $86.0 million as of December 31, 2008 to $13.3 million as of December 31, 2009 primarily due to the increase in cash in anticipation of the Golden Nugget amendment and merger. Cash flow to fund future operations, new restaurant development and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

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

In 2009, we incurred $153.2 million for capital expenditures including $17.2 million in accounts payable at December 31, 2009 and excluding $24.7 million in accounts payable at December 31, 2008. We incurred $113.5 million on the renovation and expansion of the Golden Nugget Hotel and Casino in downtown Las Vegas, Nevada. In 2010, we expect to incur approximately $27.0 million in capital expenditures.

Off Balance Sheet Arrangements

As of December 31, 2009, we had contractual obligations as described below. These obligations are expected to be funded primarily through cash on hand, cash flow from operations, working capital, the Credit

Agreement and additional financing sources in the normal course of business operations. Our obligations include off balance sheet arrangements whereby the liabilities associated with non-cancelable operating leases, unconditional purchase obligations and standby letters of credit are not fully reflected in our balance sheets.

Contractual Obligations	2010	2011-2012	2013-2014	2015+	Total
Long term debt and interest payments (1)	$134,373,317	$241,824,307	$728,607,738	$449,817,656	$1,554,623,018
Operating leases	36,874,069	59,429,728	44,940,024	178,973,614	320,217,435
Unconditional purchase obligations	61,420,379	4,544,043	398,845	—	66,363,267
Liability for uncertain tax positions (2)	—	—	—	—	15,066,122
Other long term obligations	28,318,386	—	—	—	28,318,386

Total cash obligations	$260,986,151	$305,798,078	$773,946,607	$628,791,270	$1,984,588,228

Other Commercial Commitments
Line of credit	$—	$—	$68,755,040	$—	$68,755,040
Standby letters of credit	19,019,959	—	—	—	19,019,959

Total commercial commitments	19,019,959	—	68,755,040	—	87,774,999

Total	$280,006,110	$305,798,078	$842,701,647	$628,791,270	$2,072,363,227

(1)	Interest payments for our variable rate debt was computed using rates in effect at December 31, 2009.
(2)	These liabilities appear in total only as we are unable to reasonably predict the timing of settlement of such liabilities.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future defaults under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $60.7 million as of December 31, 2009. We have recorded a liability of $2.6 million with respect to these obligations, where we believe it is probable that we will make future cash payments. We believe the remaining obligations will be met by the third party.

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

We operate approximately 174 properties and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

We account for income taxes in accordance with FASB accounting guidance which requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be recognized. We regularly assess the likelihood of realizing the deferred tax assets based on forecasts of future taxable income and available tax planning strategies that could be implemented and adjust the related valuation allowance if necessary.

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for periods beginning after December 15, 2010. We are currently evaluating the potential impact this new guidance may have on our consolidated financial statements.

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

Interest Rate Risk

Total debt at December 31, 2009 included $221.8 million of floating-rate debt attributed to borrowings at an average interest rate of 7.11%. As a result, our annual interest cost in 2009 will fluctuate based on short-term interest rates.

Consistent with our policy to manage our exposure to interest rate risk, and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps with notional amounts covering all of the first and second lien term loan borrowings of the Golden Nugget. The hedges are designed to convert the lien facilities’ floating interest rates to fixed interest rates at between 5.4% and 5.5%, plus the applicable margin.

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.7%) would be approximately $1.6 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2009; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedule is set forth commencing on page 45.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act )) as of December 31, 2009, the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009 due to a material weakness in our internal control over financial reporting solely related to our restatement of net income available to Company stockholders for the purpose of calculating earnings per share resulting from our failure to consider all applicable accounting guidance in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. Management, with oversight from the Audit Committee of the Board of Directors, has concluded that given the nature of the material weakness no remedial actions were necessary. However, the control weakness will not be considered effective until a sufficient period of time has elapsed to allow for effective testing, and management and its independent registered certified public accounting firm conclude that these controls are operating effectively. During the year ended December 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15 (f) under the exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009 for the reasons discussed above. Grant Thornton LLP has issued an adverse report on the effectiveness of internal control over financial reporting as of December 31, 2009, which is included on page 50 of this report.

Changes in Internal Control over Financial Reporting

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of the year ended December 31, 2009.

PART III

Pursuant to Instruction G to Form 10-K, we incorporate by reference into Items 10-14 below the information to be disclosed in our definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2009. We have adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other financial officers, which is a “Code of Ethics” as defined by applicable rules of the Securities and Exchange Commission. A copy of our Code of Ethics has been previously filed and is incorporated by reference as an exhibit hereto. If the we make any amendments to this Code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this Code to our chief executive officer, chief financial officer or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On May 21, 2009 we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the New York Stock Exchange Listed Company Manual. The Annual CEO Certification was issued without qualification. In addition, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2009 and to the Annual Reports on Form 10-K for the years ended December 31, 2008 and 2007, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2009.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 regarding the number of shares of Common Stock that may be issued under our equity compensation plans.

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

Certain information relating to our directors and executive officers is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information regarding the fees we paid to our principal accountants, including Audit Fees, Audit-Related Fees, Tax Fees and all other fees is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are set forth herein commencing on page 50:

—Reports of Independent Registered Public Accounting Firm Grant Thornton LLP

—Consolidated Balance Sheets as of December 31, 2009 and 2008

—Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

—Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007

—Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

—Notes to Consolidated Financial Statements

2.	Financial Statement Schedules—Not applicable.

(b)	Exhibits

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

3.6	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed on December 28, 2007, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

Exhibit No.	Exhibit

10.5

First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995,

File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.20	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

Exhibit No.	Exhibit

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2005, File No. 001-15531).

10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2005, File No. 001-15531).

10.33	T-Rex Cafe, Inc. Stockholders Agreement (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2006, File No. 001-15531).

10.34	Stock Purchase Agreement By and Among JCS Holdings, LLC, LSRI Holdings, Inc and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2006, File No. 001-15531).

10.35	First Supplemental Indenture, dated as of October 29, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.36	Second Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

Exhibit No.	Exhibit

10.37	Indenture, dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. as issuer, The Subsidiary Guarantors, as Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.38	First Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.39	First Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, File No. 001-15531).

10.40	Second Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, File No. 001-15531).

10.41	Contract Agreement dated as of April 7, 2008 between Golden Nugget, Inc. and The Penta Building Group, Inc., General Corporation. (incorporated by reference to Exhibit 14.41 of the Company’s Form 10-K for the year ended December 31, 2008, File No. 001-15531).

10.42	Agreement and Plan of Merger among Fertitta Holdings, Inc., Fertitta, Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of June 16, 2008 (incorporated by reference to Exhibit 2 on the Company’s Form 8-K filing on June 17, 2008, File No. 001-15531).

10.43	First Amendment to Agreement and Plan of Merger dated as of October 18, 2008 by and among Fertitta Holdings, Inc, Fertitta Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 2 on the Company’s Form 8-K filing on October 20, 2008, File No. 001-15531).

10.44	Credit Agreement by and among Landry’s Restaurants, Inc. and Wells Fargo, Foothill, LLC, Wells Fargo Foothill, LLC and Jefferies Finance, LLC dated as of December 22, 2008 (incorporated by reference to Exhibit 10 of the Company’s Form 8-K filing dated December 24, 2008, File No. 001-15531).

10.45	14% Senior Secured Notes due 2011 Purchase Agreement dated February 4, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.4 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.46

14% Senior Secured Notes due 2011 Registration Rights Agreement dated February 13, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (incorporated by reference to

Exhibit 10.2 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.47	Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Foothill, LLC and Jefferies Finance LLC dated as of February 13, 2009 (incorporated by reference to Exhibit 10.3 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.48	Indenture to the 14% Senior Secured Notes Due 2011 dated as of February 13, 2009 among Landry’s Restaurants, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

*10.49	Termination of Agreement and Plan of Merger dated as of January 11, 2009 by and among Fertitta Holdings, Inc., Fertitta Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc.

Exhibit No.	Exhibit

*10.50	Amendment No. 1 to First Lien Credit Agreement dated August 10, 2009 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto.

*10.51	Amendment No. 1 and Consent to Second Lien Credit Agreement dated August 10, 2009 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto.

10.52	Agreement and Plan of Merger among Fertitta Group, Inc. and Fertitta Merger Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of November 3, 2009 (incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K filing on November 3, 2009, File No. 001-15531).

*10.53	Second Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Foothill, LLC and Jefferies Finance LLC dated as of November 30, 2009.

10.54	Indenture to the 11 5/8% Senior Secured Notes Due 2015 dated as of November 30, 2009 among Landry’s Restaurants, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement in Form S-4 filing on February 12, 2010, File No. 333-164887).

10.55	11 5/8% Senior Secured Notes Due 2015 Registration Rights Agreement dated November 30, 2009 by and among Landry’s Restaurants, Inc, Jefferies & Company, Inc., UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Rights Agreement in Form S-4 filing on February 12, 2010, File No. 333-164887).

*10.56	11 5/8% Senior Secured Notes Due 2015 Purchase Agreement dated November 17, 2009 by and among Landry’s Restaurants, Inc, Jefferies & Company, Inc., UBS Securities LLC and Deutsche Bank Securities Inc.

*10.57	Amendment No. 2 and Waiver to First Lien Credit Agreement dated February 17, 2010 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto.

*10.58	Amendment No. 2 and Waiver to Second Lien Credit Agreement dated February 17, 2010 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto.

*12.1	Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Grant Thornton LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(b)

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Landry’s Restaurants, Inc.

We have audited Landry’s Restaurants, Inc. and subsidiaries’ (a Delaware holding company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landry’s Restaurants, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Landry’s Restaurants, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. A material weakness was identified as management did not appropriately interpret all applicable accounting guidance when calculating and presenting earnings per share for net income available to Landry’s Restaurants, Inc. and subsidiaries.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Landry’s Restaurants, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landry’s Restaurants and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years ended December 31, 2009. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated March 16, 2010, which expressed unqualified opinion on those financial statements.

/s/    Grant Thornton LLP

Houston, Texas

March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Landry’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Landry’s Restaurants, Inc. and subsidiaries’ (a Delaware holding company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landry’s Restaurants, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company adopted new accounting guidance on January 1, 2009 related to the inclusion of certain instruments granted in share-based payment transactions in the calculation of basic earnings per common share and retrospectively applied the guidance.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landry’s Restaurants, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    Grant Thornton LLP

Houston, Texas

March 16, 2010

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,584,322	$51,066,805
Restricted cash and cash equivalents	73,076,532	—
Accounts receivable—trade and other, net	28,730,944	18,021,105
Inventories	27,558,494	26,161,092
Deferred taxes	15,658,214	28,001,267
Assets related to discontinued operations	2,960,514	2,973,593
Other current assets	13,364,757	9,102,029

Total current assets	232,933,777	135,325,891

PROPERTY AND EQUIPMENT, net	1,334,334,637	1,259,186,463
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	38,719,325	38,872,873
OTHER ASSETS, net	75,552,531	63,411,316

Total assets	$1,700,067,817	$1,515,324,090

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,320,097	$70,358,471
Accrued liabilities	122,275,958	134,316,329
Income taxes payable	—	2,784,703
Current portion of long-term notes and other obligations	30,181,424	8,752,906
Liabilities related to discontinued operations	2,850,225	5,149,365

Total current liabilities	219,627,704	221,361,774

LONG-TERM NOTES, NET OF CURRENT PORTION	1,064,758,656	862,375,429
OTHER LIABILITIES	103,808,585	134,518,302

Total liabilities	1,388,194,945	1,218,255,505

COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTEREST	10,318,386	1,591,480
EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,237,851 and 16,142,263 shares issued and outstanding, respectively	162,379	161,423
Additional paid-in capital	227,386,478	222,410,106
Retained earnings	99,998,441	116,244,708
Accumulated other comprehensive loss	(26,992,812)	(44,339,132)

Total stockholders’ equity	300,554,486	294,477,105

Noncontrolling interest	1,000,000	1,000,000

Total equity	301,554,486	295,477,105

Total liabilities and equity	$1,700,067,817	$1,515,324,090

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
REVENUES
Restaurant and hospitality	$843,462,026	$890,605,419	$894,434,266
Gaming:
Casino	133,648,248	152,965,231	165,283,475
Rooms	49,195,129	63,230,271	65,941,711
Food and beverage	43,813,962	47,734,759	45,761,100
Other	15,445,505	14,370,107	14,380,837
Promotional allowances	(25,330,409)	(25,016,953)	(25,433,137)

Net gaming revenue	216,772,435	253,283,415	265,933,986

Total revenue	1,060,234,461	1,143,888,834	1,160,368,252

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	205,573,220	230,519,183	241,814,108
Labor	244,294,936	258,445,355	266,703,093
Other operating expenses	200,922,175	220,441,086	213,284,031
Gaming:
Casino	70,839,003	78,259,949	81,627,956
Rooms	23,395,605	24,194,522	23,705,554
Food and beverage	24,987,034	29,112,315	29,670,847
Other	54,059,068	58,893,485	66,972,571
General and administrative expense	49,279,435	51,294,426	55,755,985
Depreciation and amortization	72,037,824	70,291,482	65,286,700
Asset impairment expense	2,887,842	2,408,625	—
Gain on insurance claims	(4,850,576)	—	—
Loss (gain) on disposal of assets	(2,098,132)	(58,580)	(18,918,088)
Pre-opening expenses	1,095,008	2,266,004	3,476,951

Total operating costs and expenses	942,422,442	1,026,067,852	1,029,379,708

OPERATING INCOME	117,812,019	117,820,982	130,988,544
OTHER EXPENSE (INCOME):
Interest expense, net	150,269,413	79,817,334	72,321,952
Other, net	(15,371,615)	17,034,705	17,119,676

Total other expense	134,897,798	96,852,039	89,441,628

Income (loss) from continuing operations before income taxes	(17,085,779)	20,968,943	41,546,916
Provision (benefit) for income taxes	(9,788,822)	7,226,574	14,237,950

Income (loss) from continuing operations	(7,296,957)	13,742,369	27,308,966
Income (loss) from discontinued operations, net of taxes	(205,966)	(10,569,067)	(9,626,263)

Net income (loss)	(7,502,923)	3,173,302	17,682,703
Less: Net income (loss) attributable to noncontrolling interest	1,009,572	265,115	(429,091)

Net income (loss) attributable to Landry’s	(8,512,495)	2,908,187	18,111,794
Less: Accretion of redeemable noncontrolling interest	7,717,334	—	—

Net income (loss) available to Landry’s common stockholders	$(16,229,829)	$2,908,187	$18,111,794

EARNINGS (LOSS) PER SHARE INFORMATION:
Amounts available to Landry’s common stockholders:
BASIC:
Income (loss) from continuing operations	$(0.99)	$0.84	$1.41
Income (loss) from discontinued operations	(0.01)	(0.66)	(0.49)

Net income (loss)	$(1.00)	$0.18	$0.92

Weighted average number of common shares outstanding	16,150,000	16,140,000	19,735,000
DILUTED:
Income (loss) from continuing operations	$(0.99)	$0.82	$1.37
Income (loss) from discontinued operations	(0.01)	(0.64)	(0.47)

Net income (loss)	$(1.00)	$0.18	$0.90

Weighted average number of common share and common share equivalents outstanding	16,150,000	16,345,000	20,235,000

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Total Equity
		Stockholder’s Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total	Comprehensive Income (Loss)
		Shares	Amount
BALANCE, December 31, 2006	$1,755,456	22,132,795	$221,328	$331,320,290	$163,165,845	—	$1,000,000	$495,707,463	—
Cumulative effect of adopting uncertain tax positions	—	—	—	—	(982,880)	—	—	(982,880)	—
Net income (loss)	(429,091)	—	—	—	18,111,794	—	—	18,111,794	17,682,703
Loss on interest rate swaps, net of tax benefit of $8,886,940	—	—	—	—	—	(16,578,604)	—	(16,578,604)	(16,578,604)
Dividends paid	—	—	—	—	(3,995,295)	—	—	(3,995,295)	—
Purchase of common stock held for treasury	—	(6,317,400)	(63,174)	(120,487,247)	(61,333,736)	—	—	(181,884,157)	—
Exercise of stock options	—	228,955	2,290	2,721,122	—	—	—	2,723,412	—
Stock based compensation expense	—	—	—	4,797,340	—	—	—	4,797,340	—
Issuance of restricted stock	—	107,335	1,073	(1,073)	—	—	—	—	—
Forfeiture of restricted stock	—	(3,940)	(39)	39	—	—	—	—	—

BALANCE, December 31, 2007	1,326,365	16,147,745	161,478	218,350,471	114,965,728	(16,578,604)	1,000,000	317,899,073	1,104,099
Net income (loss)	265,115	—	—	—	2,908,187	—	—	2,908,187	3,173,302
Loss on interest rate swaps, net of tax benefit of $14,947,977	—	—	—	—	—	(27,760,528)	—	(27,760,528)	(27,760,528)
Dividends paid	—	—	—	—	(1,614,370)	—	—	(1,614,370)	—
Purchase of common stock held for treasury	—	(3,306)	(33)	(28,179)	(14,837)	—	—	(43,049)	—
Exercise of stock options	—	3,306	33	21,328	—	—	—	21,361	—
Stock based compensation expense	—	—	—	4,066,431	—	—	—	4,066,431	—
Forfeiture of restricted stock	—	(5,482)	(55)	55	—	—	—	—	—

BALANCE, December 31, 2008	1,591,480	16,142,263	161,423	222,410,106	116,244,708	(44,339,132)	1,000,000	295,477,105	(24,587,226)
Net income (loss)	1,009,572	—	—	—	(8,512,495)	—	—	(8,512,495)	(7,502,923)
Gain on interest rate swaps, net of taxes of $9,340,326	—	—	—	—	—	17,346,320	—	17,346,320	17,346,320
Accretion of redeemable noncontrolling interest	7,717,334	—	—	—	(7,717,334)	—	—	(7,717,334)	—
Issuance of restricted stock	—	3,000	30	(30)	—	—	—	—	—
Purchase of common stock held for treasury	—	(4,088)	(41)	(31,452)	(16,438)	—	—	(47,931)	—
Exercise of stock options	—	98,816	988	1,520,548	—	—	—	1,521,536	—
Stock based compensation expense	—	—	—	3,487,285	—	—	—	3,487,285	—
Forfeiture of restricted stock	—	(2,140)	(21)	21	—	—	—	—	—

BALANCE, December 31, 2009	$10,318,386	16,237,851	$162,379	$227,386,478	$99,998,441	$(26,992,812)	$1,000,000	$301,554,486	$9,843,397

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,502,923)	$3,173,302	$17,682,703
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,037,824	70,866,386	66,614,904
Asset impairment expense	2,887,842	12,753,432	9,887,752
Deferred tax provision (benefit)	4,869,622	(3,894,048)	4,052,865
Stock-based compensation expense	3,487,285	4,066,431	4,797,340
Amortization of debt issuance costs	20,186,009	5,501,857	11,535,268
Amortization of debt discounts	37,522,097	—	—
Gain on sale of marketable securities	—	—	(1,278,204)
Gain on disposition of assets	(2,098,132)	(316,537)	(18,918,416)
Gain on insurance claims	(4,850,576)	—	—
Gain on repurchase of debt	(19,406,543)	—	—
Non-cash (gain) loss on interest rate swaps	(1,179,127)	14,293,790	5,374,868
Deferred rent and other charges (income), net	1,083,210	2,432,438	521,699
Changes in assets and liabilities:
(Increase) decrease in trade and other receivables	(11,377,075)	6,339,551	2,234,777
(Increase) decrease in inventories	(1,397,402)	9,343,617	4,941,143
(Increase) decrease in other assets	(2,873,532)	6,956,211	(4,382,369)
Increase (decrease) in accounts payable and accrued liabilities and other	(18,970,874)	(15,780,344)	6,430,482

Total adjustments	79,920,628	112,562,784	91,812,109

Net cash provided by operating activities	72,417,705	115,736,086	109,494,812
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(160,699,739)	(116,078,791)	(130,538,954)
Proceeds from disposition of property and equipment	11,368,079	36,136,768	47,408,833
Increase in restricted cash and cash equivalents	(73,076,532)	—	—
Purchase of marketable securities	—	—	(5,331,308)
Proceeds from the sale of securities	—	—	6,609,512

Net cash used in investing activities	(222,408,192)	(79,942,023)	(81,851,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(47,931)	(43,049)	(181,884,157)
Proceeds from exercise of stock options	1,521,536	21,361	2,723,412
Proceeds from debt issuance	790,145,755	39,515,152	375,000,000
Payments of debt	(714,557,406)	(256,014)	(193,217,934)
Debt issuance costs	(36,661,793)	(5,134,387)	(15,362,308)
Proceeds from credit facility	365,248,892	343,182,803	258,815,778
Payments on credit facility	(235,141,049)	(400,000,000)	(261,390,087)
Dividends paid	—	(1,614,370)	(3,995,295)

Net cash (used in) provided by financing activities	170,508,004	(24,328,504)	(19,310,591)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,517,517	11,465,559	8,332,304
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,066,805	39,601,246	31,268,942

CASH AND CASH EQUIVALENTS AT END OF YEAR	$71,584,322	$51,066,805	$39,601,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$101,666,173	$79,168,034	$68,943,347
Income taxes	$3,069,116	$(1,984,133)	$10,241,380
Non-cash investing activities:
Property and equipment additions in accounts payable	$17,175,546	$24,656,668	$17,737,948

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

On September 27, 2005, Landry’s Gaming Inc., an unrestricted subsidiary of Landry’s Restaurants, Inc., completed the acquisition of Golden Nugget, Inc. (formerly Poster Financial Group, Inc.), owner of the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada.

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

Sales Taxes

Except for gross receipts tax on liquor sales in certain jurisdictions, our policy is to present sales taxes net. The tax amounts included in revenues and expenses are not significant.

Accounts Receivable

Accounts receivable is comprised primarily of amounts due from our credit card processor, receivables from national storage and distribution companies and, casino and hotel receivables. The receivables from national storage and distribution companies arise when certain of our inventory items are conveyed to these companies at cost (including freight and holding charges but without any general overhead costs). These conveyance transactions do not impact the consolidated statements of income as there is no revenue or expenses recognized

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the financial statements since they are without economic substance other than drayage. We reacquire these items, although not obligated to, when subsequently delivered to the restaurants at cost plus the distribution company’s contractual mark-up. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of individual accounts. Receivables are written off when they are deemed to be uncollectible. The allowance for doubtful accounts totaled $2.0 million and $1.8 million as of December 31, 2009 and 2008, respectively.

Inventories

Inventories consist primarily of food and beverages used in restaurant operations and complementary retail goods and are recorded at the lower of cost or market value as determined by the average cost for food and beverages and by the retail method on the first-in, first-out basis for retail goods. Inventories consist of the following:

	December 31,
	2009	2008
Food, beverage and supplies	$12,620,509	$12,167,787
Retail goods	14,937,985	13,993,305

	$27,558,494	$26,161,092

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

Interest is capitalized in connection with construction and development activities, and other real estate development projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During 2009, 2008 and 2007, we capitalized interest expense of approximately $8.2 million, $3.1 million and $3.6 million, respectively.

Our properties are reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value using Level 3 measurements. Properties to be disposed of are reported at the lower of their carrying amount or fair value determined by management’s estimates of expected proceeds supplemented by third party offers or sales contracts, reduced for estimated disposal costs, and amounted to $2.5 million as of December 31, 2009 included in assets related to discontinued operations.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

Description	Year Ended December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets held and used	$—	$—	$—	$—	$(2,760,805)
Long-lived assets held for sale	$739,639	$—	$—	$739,639	(127,037)

					$(2,887,842)

Description	Year Ended December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets held and used	$2,737,793	$—	$—	$2,737,793	$(3,214,625)
Long-lived assets related to discontinued operations	$—	$—	$—	$—	(10,344,807)

					$(13,559,432)

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes only comprehensive income (loss) attributable Landry’s stockholder’s. Income (loss) attributable to noncontrolling interests are shown separately in the Statement of Changes in Equity.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising costs are expensed as incurred during such year. Advertising expenses were $12.4 million, $11.9 million and $11.9 million, in 2009, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets

Goodwill and trademarks are not amortized, but instead tested for impairment at least annually. Other intangible assets are amortized over their expected useful life or the life of the related agreement.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using both market information and discounted cash flow projections also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.

At December 31, 2009, two reporting units had goodwill; Saltgrass Steakhouse and Landry’s divisions. As part of our process for performing the step one impairment test of goodwill, we estimated the fair value of all of our reporting units utilizing the income approach described above to derive an enterprise value of the Company. We reconciled the enterprise value to our overall estimated market capitalization. The estimated market capitalization considers recent trends in our market capitalization and an expected control premium. Based on the results of the step one impairment test, step two was not required as an impairment was not identified.

The fair value of other indefinite-lived intangible assets, primarily trademarks, are estimated and compared to their carrying value. We estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We completed our impairment test of our indefinite-lived intangibles and concluded there was no impairment at December 31, 2009.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Even though we determined that there was no goodwill or indefinite-lived intangible asset impairment as of December 31, 2009, declines in the value of our stock price as well as values of others in the restaurant industry, declines in sales at our restaurants beyond our current forecasts, changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill and significant adverse changes in the operating environment for the restaurant industry may result in a future impairment charge.

	December 31,
	2009	2008
Intangible assets subject to amortization:
Customer lists	$3,400,000	$3,400,000
Other	675,000	675,000

	4,075,000	4,075,000

Accumulated amortization:
Customer lists	1,448,778	1,108,778
Other	675,000	661,805

	2,123,778	1,770,583

Net intangible assets subject to amortization	1,951,222	2,304,417
Indefinite lived intangible assets :
Goodwill	18,527,547	18,527,547
Trademarks	36,768,103	36,568,456

	55,295,650	55,096,003

Total	$57,246,872	$57,400,420

Amortization expense relating to intangibles was $0.4 million for each of the years ended December 31, 2009, 2008 and 2007.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2009, consist of interest rate swaps (Note 7), for which the lowest level of input significant to their fair value measurement is Level 2. As of December 31, 2009, the fair value of the interest rate swap liabilities totaled $60.0 million, of which $41.5 million are designated and qualify as hedges and the remaining $18.5 million do not qualify as hedges. These amounts, net of taxes, are recorded as other long term liabilities in our consolidated balance sheets. In connection with a non-qualified deferred compensation plan, we use a Rabbi Trust to fund obligations of the plan. The market value of the trust assets as of December 31, 2009 and 2008 was $4.0 million and $3.5 million respectively, as determined using Level 1 inputs, and is included in other assets, net and the liability to plan participants is included in other liabilities in our consolidated balance sheets.

The fair values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate the carrying amounts due to their short maturities. The fair value of our long-term debt instruments are estimated based on quoted market prices, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for comparable debt instruments. The estimated fair values of our significant long-term debt, including the current portions, are as follows:

	December 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
11 5/8% Senior Notes due December 2015	$400,168,809	$424,178,938	$—	$—
9.5% Senior Notes due December 2014	735,000	665,175	395,662,000	367,965,660
7.5% Senior Notes due December 2014	783,000	588,973	4,338,000	3,261,482
Libor + 2.0% First Lien Term Loan due June 2014	325,495,365	225,202,106	249,515,152	72,359,394
Libor + 3.25% Second Lien Term Loan due November 2014	131,817,628	53,386,139	165,000,000	17,325,000
Libor + 6.0% Term Loan due November 2013	153,014,556	154,735,970	30,015,514	30,015,514
Libor + 2.0% Revolving credit facility due June 2013	44,755,040	30,964,893	8,000,000	2,320,000
Libor + 2.0% Revolving credit facility due November 2013	24,000,000	24,270,000	4,182,803	4,182,803
7.0% Seller note due November 2014	4,000,000	4,033,937	4,000,000	2,899,151
9.39% non-recourse note payable due May 2010	10,170,682	10,471,319	10,411,034	10,403,241

	$1,094,940,080	$928,497,450	$871,124,503	$510,732,245

GAAP requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability and measured at its fair value. These

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidelines also require that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for fair value or cash flow accounting treatment. We utilize interest rate swap agreements to manage our exposure to interest rate risk. During 2007, we entered into additional interest rate swap agreements, some of which qualify as cash flow hedges. As such, any changes in the fair value of these hedges that are considered highly effective, are recognized in other comprehensive income (loss). The remaining swaps have not been designated as hedges. See Note 7 for a detailed discussion of our hedging activities.

Cash Equivalents and Restricted Cash

We consider investments with a maturity of three months or less when purchased to be cash equivalents. We maintain balances at financial institutions which may exceed Federal Deposit Insurance Corporation limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant risks on our cash or other investments in bank accounts. As described in Note 7, certain cash balances at December 31, 2009 are restricted.

Income Taxes

We follow the liability method of accounting for income taxes in accordance with GAAP. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

Effective January 1, 2007, we adopted FASB accounting guidance which clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The guidance prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 10 for additional information.

Earnings Per Share

We include our unvested participating securities in determining weighted-average common shares outstanding in the calculation of basic earnings per common share.

Share-based Compensation

We record compensation expense for all stock option awards granted based on the grant date fair value.

Redeemable Noncontrolling Interest

We have accreted the adjustments to the fair value of our redeemable noncontrolling interest through the earliest date of redemption. As described in Note 11, we have a noncontrolling interest that includes a redemption provision that is not solely within our control, commonly referred to as redeemable noncontrolling interest. Accounting guidance requires that noncontrolling interests that are redeemable at the option of the holder be recorded outside of permanent equity at fair value, and the redeemable noncontrolling interests should be adjusted to their fair value at each balance sheet date through retained earnings.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In December 2007, the FASB issued new accounting guidance on business combinations which expands the use of the acquisition method of accounting used in business combinations to all transactions and other events in which one entity obtains control over one or more other businesses or assets. This new accounting guidance requires measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any non-controlling interest. Additionally, the guidance requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. This new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations in the future.

In December 2007, the FASB issued new accounting guidance on non-controlling interests in consolidated financial statements. This new guidance applies to the accounting for non-controlling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We adopted the new accounting guidance on January 1, 2009.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the calculation of basic earnings per common share. We applied the provisions of the new accounting guidance beginning on January 1, 2009, and have calculated and presented basic earnings per common share on this basis for all periods presented. The impact of the inclusion of participating securities in the calculation of basic earnings per common share for prior periods was not material.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. This new accounting guidance was effective for our reporting periods beginning with our June 30, 2009 interim financial statements. The new accounting guidance expanded the previous disclosure requirements about how an entity reports on fair value to be included in the summarized, interim financial statements. This new accounting guidance did not impact our consolidated financial position, cash flows or results of operations, and we have included the required disclosures within these December 31, 2009 financial statements.

In April 2009, the FASB issued new accounting guidance on the recognition and presentation of other-than temporary impairments, which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements. As we currently do not own any debt or equity securities, this new accounting guidance did not impact our financial position, cash flows or results of operations.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. HURRICANE IKE

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. The Kemah and Galveston properties had been a significant driver of our overall performance in 2008. The damage to the Kemah and Galveston properties may adversely affect both our business and near and long-term prospects. Widespread power outages led to the closure of 31 Houston area restaurants until power was restored. All Houston, Galveston and Kemah restaurants have reopened. The difference between impairments arising from Hurricane Ike damage and the associated insurance proceeds was not material. During the year ended December 31, 2009, the difference between these recorded impairments and the associated insurance proceeds resulted in the recognition of a $4.9 million gain.

We also maintain business interruption insurance coverage and recorded approximately $0.2 and $7.3 million in recoveries related to lost profits at our affected locations in Galveston and the Kemah Boardwalk during the years ended December 31, 2009 and 2008, respectively. This amount was recorded as revenue in our consolidated financial statements.

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

We recorded pre-tax impairment charges of $10.3 million and $9.9 million for the years ended December 31, 2008 and 2007, respectively, to write down carrying values of property and equipment pertaining to the remaining stores included in our disposal plan based on the expected net sales proceeds determined through analysis of the respective markets or sales contracts. No impairment charge was recorded for the year ended December 31, 2009. We expect to sell the land and improvements belonging to these remaining restaurants, or abandon those locations, within the next 12 months.

In connection with the disposal plan, we recorded pre-tax charges of $4.2 million for the year ended December 31, 2008, for lease termination and other store closure costs. These charges are included in discontinued operations.

The results of discontinued operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007
Revenues	$—	$10,870,296	$22,796,338
Income (loss) from discontinued operations before income taxes	(330,073)	(16,419,382)	(14,809,635)
Income tax (benefit) on discontinued operations	(124,107)	(5,850,315)	(5,183,372)

Net income (loss) from discontinued operations	$(205,966)	$(10,569,067)	$(9,626,263)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense is allocated to discontinued operations based on the ratio of net assets to be discontinued to consolidated net assets. For the year ended December 31, 2007 interest expense related to discontinued operations was $0.1 million. For the years ended December 31, 2008 and 2009, no interest expense was allocated to discontinued operations.

The assets and liabilities of the discontinued operations are presented separately in the consolidated balance sheets and consist of the following:

	Year Ended December 31,
	2009	2008
Assets:
Current assets	$170	$4,638
Property and equipment, net	2,958,693	2,963,303
Other assets	1,651	5,652

Assets related to discontinued operations	$2,960,514	$2,973,593

Liabilities:
Accounts payable and accrued expenses	$2,850,225	$4,868,199
Other liabilities	—	281,166

Liabilities related to discontinued operations	$2,850,225	$5,149,365

4. NONCONTROLLING INTEREST AND REDEEMABLE NONCONTROLLING INTEREST

On February 24, 2006, we acquired 80% of T-Rex Cafe, Inc. from Schussler Creative, Inc. (SCI). The agreement with SCI provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us at a calculated amount as determined in the agreement no earlier than January 2010. During the first quarter of 2009, we determined that the redemption was probable and began accreting to the expected redemption value on the expected redemption date. We are recording the estimated amount as an increase to noncontrolling interest in temporary equity and a decrease to retained earnings in our consolidated balance sheets as of December 31, 2009.

T-Rex, through a wholly-owned subsidiary, on February 24, 2006, signed two lease agreements with Walt Disney World Hospitality and Recreation Corporation, one for T-Rex at Downtown Disney World, which opened in October 2008, and the other for Yak and Yeti, an Asian themed eatery at Disney’s Animal Kingdom Theme Park that opened in November 2007.

We present the noncontrolling interest in an additional restaurant as a separate component of equity.

5. PROPERTY AND EQUIPMENT AND OTHER CURRENT ASSETS

Property and equipment is comprised of the following:

	December 31,
	2009	2008
Land	$258,323,523	$262,616,115
Buildings and improvements	703,256,348	545,809,802
Furniture, fixtures and equipment	374,022,496	329,968,031
Leasehold improvements	433,060,051	424,143,044
Construction in progress	3,748,932	64,644,003

	1,772,411,350	1,627,180,995
Less—accumulated depreciation	(438,076,713)	(367,994,532)

Property and equipment, net	$1,334,334,637	$1,259,186,463

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

During the year ended December 31, 2009, we recorded impairment charges of $2.9 million to impair the leasehold improvements and equipment of several underperforming restaurants. During the year ended December 31, 2008, we recorded impairment charges of $3.2 million to impair the leasehold improvements and equipment of three underperforming restaurants. We took no impairment charges in the year ended December 31, 2007.

Other current assets are comprised of the following:

	December 31,
	2009	2008
Prepaid expenses	$7,479,508	$5,902,659
Assets held for sale	747,069	—
Deposits	5,138,180	3,199,370

	$13,364,757	$9,102,029

Other income, net for 2009 was $15.4 million and includes a $19.4 million gain related to the acquisition of a portion of our outstanding debt and a $1.2 million gain associated with the change in fair value of swaps not designated as hedges, offset by approximately $5.0 million in expenses related to call premiums and refinancing costs. Other expense, net for 2008 was $17.0 million and includes $14.3 million in non-cash expenses associated with the change in fair value of swaps which were not designated as hedges. Other expense, net for 2007 was $17.1 million and includes $3.0 million in expenses associated with exchanging the 7.5% Notes for 9.5% Notes, $8.8 million in call premiums and expenses associated with refinancing the Golden Nugget debt, and $4.4 million in expenses associated with changes in the fair value of swaps which were not designated as hedges.

6. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	Year Ended December 31,
	2009	2008
Payroll and related costs	$22,120,315	$22,345,794
Rent and insurance	28,605,202	29,384,290
Taxes, other than payroll and income taxes	19,717,328	20,214,428
Deferred revenue	17,537,349	25,091,978
Accrued interest	7,268,622	2,612,258
Casino deposits, outstanding chips and other gaming	10,120,470	10,237,310
Other	16,906,672	24,430,271

	$122,275,958	$134,316,329

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. DEBT

On November 30, 2009, we completed the offering of $406.5 million in aggregate principal amount of 11 5/8% senior secured notes due 2015 (the New Notes). The gross proceeds from the offering and sale of the New Notes were $400.1 million. The New Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all assets of Landry’s and the Guarantors. The New Notes were issued pursuant to an indenture, dated as of November 30, 2009 (Indenture), among Landry’s, the Guarantors and Deutsche Bank Trust Company Americas, as Trustee and as Collateral Agent. Subsequent to the closing, Wilmington Trust became Trustee.

In addition to the Indenture, Landry’s and the Guarantors entered into a registration rights agreement, dated as of November 30, 2009 (Registration Rights Agreement). Under the Registration Rights Agreement, Landry’s and the Guarantors have agreed to use their best efforts to file and cause to become effective a registration statement with respect to an offer to exchange the New Notes for notes registered under the Securities Act of 1933, as amended (the Securities Act), having substantially identical terms as the New Notes (except that additional interest provisions and transfer restrictions pertaining to the New Notes will be deleted). If we fail to cause the registration statement relating to the exchange offer to become effective within the time periods specified in the Registration Rights Agreement, we will be required to pay liquidated damages on the New Notes until the registration statement is declared effective.

On November 30, 2009, we also amended and restated our Credit Agreement to allow us to borrow $235.6 million (the Amended Credit Facility). The Amended Credit Facility provides for a term loan of $160.6 million and a revolving credit line of $75.0 million. The obligations under the Amended Credit Facility are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all assets of Landry’s and the Guarantors.

Interest on the Amended Credit Facility accrues at a base rate (which is the greater of 4.0%, the Federal Funds Rate plus .50% or Wells Fargo’s prime rate) plus a credit spread of 5.0%, or at our option, at the Eurodollar base rate but no less than 2.0%, plus a credit spread of 6.0%, and matures on November 30, 2013.

The Amended Credit Facility contains covenants that limit our ability and the Guarantors to, among other things, incur or guarantee additional indebtedness; create liens; make capital expenditures; pay dividends on or repurchase stock; make certain types of investments; sell assets or merge with other companies. The Amended Credit Facility contains financial covenants, including a maximum leverage ratio, a maximum senior leverage ratio, and a minimum fixed charge coverage ratio.

Proceeds from the New Notes and the Amended Credit Facility were used to repay all of our outstanding 14.0% Senior Secured Notes due 2011, pay fees and expenses and provide approximately $73.0 million in restricted cash available to complete a proposed merger of an affiliate of Tilman Fertitta and us. In connection with the repayment of the 14.0% Senior Secured Notes, we expensed $35.6 million in interest expense, primarily associated with early recognition of unamortized discount and deferred loan costs.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We subsequently funded an additional $135.0 million under the commitment by entering into a $215.6 million Amended and Restated Credit Agreement dated as of February 13, 2009 (the Credit Agreement) which included the $81.0 million interim senior secured credit facility. The Credit Agreement provided for a term loan of $165.6 million, which included the $31.0 million term loan, and the revolving credit line of $50.0 million that was previously funded. The obligations under the Credit Agreement were unconditionally guaranteed by the Guarantors and were secured by a first lien position on substantially all of our assets.

On February 13, 2009, we completed an offering of $295.5 million in aggregate principal amount of 14.0% Senior Secured Notes due 2011 (Series A Notes). The gross proceeds from the offering and sale of the Series A Notes were $260.0 million. The Series A Notes were unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and were secured by a second lien position on substantially all of our and the Guarantors’ assets. The Series A Notes were issued pursuant to an indenture, dated as of February 13, 2009 (Indenture), among us, the Guarantors and Deutsche Bank Trust Company America, as Trustee and as Collateral Agent. On July 10, 2009, we and the Guarantors filed a registration statement with respect to an offer to exchange the Series A Notes for notes registered under the Securities Act, having substantially identical terms as the Series A Notes.

On August 14, 2009, we completed our offer to exchange $295.5 million in aggregate principal amount of 14.0% Senior Secured Notes due 2011 (Series B Notes), that have been registered under the Securities Act, for the Series A Notes. An aggregated principal amount of $260.5 million of Series A Notes were exchanged for Series B Notes pursuant to the offer and an aggregate principal amount of $27.0 million Series A Notes were exchanged for Series B Notes pursuant to private exchange. The total principal amount of notes exchanged was $287.5 million.

We used the proceeds from the Notes offering, together with borrowings under the Credit Agreement to refinance our previous $395.7 million aggregate principal amount of 9.5% senior notes due 2014 (the “9.5% Notes”) and $4.3 million aggregate principal amount of 7.5% senior notes due 2014 (the “7.5% Notes” and, together with the 9.5% Notes, the “Previous Notes”). As of December 31, 2009, $0.8 million of our 7.5% Notes and $0.7 million of our 9.5% Notes remained outstanding. In addition, we paid a redemption premium of approximately $4.0 million in connection with the repurchase of the Previous Notes.

In connection with the refinancing of our Previous Notes, on December 23, 2008, we commenced separate cash tender offers (each a “tender offer” and together, the “tender offers”) to purchase any and all of our outstanding 9.5% Notes and 7.5% Notes for a purchase price of 101% of the principal amount thereof. In conjunction with the tender offers, we solicited consents of at least a majority of the aggregate principal amount of each of the outstanding 9.5% Notes and 7.5% Notes to certain proposed amendments to each of the indentures governing the 9.5% Notes and 7.5% Notes to eliminate most of the restrictive covenants and certain events of default and to amend certain other provisions contained in the indentures and notes related thereto. We executed supplemental indentures with U.S. Bank National Association, as trustee, to effectuate the proposed amendments to the indentures governing the Existing Notes, which became operative upon the consummation of the Notes offering.

With respect to any Previous Notes that were not tendered, we may, at our option, either (i) pay such Previous Notes in accordance with their terms through maturity, (ii) repurchase any 9.5% Notes if the holders exercise their option to require us to do so, at 101% of the principal amount plus accrued but unpaid interest, if any, through the payment date or (iii) defease any or all of the remaining Previous Notes.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 17, 2010, the Golden Nugget, Inc., a wholly owned, unrestricted subsidiary of ours, entered into Amendment No. 2 and Waiver to the First Lien Credit Agreement (First Lien Second Amendment) by and among Golden Nugget, Inc., Wachovia Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Bank and Issuing Bank, and each of the Lender parties thereto, dated June 14, 2007.

The First Lien Second Amendment replaced the existing first lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum capital expenditure (CAPEX) covenants. In addition, consenting First Lien lenders received a consent fee of 0.5% and all First Lien lenders will receive a 0.5% annual consent fee on outstanding commitments through maturity. First Lien Lenders will also receive additional interest in an amount equal to 1.00% per annum on unpaid Advances in the form of “PIK” interest, or at the option of Golden Nugget, cash. The First Lien Second Amendment precludes dividends or other restricted payments, limits incurring additional debt, making investments and other cash distributions from the Golden Nugget, increases the excess cash flow sweep to 75% from 50% if certain liquidity levels are reached and requires additional reporting of financial performance including cash flow reports. Certain potential defaults under the existing First Lien Credit Agreement were waived.

Concurrently with the First Lien Second Amendment, the Golden Nugget entered into Amendment No. 2 and Waiver to the Second Lien Credit Agreement (Second Lien Second Amendment) by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions parties thereto, dated June 14, 2007. The Second Lien Second Amendment replaced the existing second lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum CAPEX covenants and waived certain potential defaults under the existing Second Lien Credit Agreement. The Second Lien Second Amendment advances the maturity date on the second lien facility from December 31, 2014 to November 2, 2014. The maturity date on the existing $4.0 million Seller note was extended to November 2, 2014 from November 2, 2010.

In connection with the Amendments, affiliates of the Golden Nugget will provide $50.0 million in additional funds to the Golden Nugget in return for non-interest bearing subordinated notes. $20.0 million of these funds was used for operating liquidity and to pay fees and expenses associated with the amendments. $30.0 million was available to purchase second lien indebtedness at 40% of face value. At closing, approximately $62.8 million of second lien indebtedness was acquired and retired. The remaining balance of the $30.0 million not used to purchase second lien debt by December 31, 2010, if any, will be used to purchase first lien debt at par value. All such purchased debt shall be immediately retired. The Golden Nugget may also incur up to an additional $8.0 million in affiliate subordinated debt during the remaining term of the First Lien Credit Agreement to meet liquidity requirements.

On September 25, 2009, an unrestricted subsidiary of Landry’s completed the acquisition of $33.2 million face amount of Golden Nugget second lien term loan debt through a dutch tender and open market purchases at a weighted average cost approximating 41% of face value. In connection with the debt purchases, the unrestricted subsidiary agreed to forgive the face amount of the debt acquired and accordingly, a $19.4 million gain was recognized in other income, net.

In June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc., completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financing spread of 2.0% and 0.75%, respectively, at December 31, 2009. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on November 2, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at December 31, 2009. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedges. These swaps mirror the terms of the underlying debt and reset using the same index and terms. On September 25, 2009, an unrestricted subsidiary of Landry’s repurchased an aggregate $33.2 million face amount of second lien term loan debt, and as such, a proportional share of the second lien swaps were no longer an effective cash flow hedge. Accordingly, a $4.2 million non-cash expense associated with these swaps was recorded as other expense for the year ended December 31, 2009. At December 31, 2009, the remaining swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in Accumulated other comprehensive loss at December 31, 2009 and December 31, 2008 are unrealized losses, net of income taxes, totaling $27.0 million and $44.3 million, respectively, related to these hedges. The impact of these interest rate swaps was an increase to interest expense of $24.1 million, $10.3 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash gain of approximately $5.4 million was recorded for the year ended December 31, 2009 and a non-cash expense of approximately $14.3 million and $5.4 million for the years ended December 31, 2008 and 2007, respectively.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge and financial leverage ratios, limitations on capital expenditures, and other restricted payments as defined in the agreements. In addition, the Golden Nugget debt agreement requires a parent contribution if the leverage ratio, as defined, falls below a predetermined level through December 31, 2009. The contribution is required to be made within 10 days of reporting the Golden Nugget quarterly results to the lenders. As a result of reduced operating results combined with additional borrowings for construction of the new tower, Landry’s contributed approximately $25.0 million in cash to the Golden Nugget in 2009. As of December 31, 2009, we were in

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compliance with all such covenants and the restaurant group had approximately $17.0 million in letters of credit outstanding and available borrowing capacity of $34.0 while the Golden Nugget had approximately $2.0 million in letters of credit outstanding, and available borrowing capacity of less than $1.0 million.

As a primary result of the extraordinary disruption to the credit markets in 2009, our 2009 financing carried substantially higher interest rates and original issue discount than the previous debt instruments. In addition, the Golden Nugget Amendments increase its cash interest rate by 0.5% annually and its total interest rate by 1.5% annually on all first lien debt. These higher interest rates, combined with additional borrowing to provide liquidity and pay fees and expenses for the financing as well as to complete the hotel tower at the Golden Nugget, resulted in substantially higher interest expense in 2009. We expect to continue to incur high interest expense over at least the next few years.

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

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At December 31, 2009, we were in compliance with all such covenants. As of December 31, 2009, our average interest rate on floating-rate debt was 7.1%, we had approximately $19.0 million in letters of credit outstanding, and our available borrowing capacity was $34.2 million.

Principal payments for all long-term debt aggregate $30.2 million in 2010, $19.3 million in 2011, $19.3 million in 2012, $180.6 million in 2013, $449.0 million in 2014 and $406.5 million thereafter.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt is comprised of the following:

	December 31,
	2009	2008
$406.5 million Senior Notes, 11 5 /8% interest only, due December 2015	$400,168,809	$—
$75.0 million revolving credit facility, Libor + 6.0% (floor 2%), due November 2013	24,000,000	4,182,803
$160.6 million Term loan, Libor + 6% (floor 2%) and $4.0 million principal paid quarterly beginning June 30, 2009, due November 2013	153,014,556	30,015,514
Senior Notes, 9.5% interest only, due December 2014	735,000	395,662,000
Senior Notes, 7.5% interest only, due December 2014	783,000	4,338,000
$47.0 million revolving credit facility, Libor + 2.0%, due June 2013	44,755,040	8,000,000
$330.0 million First Lien Term Loan, Libor +2.0%, 1% of principal paid quarterly beginning September 30, 2009, due June 2014	325,495,365	249,515,152
$165.0 million Second Lien Term Loan, Libor +3.25%, interest only, due November 2014	131,817,628	165,000,000
Non-recourse note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,170,682	10,411,034
Other long-term notes payable with various interest rates, principal and interest paid monthly	—	3,832
$4.0 million seller note, 7.0%, interest paid monthly, due November 2014	4,000,000	4,000,000

Total debt	1,094,940,080	871,128,335
Less current portion	(30,181,424)	(8,752,906)

Long-term portion	$1,064,758,656	$862,375,429

8. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

In connection with our stock buy back programs, we repurchased into treasury approximately 4,000 shares, 3,300 shares and 6,317,000 shares of common stock for approximately $48,000, $43,000 and $181.9 million in 2009, 2008 and 2007, respectively. Cumulative repurchases as of December 31, 2009 were 24.0 million shares at a cost of approximately $472.4 million.

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

Basic earnings per share is computed by dividing net income (loss) attributable to Landry’s by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.

In June 2008, the FASB issued new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities. In accordance with this new accounting guidance, unvested equity-based awards that contain non-forfeitable rights to dividends are considered to participate with

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Year Ended December 31,
	2009	2008	2007
Amounts available to Landry’s common stockholders:
Income (loss) from continuing operations	$(16,023,863)	$13,477,254	$27,738,057
Income (loss) from discontinued operations, net of taxes	(205,966)	(10,569,067)	(9,626,263)

Net income (loss)	$(16,229,829)	$2,908,187	$18,111,794

Weighted average common shares outstanding—basic	16,150,000	16,140,000	19,735,000
Dilutive common stock equivalents:
Stock options	—	205,000	500,000

Weighted average common and common share equivalents outstanding—diluted	16,150,000	16,345,000	20,235,000

Earnings (loss) per share—basic
Income (loss) from continuing operations	$(0.99)	$0.84	$1.41
Income (loss) from discontinued operations, net of taxes	(0.01)	(0.66)	(0.49)

Net income (loss)	$(1.00)	$0.18	$0.92

Earnings (loss) per share—diluted
Income (loss) from continuing operations	$(0.99)	$0.82	$1.37
Income (loss) from discontinued operations, net of taxes	(0.01)	(0.64)	(0.47)

Net income (loss)	$(1.00)	$0.18	$0.90

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

For the years ended December 31, 2009, 2008 and 2007, total stock-based compensation expense recognized was $3.5 million, $4.1 million and $4.8 million, respectively. These charges are included in general and administrative expense for the respective years. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

Stock option plan activity for the year ended December 31, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding January 1, 2009	1,255,404	$17.92
Granted	—	$—
Exercised	(98,816)	$15.40
Canceled or expired	(19,685)	$16.53

Options outstanding December 31, 2009	1,136,903	$18.16	2.6	$6,131,035

Options exercisable December 31, 2009	1,131,003	$18.18	2.5	$6,096,440

No options were granted during 2009, 2008 or 2007. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $472,120, $21,688 and $4.2 million, respectively.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock activity for the year ended December 31, 2009 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2009	842,324	$28.86
Granted	3,000	$9.00
Vested	(28,761)	$33.16
Canceled or expired	(2,140)	$35.00

Non-vested as of December 31, 2009	814,423	$28.76

As of December 31, 2009, there was $12.1 million of unrecognized compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 4.3 years.

Cash proceeds received from options exercised was approximately $1.5 million for the year ended December 31, 2009, $21,000 for the year ended December 31, 2008 and $2.7 million for the year ended December 31, 2007.

10. INCOME TAXES

An analysis of the provision for income taxes for continuing operations for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
Tax provision (benefit):
Current income taxes	$(15,470,934)	$10,703,124	$13,139,455
Deferred income taxes	5,682,112	(3,476,550)	1,098,495

Total provision (benefit)	$(9,788,822)	$7,226,574	$14,237,950

Our effective tax rate, for the years ended December 31, 2009, 2008, and 2007, differs from the federal statutory rate as follows:

	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
FICA tax credit	27.0	(22.0)	(14.8)
State income tax, net of federal tax benefit	9.1	9.4	7.0
Recognition of tax carryforward assets and other tax attributes	0.1	(1.0)	—
Meals, entertainment and other non-deductible expense	(10.0)	11.5	6.1
Other	(3.9)	1.6	1.0

	57.3%	34.5%	34.3%

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities as of December 31, 2009 and 2008 are comprised of the following:

	2009	2008
Deferred Income Taxes:
Current assets—accruals and other	$15,658,000	$28,001,000

Non-current assets:
AMT credit, FICA credit carryforwards, and other	$79,366,000	$62,500,000
Federal net operating loss carryforwards	20,379,000	20,379,000
Deferred rent and unfavorable leases	4,574,000	5,240,000
Valuation allowance for NOL and credit carryforwards	(11,976,000)	(5,708,000)

Non-current deferred tax asset	92,343,000	82,411,000
Non-current liabilities—property and other	(76,871,000)	(64,260,000)

Net non-current tax asset (liability)	$15,472,000	$18,151,000

Total net deferred tax asset (liability)	$31,130,000	$46,152,000

At December 31, 2009 and 2008, we had net operating loss carryovers for Federal Income Tax purposes of $54.7 million, which expire in 2019 through 2029. The net operating loss carryovers, credits, and certain other deductible temporary differences, are related to the acquisitions of Rainforest Cafe and Saltgrass Steak House. Their utilization is subject to Section 382 limits. Because of these limitations, we established a valuation allowance against a portion of these deferred tax assets to the extent it was more likely than not that these tax benefits will not be realized. In 2009, there was an increase of the state deferred tax asset of $6.7 million, and an increase in the state valuation allowance and deferred tax liabilities aggregating $6.3 million for the projected state NOL utilization.

At December 31, 2009, we have general business tax credit carryovers and minimum tax credit carryovers of $49.9 million. The general business carryover includes $1.5 million from Saltgrass Steak House, which is fully reserved. The general business credit carryovers expire in 2025 through 2029, while the minimum tax credit carryovers have no expiration date. We believe it is more likely than not that we will generate sufficient income in future years to utilize these credits.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state and local income tax matters have been concluded for years through 2004.

As of December 31, 2009, we had approximately $15.1 million of unrecognized tax benefits, including $2.4 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at beginning of the year	$15,674,259	$14,062,885
Additions based on tax positions related to the current year	911,028	1,495,469
Additions for tax positions of prior years	1,169,649	2,609,533
Reductions for tax positions of prior years	(2,505,553)	(1,526,296)
Settlements	(183,261)	(967,332)

Balance at the end of the year	$15,066,122	$15,674,259

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2009, we increased interest and/or penalties by $0.1 million. We had approximately $2.4 million and $2.3 million accrued for the payment of interest and/or penalties at December 31, 2009 and 2008, respectively. We also settled certain open tax years with various taxing jurisdictions during 2009 and 2008.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, we pay taxes, insurance and maintenance costs in addition to the rent payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $47.6 million, $60.5 million and $54.4 million, during the years ended December 31, 2009, 2008, and 2007, respectively. Percentage rent included in rent expense was $14.9 million, $15.1 million and $15.4 million, for 2009, 2008 and 2007, respectively. In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future defaults under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $60.7 million at December 31, 2009. We have recorded a liability of $2.6 million with respect to these obligations, where it is probable that we will make future cash payments. We believe the remaining obligations will be met by the third party.

In 2004, we entered into an aggregate $25.5 million equipment operating lease agreement replacing two existing agreements and including additional equipment. The lease expires in 2014. We guarantee a minimum residual value related to the equipment of approximately 66% of the total amount funded under the agreement. We may purchase the leased equipment throughout the lease term for an amount equal to the unamortized lease balance. In 2006 and 2009, we sold equipment reducing the aggregate amount outstanding by $7.2 million. We believe that the remaining equipments’ fair value is sufficient such that no amounts will be due under the residual value guarantee.

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

The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 2009 are as follows:

2010	$36,874,069
2011	31,442,659
2012	27,987,069
2013	23,548,773
2014	21,391,251
Thereafter	178,973,614

$320,217,435

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Building Commitments

As of December 31, 2009, we had future development, land purchases and construction commitments expected to be expended within the next twelve months of approximately $3.4 million, including completion of construction of certain new restaurants.

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

Employee Benefits and Other

We sponsor qualified defined contribution retirement plans (401(k) Plan) covering eligible salaried employees. The 401(k) Plans allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 100% of their base compensation as defined in the 401(k) Plans, to various investment funds. We match in cash at a discretionary rate which totaled $0.2 million in 2009 and $0.8 million in 2007. Employee contributions vest immediately while our contributions vest 20% annually beginning in the participant’s second year of eligibility for restaurant and hospitality employees and in the participant’s first year of eligibility for casino employees.

We also initiated non-qualified defined contribution retirement plans (the Plans) covering certain management employees. The Plans allow eligible employees to defer receipt of their base compensation and of their eligible bonuses, as defined in the Plans. We match in cash at a discretionary rate which totaled $0.3 million in 2009 and $0.5 million in 2007. Employee contributions vest immediately while our contributions vest 20% annually. We established a Rabbi Trust to fund the Plan’s obligation for the restaurant and hospitality employees. The market value of the trust assets is included in other assets, and the liability to the Plans’ participants is included in other liabilities.

Our casino employees at the Golden Nugget in Las Vegas, Nevada that are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under our obligation to these plans we recorded expenses of $12.0 million, $14.3 million and $12.4 million for the years ended 2009, 2008 and 2007, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.

We manage and operate the Galveston Island Convention Center in Galveston, Texas. In connection with the Galveston Island Convention Center Management Contract (Contract), we agreed to fund operating losses, if any, subject to certain rights of reimbursement. Under the Contract, we have the right to one-half of any profits generated by the operation of the Convention Center.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation and Claims

On February 5, 2009, a purported class action and derivative lawsuit entitled Louisiana Municipal Police Employee’s Retirement System on behalf of itself and all other similarly situated shareholders of Landry’s Restaurant’s, Inc. and derivatively on behalf of nominal defendant Landry’s Restaurant’s, Inc. was brought against all members of our Board of Directors, Fertitta Holdings, Inc., and Fertitta Acquisition Co. in the Court at Chancery of the State of Delaware. The lawsuit alleges, among other things, a breach of a fiduciary duty by the directors for renegotiating the 2008 merger agreement with the Fertitta entities, allowing Mr. Fertitta to acquire shares of stock in the Company and gain majority control thereof, and terminating the 2008 merger agreement without requiring payment of the reverse termination fee. The suit seeks consummation of the merger buyout at $21.00 a share or damages representing the difference between $21.00 per share and the price at which class members sold their stock in the open market, or damages for allowing Mr. Fertitta to acquire control of the Company without paying a control premium, or alternatively requiring payment of the reverse termination fee or damages for the devaluation of the Company’s stock. We intend to contest this matter vigorously.

On January 29, 2010, plaintiff in the foregoing action filed an amended complaint also naming Fertitta Group, Inc. and Fertitta Merger Co. as defendants and has further alleged that Mr. Fertitta’s latest proposal to acquire all of our outstanding stock on November 3, 2009 was unfair and that defendants breached their fiduciary duties in entering into a 2009 merger agreement at $14.75. Also, the amended complaint alleges that the Board approved an excessive golden parachute for Mr. Fertitta (albeit over seven (7) years ago) and requests that the Court invalidate same. In addition, plaintiff asserts that there has been inadequate disclosure in our preliminary proxy statement filed with the SEC in connection with the $14.75 merger transaction. In connection with the amended complaint, plaintiff also seeks an injunction of the $14.75 transaction unless curative disclosures are made, appointment of a Trustee to conduct a sale of us to maximize shareholder value, and the imposition of a constructive trust on shares acquired by Mr. Fertitta after June 2008 to be voted in favor of a transaction that provides the highest offer to our shareholders. We believe that the new claims assented in the amended complaint are also without merit and intend to vigorously contest them as well.

Following Mr. Fertitta’s latest proposal to acquire all of our outstanding stock on November 3, 2009, the class action lawsuit styled Frederic Goldfein, Individually and on behalf of all others similarly situated v. Landry’s restaurants, Inc., et al. was filed in the District Court of Harris County, 164th Judicial District. We are named in the Petition as a defendant along with all of our directors. Plaintiff has alleged that in connection with the proposed merger transaction, defendants have violated their fiduciary duties, duties of loyalty and good faith and fair dealing and have placed an artificial lid on the price of our stock by announcing a transaction at an inadequate price. Plaintiff seeks to enjoin the transaction until we adopt procedures and a process to obtain the highest price for shareholders, or alternatively to rescind the transaction. We believe this action is without merit and intend to vigorously contest this matter.

Ralph Biancalana, Individually and on behalf of all others similarly situated v. Tilman J. Fertitta, et al., a putative class action, was filed on November 10, 2009 in the District Court of Harris County, Texas, 165th Judicial District, following Mr. Fertitta’s latest proposal to acquire all of our outstanding stock. We are named in the Petition as a defendant along with all of our directors. Plaintiff has alleged, among other things, that in connection with the proposed merger transaction, our directors have knowingly and recklessly violated their fiduciary duty of care, have violated their fiduciary duties of loyalty, good faith, candor and independence, and that the transaction contains an inadequate and unfair price. Plaintiff also alleged that we aided and abetted our directors’ alleged breach of fiduciary duty. Plaintiff seeks to enjoin the transaction and the payment of a termination fee to Mr. Fertitta. Plaintiff also requests declarations from the Court that the termination fee is unfair, and that our directors have breached their fiduciary duties to our shareholders. Plaintiff seeds recovery of attorneys fees and costs. We believe this action is without merit and intend to vigorously contest this matter.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 17, 2009, Robert Caryer filed a class action petition in the District Court of Harris County, 125th Judicial District. The lawsuit is styled Robert Caryer, individually and on behalf of all other similarly situated v. Landry’s Restaurants, Inc., Tilman J. Fertitta, Steve L. Scheinthal, Kenneth Brimmer, Michael S. Chadwick, Joe Max Taylor and Richard H. Liem. Plaintiff has alleged that in connection with the proposed merger transaction, defendants have violated their fiduciary duties, duties of loyalty and good faith and fair dealing and have placed an artificial lid on the price of our stock by announcing a transaction at an inadequate price. Plaintiff seeks to enjoin the transaction until we adopt procedures and a process to obtain the highest price for shareholders, or alternatively to rescind the transaction. We believe this action is without merit and intend to vigorously contest this matter.

On January 15, 2010, the Goldfein, Biancalana and Caryer actions were consolidated by Court order. Plaintiffs allege in the consolidated petition that in connection with the proposed merger transaction, defendants have violated their fiduciary duties, duties of loyalty and good faith and fair dealing and have placed an artificial lid on the price of our stock by announcing a transaction at an inadequate price. Plaintiffs seek to enjoin the transaction until we adopt procedures and a process to obtain the highest price for shareholders, or alternatively to rescind the transaction. We believe this action is without merit and intend to vigorously contest this matter.

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

Restaurant and Hospitality

Our restaurants operate primarily under the names of Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, Charley’s Crab and The Chart House. As of December 31, 2009, we owned and operated 174 full-service and limited-service restaurants in 27 states and Canada. We are also engaged in the ownership and operation of select hospitality and entertainment businesses that complement our restaurant operations and provide our customers with unique dining, leisure and entertainment experiences.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the segments are the same as described in Note 1. We evaluate segment performance based on unit level profit, which excludes general and administrative expense, depreciation expense, net interest expense and other non-operating income or expense. Financial information by reportable business segment is as follows:

	Year Ended December 31,
	2009	2008	2007
Revenue:
Restaurant and Hospitality	$843,462,026	$890,605,419	$894,434,266
Gaming	216,772,435	253,283,415	265,933,986

	$1,060,234,461	$1,143,888,834	$1,160,368,252

Unit level profit:
Restaurant and Hospitality	$192,671,695	$181,199,795	$172,633,034
Gaming	43,491,725	62,823,144	63,957,058

	$236,163,420	$244,022,939	$236,590,092

Depreciation, amortization and impairment:
Restaurant and Hospitality	$52,982,078	$51,545,240	$47,279,754
Gaming	21,943,588	21,154,867	18,006,946

	$74,925,666	$72,700,107	$65,286,700

Segment assets:
Restaurant and Hospitality	$805,375,785	$720,728,486	$749,201,750
Gaming	703,718,596	601,475,227	564,686,113
Corporate and other (1)	190,973,436	193,120,377	189,094,666

	$1,700,067,817	$1,515,324,090	$1,502,982,529

Capital expenditures:
Restaurant and Hospitality	$44,868,804	$61,415,488	$75,701,394
Gaming	114,142,252	52,375,182	51,968,091
Corporate and other	1,688,683	2,288,121	2,869,469

	$160,699,739	$116,078,791	$130,538,954

Income (loss) before taxes:
Unit level profit	$236,163,420	$244,022,939	$236,590,092
Depreciation, amortization and impairment	74,925,666	72,700,107	65,286,700
General and administrative	49,279,435	51,294,426	55,755,985
Pre-opening expenses	1,095,008	2,266,004	3,476,951
Gain on insurance claims	(4,850,576)	—	—
Loss (gain) on disposal of assets	(2,098,132)	(58,580)	(18,918,088)
Interest expense, net	150,269,413	79,817,334	72,321,952
Other expenses (income)	(15,371,615)	17,034,705	17,119,676

Consolidated income (loss) from continuing operations before taxes	$(17,085,779)	$20,968,943	$41,546,916

(1)	Includes inter-segment eliminations

13. SUPPLEMENTAL GUARANTOR INFORMATION

In November 2009, we issued, in a private offering, $406.5 million of 11 5/8% Senior Secured Notes due in 2015 (see Note 7). These notes are fully and unconditionally and joint and severally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,074,225	$68,574,641	$(1,064,544)	$71,584,322
Restricted cash and cash equivalents	73,076,532	—	—	—	73,076,532
Accounts receivable—trade and other, net	17,268,549	8,097,176	3,365,219	—	28,730,944
Inventories	10,918,326	13,524,572	3,115,596	—	27,558,494
Deferred taxes	11,310,384	980,806	3,367,024	—	15,658,214
Assets related to discontinued operations	2,500,000	460,514	—	—	2,960,514
Other current assets	6,314,582	2,632,425	4,417,750	—	13,364,757

Total current assets	121,388,373	29,769,718	82,840,230	(1,064,544)	232,933,777

PROPERTY AND EQUIPMENT, net	8,471,808	646,800,684	679,062,145	—	1,334,334,637
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	2,079,922	8,468,181	28,171,222	—	38,719,325
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	800,537,568	(12,976,475)	(179,551,749)	(608,009,344)	—
OTHER ASSETS, net	45,907,510	1,951,878	27,693,143	—	75,552,531

Total assets	$978,385,181	$692,541,533	$638,214,991	$(609,073,888)	$1,700,067,817

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,055,261	$19,845,357	$24,484,023	$(1,064,544)	$64,320,097
Accrued liabilities	43,341,610	45,191,555	33,742,793	—	122,275,958
Income taxes payable		740,874	—	(740,874)	—
Current portion of long-term debt and other obligations	16,735,000	—	13,446,424	—	30,181,424
Liabilities related to discontinued operations	—	2,850,225	—	—	2,850,225

Total current liabilities	81,131,871	68,628,011	71,673,240	(1,805,418)	219,627,704

LONG-TERM NOTES, NET OF CURRENT PORTION	561,966,365	—	502,792,291	—	1,064,758,656
DEFERRED TAXES	—	1,862,190	—	(1,862,190)	—
OTHER LIABILITIES	23,414,072	19,140,020	61,254,493	—	103,808,585

Total liabilities	666,512,308	89,630,221	635,720,024	(3,667,608)	1,388,194,945

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interest	10,318,386	—	—	—	10,318,386
TOTAL EQUITY	301,554,487	602,911,312	2,494,967	(605,406,280)	301,554,486

Total liabilities and equity	$978,385,181	$692,541,533	$638,214,991	$(609,073,888)	$1,700,067,817

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,705,232	$46,595,810	$(1,234,237)	$51,066,805
Accounts receivable—trade and other, net	1,101,730	11,888,296	5,031,079	—	18,021,105
Inventories	9,704,247	13,308,701	3,148,144	—	26,161,092
Deferred taxes	23,786,393	1,107,582	3,107,292	—	28,001,267
Assets related to discontinued operations	2,509,248	464,345	—	—	2,973,593
Other current assets	2,482,520	2,348,473	4,271,036	—	9,102,029

Total current assets	39,584,138	34,822,629	62,153,361	(1,234,237)	135,325,891

PROPERTY AND EQUIPMENT, net	12,363,905	654,061,082	592,761,476	—	1,259,186,463
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	1,880,275	8,481,376	28,511,222	—	38,872,873
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	749,698,257	(75,427,069)	(148,991,957)	(525,279,231)	—
OTHER ASSETS, net	27,929,685	1,969,120	33,512,511	—	63,411,316

Total assets	$831,456,260	$642,434,685	$567,946,613	$(526,513,468)	$1,515,324,090

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,079,676	$20,756,949	$24,521,846	$—	$70,358,471
Accrued liabilities	48,074,063	50,450,283	37,026,220	(1,234,237)	134,316,329
Income taxes payable	2,784,703	—	—	—	2,784,703
Current portion of long-term debt and other obligations	7,503,833	—	1,249,073	—	8,752,906
Liabilities related to discontinued operations	—	5,149,365	—	—	5,149,365

Total current liabilities	83,442,275	76,356,597	62,797,139	(1,234,237)	221,361,774

LONG-TERM NOTES, NET OF CURRENT PORTION	426,698,317	—	435,677,112	—	862,375,429
DEFERRED TAXES	—	2,089,261	—	(2,089,261)	—
OTHER LIABILITIES	24,247,083	21,405,412	88,865,807	—	134,518,302

Total liabilities	534,387,675	99,851,270	587,340,058	(3,323,498)	1,218,255,505

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interest	1,591,480	—	—	—	1,591,480
TOTAL EQUITY	295,477,105	542,583,415	(19,393,445)	(523,189,970)	295,477,105

Total liabilities and equity	$831,456,260	$642,434,685	$567,946,613	$(526,513,468)	$1,515,324,090

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$3,089,010	$828,691,825	$14,885,826	$(3,204,635)	$843,462,026
Gaming:
Casino	—	—	133,648,248	—	133,648,248
Rooms	—	—	49,195,129	—	49,195,129
Food and beverage	—	—	43,813,962	—	43,813,962
Other	—	—	15,445,505	—	15,445,505
Promotional allowances	—	—	(25,330,409)	—	(25,330,409)

Net gaming revenue	—	—	216,772,435	—	216,772,435

Total revenue	3,089,010	828,691,825	231,658,261	(3,204,635)	1,060,234,461

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	203,595,209	1,978,011	—	205,573,220
Labor	—	240,900,375	3,394,561	—	244,294,936
Other operating expenses	(659,585)	199,737,188	5,049,207	(3,204,635)	200,922,175
Gaming:
Casino	—	—	70,839,003	—	70,839,003
Rooms	—	—	23,395,605	—	23,395,605
Food and beverage	—	—	24,987,034	—	24,987,034
Other	—	—	54,059,068	—	54,059,068
General and administrative expense	49,279,435	—	—	—	49,279,435
Depreciation and amortization	3,869,585	44,466,036	23,702,203	—	72,037,824
Asset impairment expense	—	2,280,258	607,584	—	2,887,842
Gain on insurance claims	—	(4,478,611)	(371,965)	—	(4,850,576)
Loss (gain) on disposal of assets	(98,188)	(516,580)	(1,483,364)	—	(2,098,132)
Pre-opening expenses	—	1,095,008	—	—	1,095,008

Total operating costs and expenses	52,391,247	687,078,883	206,156,947	(3,204,635)	942,422,442

OPERATING INCOME	(49,302,237)	141,612,942	25,501,314	—	117,812,019
OTHER EXPENSES (INCOME):
Interest expense, net	115,779,401	(140)	34,490,152	—	150,269,413
Other, net	4,254,566	(122)	(19,626,059)	—	(15,371,615)

Total other expense	120,033,967	(262)	14,864,093	—	134,897,798

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(169,336,204)	141,613,204	10,637,221	—	(17,085,779)
PROVISION (BENEFIT) FOR INCOME TAXES	(96,963,291)	81,079,341	6,095,128	—	(9,788,822)

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(72,372,913)	60,533,863	4,542,093	—	(7,296,957)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(205,966)	—	—	(205,966)

EQUITY IN EARNINGS OF SUBSIDIARIES	64,869,990	—	—	(64,869,990)	—

NET INCOME (LOSS)	(7,502,923)	60,327,897	4,542,093	(64,869,990)	(7,502,923)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,009,572	—	—	—	1,009,572

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	(8,512,495)	60,327,897	4,542,093	(64,869,990)	(8,512,495)
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST	7,717,334	—	—	—	7,717,334

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$(16,229,829)	$60,327,897	$4,542,093	$(64,869,990)	$(16,229,829)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$3,621,194	$874,451,697	$16,043,402	$(3,510,874)	$890,605,419
Gaming:
Casino	—	—	152,965,231	—	152,965,231
Rooms	—	—	63,230,271	—	63,230,271
Food and beverage	—	—	47,734,759	—	47,734,759
Other	—	—	14,370,107	—	14,370,107
Promotional allowances	—	—	(25,016,953)	—	(25,016,953)

Net gaming revenue	—	—	253,283,415	—	253,283,415

Total revenue	3,621,194	874,451,697	269,326,817	(3,510,874)	1,143,888,834

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	228,019,323	2,499,860	—	230,519,183
Labor	—	254,456,092	3,989,263	—	258,445,355
Other operating expenses	839,442	217,376,720	5,735,798	(3,510,874)	220,441,086
Gaming:
Casino	—	—	78,259,949	—	78,259,949
Rooms	—	—	24,194,522	—	24,194,522
Food and beverage	—	—	29,112,315	—	29,112,315
Other	—	—	58,893,485	—	58,893,485
General and administrative expense	51,294,426	—	—	—	51,294,426
Depreciation and amortization	4,603,422	43,601,918	22,086,142	—	70,291,482
Asset impairment expense	—	1,398,917	1,009,708	—	2,408,625
Loss (gain) on disposal of assets	—	—	(58,580)	—	(58,580)
Pre-opening expenses	—	2,266,004	—	—	2,266,004

Total operating costs and expenses	56,737,290	747,118,974	225,722,462	(3,510,874)	1,026,067,852

OPERATING INCOME	(53,116,096)	127,332,723	43,604,355	—	117,820,982
OTHER EXPENSES (INCOME):
Interest expense, net	43,796,465	—	36,020,869	—	79,817,334
Other, net	1,820,656	1,857	15,212,192	—	17,034,705

Total other expense	45,617,121	1,857	51,233,061	—	96,852,039

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(98,733,217)	127,330,866	(7,628,706)	—	20,968,943
PROVISION (BENEFIT) FOR INCOME TAXES	(26,716,657)	36,018,239	(2,075,008)	—	7,226,574

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(72,016,560)	91,312,627	(5,553,698)	—	13,742,369
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(10,569,067)	—	—	(10,569,067)

EQUITY IN EARNINGS OF SUBSIDIARIES	75,189,862	—	—	(75,189,862)	—

NET INCOME (LOSS)	3,173,302	80,743,560	(5,553,698)	(75,189,862)	3,173,302
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	265,115	—	—	—	265,115

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$2,908,187	$80,743,560	$(5,553,698)	$(75,189,862)	$2,908,187

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$4,782,987	$878,890,357	$14,886,801	$(4,125,879)	$894,434,266
Gaming:
Casino	—	—	165,283,475	—	165,283,475
Rooms	—	—	65,941,711	—	65,941,711
Food and beverage	—	—	45,761,100	—	45,761,100
Other	—	—	14,380,837	—	14,380,837
Promotional allowances	—	—	(25,433,137)	—	(25,433,137)

Net gaming revenue	—	—	265,933,986	—	265,933,986

Total revenue	4,782,987	878,890,357	280,820,787	(4,125,879)	1,160,368,252

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	239,271,748	2,542,360	—	241,814,108
Labor	—	262,513,745	4,189,348	—	266,703,093
Other operating expenses	2,712,883	209,045,767	5,651,260	(4,125,879)	213,284,031
Gaming:
Casino	—	—	81,627,956		81,627,956
Rooms	—	—	23,705,554		23,705,554
Food and beverage	—	—	29,670,847		29,670,847
Other	—	—	66,972,571		66,972,571
General and administrative expense	55,755,985	—	—	—	55,755,985
Depreciation and amortization	4,625,295	41,836,097	18,825,308	—	65,286,700
Asset impairment expense	—	—	—	—	—
Loss (gain) on disposal of assets	(92,612)	(15,352,535)	(3,472,941)		(18,918,088)
Pre-opening expenses	—	3,476,951	—	—	3,476,951

Total operating costs and expenses	63,001,551	740,791,773	229,712,263	(4,125,879)	1,029,379,708

OPERATING INCOME	(58,218,564)	138,098,584	51,108,524	—	130,988,544
OTHER EXPENSES (INCOME):
Interest expense, net	(1,243,740)	48,992,008	24,573,684	—	72,321,952
Other, net	4,585,403	13,714	12,520,559	—	17,119,676

Total other expense	3,341,663	49,005,722	37,094,243	—	89,441,628

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(61,560,227)	89,092,862	14,014,281	—	41,546,916
PROVISION (BENEFIT) FOR INCOME TAXES	(20,083,600)	29,696,837	4,624,713	—	14,237,950

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(41,476,627)	59,396,025	9,389,568	—	27,308,966
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(9,626,263)	—	—	(9,626,263)

EQUITY IN EARNINGS OF SUBSIDIARIES	59,159,330	—	—	(59,159,330)	—

NET INCOME (LOSS)	17,682,703	49,769,762	9,389,568	(59,159,330)	17,682,703
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(429,091)	—	—	—	(429,091)

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$18,111,794	$49,769,762	$9,389,568	$(59,159,330)	$18,111,794

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(7,502,923)	$60,327,897	$4,542,093	$(64,869,990)	$(7,502,923)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,869,585	44,466,036	23,702,203	—	72,037,824
Asset impairment expense	—	2,280,258	607,584	—	2,887,842
Deferred tax provision (benefit)	10,976,645	(1,591,463)	(4,515,560)	—	4,869,622
Deferred rent and other charges (income), net	56,559,308	241,269	(18,594,931)	—	38,205,646
Gain on disposition of assets	(98,188)	(516,580)	(1,483,364)	—	(2,098,132)
Gain on insurance claims	—	(4,478,611)	(371,965)	—	(4,850,576)
Stock-based compensation expense	3,487,285	—	—	—	3,487,285
Change in assets and liabilities, net and other	(67,586,064)	(60,700,900)	28,628,398	65,039,683	(34,618,883)

Total adjustments	7,208,571	(20,299,991)	27,972,365	65,039,683	79,920,628

Net cash provided (used) by operating activities	(294,352)	40,027,906	32,514,458	169,693	72,417,705
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	804,555	(46,017,475)	(115,486,819)	—	(160,699,739)
Proceeds from disposition of property and equipment	189,552	4,358,562	6,819,965	—	11,368,079
Restricted cash	(73,076,532)	—	—	—	(73,076,532)

Net cash provided (used) in investing activities	(72,082,425)	(41,658,913)	(108,666,854)	—	(222,408,192)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(47,931)	—	—	—	(47,931)
Proceeds from exercise of stock options	1,521,536	—	—	—	1,521,536
Proceeds from debt issuance	790,145,755	—	—	—	790,145,755
Payments of debt and related expenses, net	(698,985,832)	—	(15,571,574)	—	(714,557,406)
Debt issuance costs	(36,073,948)	—	(587,845)	—	(36,661,793)
Proceeds from credit facility	151,633,246	—	213,615,646	—	365,248,892
Payments on credit facility	(135,816,049)	—	(99,325,000)	—	(235,141,049)
Dividends paid	—	—	—	—	—

Net cash provided (used) in financing activities	72,376,777	—	98,131,227	—	170,508,004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,631,007)	21,978,831	169,693	20,517,517
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	5,705,232	46,595,810	(1,234,237)	51,066,805

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$4,074,225	$68,574,641	$(1,064,544)	$71,584,322

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,173,302	$80,743,560	$(5,553,698)	$(75,189,862)	$3,173,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,603,422	44,176,822	22,086,142	—	70,866,386
Asset impairment expense	—	12,753,432	—	—	12,753,432
Deferred tax provision (benefit)	(11,703,200)	10,519,505	(2,710,353)	—	(3,894,048)
Gain on disposition of assets	—	(316,537)	—	—	(316,537)
Deferred rent and other charges (income), net	4,013,741	2,423,226	15,791,118	—	22,228,085
Stock-based compensation expense	4,066,431	—	—	—	4,066,431
Change in assets and liabilities, net and other	55,239,361	(129,121,347)	6,785,396	73,955,625	6,859,035

Total adjustments	56,219,755	(59,564,899)	41,952,303	73,955,625	112,562,784

Net cash provided (used) by operating activities	59,393,057	21,178,661	36,398,605	(1,234,237)	115,736,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(4,030,768)	(63,301,297)	(48,746,726)	—	(116,078,791)
Proceeds from disposition of property and equipment	—	36,136,768	—	—	36,136,768
Purchase of marketable securities	—	—	—	—	—
Sale of marketable securities	—	—	—	—	—

Net cash provided (used) in investing activities	(4,030,768)	(27,164,529)	(48,746,726)	—	(79,942,023)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(43,049)	—	—	—	(43,049)
Proceeds from exercise of stock options	21,361	—	—	—	21,361
Payments of debt and related expenses, net	(40,107)	—	(215,907)	—	(256,014)
Proceeds from term loans	—	—	39,515,152	—	39,515,152
Debt issuance costs	(5,134,387)	—	—	—	(5,134,387)
Proceeds from credit facility	239,182,803	—	104,000,000	—	343,182,803
Payments on credit facility	(292,000,000)	—	(108,000,000)	—	(400,000,000)
Dividends paid	(1,614,370)	—	—	—	(1,614,370)

Net cash provided (used) in financing activities	(59,627,749)	—	35,299,245	—	(24,328,504)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,265,460)	(5,985,868)	22,951,124	(1,234,237)	11,465,559
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,265,460	11,691,100	23,644,686	—	39,601,246

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$5,705,232	$46,595,810	$(1,234,237)	$51,066,805

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,682,703	$49,769,762	$9,389,568	$(59,159,330)	$17,682,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,625,295	43,504,301	18,485,308	—	66,614,904
Asset impairment expense	375,000	9,512,752	—	—	9,887,752
Deferred tax provision (benefit)	2,678,159	(1,151,352)	2,526,058	—	4,052,865
Gain on disposition of assets	(92,612)	(15,352,863)	(3,472,941)	—	(18,918,416)
Deferred rent and other charges (income), net	10,688,619	3,913,571	2,829,645	—	17,431,835
Stock-based compensation expense	4,797,340	—	—	—	4,797,340
Change in assets and liabilities, net and other	174,941,976	(53,028,004)	(175,244,837)	61,276,694	7,945,829

Total adjustments	198,013,777	(12,601,595)	(154,876,767)	61,276,694	91,812,109

Net cash provided (used) by operating activities	215,696,480	37,168,167	(145,487,199)	2,117,364	109,494,812
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(2,202,429)	(69,279,865)	(59,056,660)	—	(130,538,954)
Proceeds from disposition of property and equipment	92,612	31,405,554	15,910,667	—	47,408,833
Purchase of marketable securities	(5,331,308)	—	—	—	(5,331,308)
Sale of marketable securities	6,609,512	—	—	—	6,609,512

Net cash provided (used) in investing activities	(831,613)	(37,874,311)	(43,145,993)	—	(81,851,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(181,884,157)	—	—	—	(181,884,157)
Proceeds from exercise of stock options	2,723,412	—	—	—	2,723,412
Payments of debt and related expenses, net	(37,877,128)	—	(155,340,806)	—	(193,217,934)
Proceeds from term loans	—	—	375,000,000	—	375,000,000
Debt issuance costs	(4,794,260)	—	(10,568,048)	—	(15,362,308)
Proceeds from credit facility	223,000,000	—	35,815,778	—	258,815,778
Payments on credit facility	(207,771,979)	—	(53,618,108)	—	(261,390,087)
Dividends paid	(3,995,295)	—	—	—	(3,995,295)

Net cash provided (used) in financing activities	(210,599,407)	—	191,288,816	—	(19,310,591)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,265,460	(706,144)	2,655,624	2,117,364	8,332,304
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	12,397,244	20,989,062	(2,117,364)	31,268,942

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,265,460	$11,691,100	$23,644,686	$—	$39,601,246

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

In 1999, we entered into a ground lease and purchase option with 610 Loop Venture, LLC, a company wholly owned by our Chairman and Chief Executive Officer, on land owned by us adjacent to our corporate headquarters. Under the terms of the ground lease, 610 Loop Venture paid us base rent of $12,000 per month plus pro-rata real property taxes and insurance. In 2009, 610 Loop Venture exercised its purchase option and acquired the land from us for approximately $1.8 million.

In 2002, we entered into an $8,000 per month, 20 year, with option renewals, ground lease agreement with Fertitta Hospitality for a new Rainforest Cafe on prime waterfront land in Galveston, Texas. The annual rent is equal to the greater of the base rent or percentage rent up to six percent, plus taxes and insurance. In 2009, 2008 and 2007, we paid base and percentage rent aggregating $434,000, $561,000 and $573,000, respectively.

As permitted by the employment contract between us and the Chief Executive Officer, charitable contributions were made by us to a charitable Foundation that the Chief Executive Officer served as Trustee in the amount of $130,000, $98,000 and $99,000 in 2009, 2008, and 2007, respectively. The contributions were made in addition to the normal salary and bonus permitted under the employment contract.

We, on a routine basis, hold or host promotional events, training seminars and conferences for our personnel. In connection therewith, we incurred in 2009, 2008 and 2007 expenses in the amount of $20,850, $29,000 and $47,432, respectively, at resort hotel properties owned by our Chief Executive Officer and managed by us.

Landry’s and Fertitta Hospitality jointly sponsored events and promotional activities in 2009, 2008 and 2007 which resulted in shared costs and use of our personnel or Fertitta Hospitality employees and assets.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable than might have been obtained from unaffiliated third parties.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly consolidated results of operations.

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Quarter Ended:
Revenues	$256,289,983	$282,005,341	$276,608,863	$245,330,275
Cost of revenues	52,760,858	57,541,816	56,884,087	51,368,021
Operating income	38,491,294	34,995,375	29,933,924	14,391,427
Net income (loss) available to Landry’s Common Stockholders	6,008,483	6,604,434	6,721,115	(35,563,861)
Amounts available to Landry’s Common Stockholders:
Net income (loss) per share (basic)	$0.37	$0.41	$0.42	$(2.20)
Net income (loss) per share (diluted)	$0.37	$0.41	$0.41	$(2.20)

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Quarter Ended:
Revenues	$292,321,308	$308,102,274	$289,736,230	$253,729,022
Cost of revenues	62,663,314	66,709,459	62,268,979	53,739,440
Operating income	29,639,648	35,989,510	12,439,924	39,751,900
Net income (loss) available to Landry’s Common Stockholders	1,521,756	13,871,586	(17,055,162)	4,570,007
Amounts available to Landry’s Common Stockholders:
Net income (loss) per share (basic)	$0.09	$0.86	$(1.06)	$0.28
Net income (loss) per share (diluted)	$0.09	$0.85	$(1.06)	$0.28

The first quarter of 2009 included a $7.5 million reduction in rent expense associated with a lease termination payment received from a landlord partially offset by $4.0 million in call premiums associated with refinancing the 7.5% and 9.5% senior notes. The second quarter of 2009 included $4.5 million in non-cash gains associated with interest rate swaps not designated as hedges. The third quarter of 2009 included a gain of $19.4 million related to the repurchase of an aggregate $33.2 million face amount of the Golden Nugget’s Second lien debt, offset by non-cash charges of $6.2 million on interest rate swaps. The fourth quarter of 2009 included the acceleration of $26.0 million in original issue discount and $9.6 million in deferred loan costs associated with the extinguishment of our 14.0% Senior Notes.

The third quarter of 2008 included $16.9 million of impairment charges related to damage to our Galveston and Kemah, Texas properties sustained in Hurricane Ike. The fourth quarter of 2008 included a $16.7 million reduction in impairment charges associated with insurance proceeds collected. The fourth quarter of 2008 also included $4.7 million in professional fees and other related expenses associated with the termination of the Merger Agreement as well as $12.2 million in non-cash charges associated with interest rate swaps not designated as hedges. As disclosed in Note 3, we initiated a plan to divest certain restaurants including 136 Joe’s Crab Shack units in the third quarter of 2006 and several additional units subsequently. The results of operations for all units included in the disposal plan have been reclassified as discontinued operations for all periods presented. The 2008 results include asset impairment charges related to discontinued operations of $0.1 million and $10.2 million for the quarters ended March 31, 2008 and September 30, 2008, respectively.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. SUBSEQUENT EVENTS

As more fully discussed in Note 7 to the Consolidated Financial Statements, on February 17, 2010 the Golden Nugget entered into Amendment No 2 and Waiver to its First and Second Liem Credit Agreements whereby affiliates of the Golden Nugget will provide $50.0 million in additional funds to the Golden Nugget, $20.0 million of which was used for operating liquidity and $30.0 million of which was available to purchase and retire second lien debt at 40% of face value. At closing approximately $62.8 million of second lien indebtedness was acquired and retired. In addition, the financial covenants were amended to become less restrictive, cash distributions from the Golden Nugget became more restrictive, a consent fee of 0.5% will be paid on all outstanding first lien amounts annually and an additional 1% of “PIK” interest will accrue on all outstanding first lien indebtedness, payable in cash at the discretion of Golden Nugget.

LANDRY’S RESTAURANTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 16th day of March, 2010

LANDRY’S RESTAURANTS, INC.

/S/ TILMAN J. FERTITTA
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

Name	Title	Date

/S/ TILMAN J. FERTITTA Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2010

/S/ RICK H. LIEM Rick H. Liem	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Director)	March 16, 2010

/S/ STEVEN L. SCHEINTHAL Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	March 16, 2010

/S/ MICHAEL S. CHADWICK Michael S. Chadwick	Director	March 16, 2010

/S/ JOE MAX TAYLOR Joe Max Taylor	Director	March 16, 2010

/S/ KENNETH BRIMMER Kenneth Brimmer	Director	March 16, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly

3.6

Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed on December 28, 2007, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

Exhibit No.	Exhibit

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.20	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

Exhibit No.	Exhibit

10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2005, File No. 001-15531).

10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2005, File No. 001-15531).

10.33	T-Rex Cafe, Inc. Stockholders Agreement (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2006, File No. 001-15531).

10.34	Stock Purchase Agreement By and Among JCS Holdings, LLC, LSRI Holdings, Inc and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2006, File No. 001-15531).

10.35	First Supplemental Indenture, dated as of October 29, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.36	Second Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.37	Indenture, dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. as issuer, The Subsidiary Guarantors, as Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.38	First Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.39	First Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, File No. 001-15531).

Exhibit No.	Exhibit

10.40	Second Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, File No. 001-15531).

10.41	Contract Agreement dated as of April 7, 2008 between Golden Nugget, Inc. and The Penta Building Group, Inc., General Corporation. (incorporated by reference to Exhibit 14.41 of the Company’s Form 10-K for the year ended December 31, 2008, File No. 001-15531).

10.42

Agreement and Plan of Merger among Fertitta Holdings, Inc., Fertitta, Acquisition Co.,

Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of June 16, 2008 (incorporated by reference to Exhibit 2 on the Company’s Form 8-K filing on June 17, 2008, File No. 001-15531).

10.43	First Amendment to Agreement and Plan of Merger dated as of October 18, 2008 by and among Fertitta Holdings, Inc, Fertitta Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 2 on the Company’s Form 8-K filing on October 20, 2008, File No. 001-15531).

10.44	Credit Agreement by and among Landry’s Restaurants, Inc. and Wells Fargo, Foothill, LLC, Wells Fargo Foothill, LLC and Jefferies Finance, LLC dated as of December 22, 2008 (incorporated by reference to Exhibit 10 of the Company’s Form 8-K filing dated December 24, 2008, File No. 001-15531).

10.45	14% Senior Secured Notes due 2011 Purchase Agreement dated February 4, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.4 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.46	14% Senior Secured Notes due 2011 Registration Rights Agreement dated February 13, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.47	Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Foothill, LLC and Jefferies Finance LLC dated as of February 13, 2009 (incorporated by reference to Exhibit 10.3 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.48	Indenture to the 14% Senior Secured Notes Due 2011 dated as of February 13, 2009 among Landry’s Restaurants, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

*10.49	Termination of Agreement and Plan of Merger dated as of January 11, 2009 by and among Fertitta Holdings, Inc., Fertitta Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc.

*10.50	Amendment No. 1 to First Lien Credit Agreement dated August 10, 2009 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto.

*10.51	Amendment No. 1 and Consent to Second Lien Credit Agreement dated August 10, 2009 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto.

10.52	Agreement and Plan of Merger among Fertitta Group, Inc. and Fertitta Merger Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of November 3, 2009 (incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K filing on November 3, 2009, File No. 001-15531).

*10.53	Second Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Foothill, LLC and Jefferies Finance LLC dated as of November 30, 2009.

Exhibit No.	Exhibit

10.54	Indenture to the 11 5/8% Senior Secured Notes Due 2015 dated as of November 30, 2009 among Landry’s Restaurants, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement in Form S-4 filing on February 12, 2010, File No. 333-164887).

10.55	11 5/8% Senior Secured Notes Due 2015 Registration Rights Agreement dated November 30, 2009 by and among Landry’s Restaurants, Inc, Jefferies & Company, Inc., UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Rights Agreement in Form S-4 filing on February 12, 2010, File No. 333-164887).

*10.56	11 5/8% Senior Secured Notes Due 2015 Purchase Agreement dated November 17, 2009 by and among Landry’s Restaurants, Inc, Jefferies & Company, Inc., UBS Securities LLC and Deutsche Bank Securities Inc.

*10.57	Amendment No. 2 and Waiver to First Lien Credit Agreement dated February 17, 2010 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto.

*10.58	Amendment No. 2 and Waiver to Second Lien Credit Agreement dated February 17, 2010 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto.

*12.1	Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Grant Thornton LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(b)

*	filed herewith