Form 10-K/A
period 2009-12-31
LANDRYS RESTAURANTS INC
filed 2010-04-30
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 10, 2010, there were 16,236,435 shares of the registrant’s common stock outstanding.

The Registrant hereby amends the following items of its Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010. No other information in our originally filed Form 10-K is amended hereby.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is set forth with respect to our Directors:

Name	Age	Positions	Director Since	Term Expires
Tilman J. Fertitta (2)	52	President, Chief Executive Officer and Director	1993	2010
Steven L. Scheinthal (2)	48	Executive Vice President and General Counsel, Secretary and Director	1993	2010
Kenneth Brimmer (1)	54	Director	2004	2010
Michael S. Chadwick (1)	58	Director	2001	2010
Richard H. Liem	56	Executive Vice President, Chief Financial Officer and Director	2009	2010
Joe Max Taylor (1)	77	Director	1993	2010

(1)	Member of Audit Committee
(2)	Member of Executive Committee

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

Mr. Brimmer is the CEO and Chairman of the Board of STEN Corporation. Mr. Brimmer has been CEO of STEN Corporation since October 2003 and has been a director of STEN Corporation since February 1998. Mr. Brimmer has also been Chief Manager of Brimmer Company, LLC, a private investment company since December 2001. From April 2000 until June 2003, he served as Chairman and Director of Active IQ Technologies, Inc. and was CEO from April 2000 until December 2001. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception in 1995 until April 2000. Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from 1990 until April 1997. Mr. Brimmer also is a director and serves on both the Audit and Compensation Committees of Hypertension Diagnostics, Inc. He has a degree in accounting and worked as a CPA in the audit division of Arthur Andersen & Co. from 1977 through 1981. Mr. Brimmer was elected to our Board of Directors in 2004. Mr. Brimmer’s extensive restaurant and casino background, as well as his leadership abilities bring valuable skill and experience to our Board.

Mr. Chadwick has been engaged in the commercial and investment banking businesses since 1975. From 1988 to 1994, Mr. Chadwick was President of Chadwick, Chambers & Associates, Inc., a private merchant investment banking firm in Houston, Texas, which he founded in 1988. From 1994 to 2009, Mr. Chadwick was Senior Vice President and a Managing Director in the Corporate Finance Group of Sanders Morris Harris, an investment banking and financial advisory firm. In 2010, Mr. Chadwick joined Growth Capital Partners, a boutique investment and merchant banking firm serving the middle market. Mr. Chadwick was elected to our Board of Directors in 2001. Mr. Chadwick’s extensive experience in the commercial and investment banking field provides a valuable resource to our Board.

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

Mr. Taylor was formerly the chief law enforcement administrator for Galveston County, Texas. He has served as a Director and Executive Committee member of American National Insurance Company, a publicly-traded insurance company, for ten years and served on the Board of Directors of Moody Gardens, a hospitality and entertainment complex located in Galveston, Texas. Mr. Taylor was elected to our Board of Directors in 1993. He served on our Audit Committee from 1993 through 2004 and rejoined the Audit Committee in May 2009. Mr. Taylor’s leadership skills provide a critical skill set and resource to our Board.

EXECUTIVE OFFICERS

In addition to Messrs. Fertitta, Scheinthal and Liem, for which information is provided above, the following persons are executive officers:

Name	Age	Position	Officer Since
Jeffrey L. Cantwell	45	Senior Vice President of Development	2006
K. Kelly Roberts	51	Chief Administration Officer—Hospitality and Gaming Division	2007

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock. We believe, based solely on a review of the copies of such reports furnished to us and on representations from our existing directors and executive officers, that all existing directors and executive officers and holders of more than 10% of our common stock subject to the reporting requirements of Section 16(a) have filed on a timely basis all reports required during, or with respect to, the year ended December 31, 2009.

Board Leadership and its Role in Risk Management

We are led by Mr. Fertitta. Mr. Fertitta has served as our Chairman and Chief Executive Officer since 1993. Our non-management directors meet regularly in executive session. Mr. Fertitta, as our CEO and largest stockholder, has a working knowledge of our day-to-day operations and issues that face us. As such, our Board believes that Mr. Fertitta is the best person to lead and guide the Board of Directors. We therefore believe this leadership structure, with a combined Chairman/CEO position and experienced independent directors, benefits us by providing a strong, unified leadership for our management team and Board and is the optimal structure for us and our stockholders.

While the full Board of Directors oversees our management of risks, our management team is responsible for the day-to-day risk management process. The Audit Committee reviews with management, as well as internal and external auditors, our business risk management process, including the adequacy of our overall control environment and controls in selected areas representing significant financial and business risk. The Audit Committee reviews reports from management at least quarterly regarding management’s assessment of various risks and considers the impact of risk on our financial position and the adequacy of our risk-related internal controls. Our Audit Committee also considers risks that could be implicated by our compensation programs, and our Board annually reviews the effectiveness of our leadership structure. In addition, our Audit Committee as well as senior management reports regularly to the full Board of Directors.

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

Director Independence

For a director to be deemed “independent,” each independent director must meet the independence requirements of the NYSE and applicable state and federal law, including the rules and regulations of the SEC, including the following requirements:

•	No director who is an employee, or whose immediate family member is an executive officer of the Company is independent until three years after the end of such employment relationship.

•

No director who receives, or whose immediate family member receives, more than $120,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is independent until three years after he or she ceases to receive more than $120,000 per year in such compensation.

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

The definition of independence and compliance with these guidelines will be reviewed periodically by the Board. The Board believes that directors who are also employees of the Company should be limited only to those officers whose positions make it appropriate for them to sit on the Board.

Our Board of Directors has affirmatively determined that the following majority of directors—Kenneth Brimmer, Michael S. Chadwick and Joe Max Taylor—qualified as independent under the NYSE standards for 2009, as well as the Company’s standards for director independence.

Executive Sessions of the Board of Directors

Non-Employee Directors have the right to meet in executive sessions prior to or after scheduled meetings of the Board of Directors. Unless otherwise designated, Joe Max Taylor serves as the presiding director at each such executive session.

Communications with Directors

The Board of Directors has adopted corporate governance guidelines that provide that our security holders and other interested parties may communicate with one or more of our Directors, including the Non-Employee Directors, by mail in care of: Steven L. Scheinthal, Secretary, Landry’s Restaurants, Inc., 1510 West Loop South, Houston, Texas 77027. Such communications should specify the intended recipient or recipients. All such communications, other than unsolicited commercial solicitations, will be forwarded to the appropriate director or directors for review.

Controlled Company Exemption

Our Board of Directors has determined that the Company is a “Controlled Company” as defined by the NYSE rules because Mr. Tilman J. Fertitta holds more than 50% of our voting power. In 2009, we exercised our rights under this exemption and as a result, do not require that a majority of our Board of Directors be composed of independent directors, and we no longer maintain a Nominating Committee and Compensation Committee. We still maintain an independent Audit Committee in order to fully satisfy the rules of the SEC and NYSE.

COMMITTEES OF THE BOARD OF DIRECTORS

We have an Executive Committee, an Audit Committee and a Governance Committee. We have reviewed our Committee structures in order to fully satisfy the existing rules of the SEC and NYSE and believe that they satisfy all of such rules. A copy of the Audit Committee Charter is available under the Corporate Governance portion of the Investor Relations section of our website at www.LandrysRestaurants.com.

There were four meetings of the Audit Committee and eleven meetings of the Company’s Board of Directors held during 2009. All of the current Board members attended 100% of the meetings of the Board and of the committees of the Board on which they were members. It is the policy of the Board that, to the extent possible, all Directors attend the Annual Meeting of Stockholders. All Directors attended the 2009 Annual Meeting of Stockholders.

The Audit Committee consists of three independent directors. The members of the Audit Committee are Michael Chadwick (Chairman), Kenneth Brimmer and Joe Max Taylor. The Audit Committee’s primary purpose is to assist the Board of Directors’ oversight of (a) the integrity of our financial statements and disclosures; (b) our compliance with legal and regulatory requirements; (c) the independent auditor’s qualifications and independence; and (d) the performance of our internal audit and independent auditors. The Audit Committee has the sole authority to appoint and terminate our independent auditors. Our Board of Directors has determined that Mr. Chadwick, Chairman of the Audit Committee, is an “audit committee financial expert” as described in Item 401(h) of the SEC’s Regulation S-K. In addition, the Board of Directors has determined that each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of the NYSE. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The Corporate Governance Committee consists of one independent Non-Employee Director, Mr. Taylor. The Corporate Governance Committee is charged with identifying and making recommendations to the Board of Directors regarding the Company’s corporate governance.

Nomination Process

The Company is a “Controlled Company” as such term is defined under the rules of the NYSE (due to the level of stock ownership of Mr. Tilman J. Fertitta). The Company does not have a standing nominating committee as the Board believes such a committee would not materially enhance the nominating process. Instead, the Company’s Board of Directors relies on the expertise of the Board as a whole in choosing its director candidates with diverse backgrounds that can best represent stockholders through sound judgment. The Company’s Directors are familiar with each other through their Board service and as a result has not established criteria or guidelines in considering Board nominees. Each of the Directors is also highly experienced and knowledgeable in business and board affairs. Should the Company or the Board determine in the future that additional or other Board nominees are advisable, it is likely that a variety of sources would be consulted for possible candidates, including the Directors of the Company, various advisors to the Company, and possibly one or more search firms. The process by which a stockholder of the Company may suggest a nominee for Director of the Company can be found below.

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

In addition to complying with the foregoing procedures, any stockholder nominating a Director must also comply with all applicable requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis explains the philosophy underlying our compensation strategy and the fundamental elements of compensation paid to our Chief Executive Officer, Chief Financial Officer, and other individuals, whom we refer to as “executive officers,” included in the Summary Compensation Table. Specifically, this Compensation Discussion and Analysis addresses the following:

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

Elements of Our Compensation Program and Why We Pay Each Element. The Board believes that the compensation packages for executive officers should consist of the following components:

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

How We Determine Each Element of Compensation

Role of Our Board and CEO. The Board reviews and approves our executive compensation strategy and principles to ensure that they are aligned with our business strategy and objectives, stockholder interests, desired behaviors and corporate culture. The primary responsibilities of the Board concerning its oversight of executive compensation are to:

•	conduct an annual review of all compensation elements for our executive officers;

•	review the performance of the CEO and meet to discuss the findings of the review; and

•	review and approve our management development and succession planning practices and strategies.

The Board considers multiple factors when it determines the amount of total direct compensation (the sum of base salary, incentive bonus and long-term compensation delivered through equity awards) to award to executive officers each year. Among these factors are:

•	how proposed amounts of total direct compensation to our executives compare to amounts paid to similar executives both for the prior year and over a multi-year period;

•	internal pay equity considerations; and

•	broad trends in executive compensation generally.

The Board relies upon its judgment in making compensation decisions, after reviewing our performance and carefully evaluating an executive’s performance during the year. The Board generally does not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment. As a result, the Board has not adopted any policy or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

In addition, the CEO recommends to the Board annual pay increases, annual bonus amounts and long-term incentive grants for other executive officers. To assist it in carrying out its responsibilities, the Board may also receive reports and recommendations from outside compensation consultants, and may consult with its own legal, accounting or other advisors. However, to date the Board has not used independent legal or accounting advisors. The Board has the sole authority, to the extent deemed necessary and appropriate, to retain and terminate any compensation consultants, outside counsel or other advisors, including having the sole authority to approve the firm’s or advisor’s fees and other retention. During 2009, the Board did not retain a compensation consultant.

Benchmarking. The Board does not use benchmarking to set executive compensation. However, the Board does utilize survey data and publicly available information to evaluate compensation for specific positions when necessary.

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

The base salary for our CEO was established in an employment agreement we entered into with him in 2003 which was renewed in 2008. The initial base salary under the employment contract was based on a previous report prepared by Pearl Meyer & Partners (an independent compensation consultant) and factors taken into account in determining the CEO’s base salary were his leadership position with the Company, his level of responsibility and the integral, dynamic role he plays in guiding the Company. Since 2003, his base salary has increased based primarily on cost of living increases as well as the other factors set forth under “Base Salary” above. The CEO’s base salary was $1,500,000 for 2009. The CEO has not had an increase in his base salary in three years.

The Board discusses the remaining executive officers’ base salaries with the CEO, who presents his suggestions for adjustment, if necessary. For 2009, the base salaries of the executive officers named in the Summary Compensation Table, whom we sometimes refer to as the “named executive officers,” were the same as was paid to the named executive officers in 2008. In addition, the Board has the discretion to periodically approve additional salary adjustments it feels are warranted based on general compensation changes within the industry, individual performance or significant changes in duties and responsibilities and input from the CEO.

Annual Bonus. Executive officers, senior management and other personnel have the potential to receive a significant portion of their annual cash compensation as a cash bonus. Annual bonuses are generally granted based on each executive officer’s base salary, tenure, individual performance and our financial and market performance. The Board does not establish any particular guidelines or financial measures. Rather, the Board prefers to make a subjective determination after considering all measures collectively but bases much of its determination upon input from the CEO. The Board approves each annual bonus. Typically, bonuses are awarded for prior year results in the following year, when actual results for the entire year are known.

When considering whether to award 2009 bonuses, in addition to the above factors, the Board in particular considered the executive officers’ continued performance and outstanding contribution with respect to the Company’s financial performance in 2009 given the difficult economic environment that existed during the year.

Long-Term Incentive Compensation. The Board administers our incentive plans and performs functions that include selecting award recipients, determining the timing of grants and assigning the number of shares awarded, fixing the time and manner in which awards are exercisable, setting option exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our plans. For compensation decisions regarding the grant of equity compensation to executive officers, the Board typically considers the competitive environment associated with longer-term compensation and recommendations from our CEO.

Except as set forth under the CEO’s employment agreement, we have no set formula for the granting of equity awards to individual executives or employees. Nor do we have any program, plan or obligation that requires us to grant equity compensation on specified dates. However, our Board does follow a policy of not granting equity incentives when material non-public information exists that may affect the short-term price of our stock. Our Board did not award any equity compensation to any executive officer in 2009. Information about unvested restricted stock and outstanding options held by our named executive officers and directors is contained in the “Outstanding Equity Awards at December 31, 2009” and “Director Compensation” tables.

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

Perquisites. We also provide certain personal benefits to executive officers, which are reflected in the All Other Compensation column of the Summary Compensation Table. These benefits include executive life and disability insurance and a car allowance. We believe these benefits are reasonable, competitive and consistent with our overall executive compensation program. Under a program to enhance the safety and effectiveness of management in support of our business and operations, corporate-owned aircraft is made available for essential business trips and other company activities. The CEO and other members of management, with the approval of the CEO, are permitted limited personal use of the corporate-owned aircraft. Also, the CEO is provided security services, including home security systems and monitoring and personal security services. These security services are provided for our benefit, and the Board considers the related expenses to be appropriate business expenses rather than personal benefits. In general, the perquisites our CEO is entitled to receive are contained in his employment agreement and are described in more detail under “Employment Agreements and Potential Payments Upon Termination or Change of Control.”

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

In designing our compensation programs, the Board considers the effect of Section 162(m) together with other factors relevant to our business needs. We have historically taken, and intend to continue taking, appropriate actions, to the extent we believe desirable, to preserve the deductibility of annual incentive and long-term performance awards. However, the Board has not adopted a policy that all compensation paid must be tax-deductible and qualified under Section 162(m).

We believe that the 2009 base salaries and annual bonuses paid to the individual executive officers covered by Section 162(m) will not exceed the Section 162(m) limit and will be fully deductible under Section 162(m), except for a portion paid to the CEO.

Other compensation paid to the executive officers covered by Section 162(m) that is not considered “performance-based” is not deductible to the extent that it, together with other non-performance based compensation, exceeds $1 million in any fiscal year. For fiscal 2009, these amounts included the CEO’s income imputed for personal use of corporate aircraft and life insurance premiums paid by us.

Stock Ownership Requirements. The Board does not maintain a policy relating to stock ownership guidelines or requirements for our executive officers because the Board does not feel that it is necessary to impose such a policy on our executive officers. If circumstances change, the Board will review whether such a policy is appropriate for executive officers.

Financial Restatement. In the event of a material restatement of our financial results, we believe it would be prudent to carefully review the facts and circumstances that caused the restatement before determining the appropriate course of action. Upon completion of an investigation of the facts and circumstances surrounding a material restatement, we would consider: (1) whether any compensation was paid or awarded on the basis of having achieved performance targets, (2) whether a particular employee or officer was engaged in misconduct that contributed to the restatement, and (3) whether the compensation paid to the employee or officer would have been reduced had the financial results been properly reported. If it is determined that an employee or officer did engage in misconduct, the Board would take action as it deems appropriate.

Employment Agreements. In general, our executive officers do not have employment, severance or change-of-control agreements. Our executive officers serve at the will of the Board, which enables us to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with our compensation philosophy. However, in 2003, we determined that the loss of our CEO’s services could materially and adversely affect our business, financial condition and development. Accordingly, we entered into an employment agreement with our CEO. In 2007, neither the Board nor the CEO elected to terminate the employment agreement, and as a result, according to its terms, in 2008, it automatically renewed for another five (5) year term. This employment agreement contains change of control provisions that provide for severance benefits upon a change of control. The provisions of this employment agreement are discussed more under the caption “Employment Agreements and Potential Payments Upon Termination or Change of Control” below.

Assessment of Risk

The Board is aware of the need to take risk into account when making compensation decisions. By design, our compensation program for executive officers is designed to avoid excessive risk taking. In particular, incentive awards are not locked in to specific metrics, but rather, after review of performance relative to these metrics, the Compensation Committee determines final incentive awards in their discretion.

COMPENSATION REPORT

The Board of Directors oversees our executive compensation program in a manner that serves our interests and those of our shareholders. Our management has prepared the Compensation Discussion and Analysis of the compensation program for named executive officers. The Board has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2009 (included in this Form 10-K/A) with our management. Based on this review and discussion, the Board approved the inclusion of this Compensation Discussion and Analysis in this Form 10-K/A for filing with the SEC.

Board of Directors

Tilman J. Fertitta, Chair

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth in summary, compensation paid by us and our subsidiaries for the years ended December 31, 2009, 2008 and 2007 to our CEO, CFO and our other most highly compensated executive officers whose cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compen- sation ($) (2)	Total ($)
Tilman J. Fertitta, President and Chief Executive Officer	2009 2008 2007	1,500,000 1,500,000 1,500,000	— — 1,585,000	— — —	— — —	1,458,974 2,061,238 2,271,223	2,958,974 3,561,238 5,356,223

Richard H. Liem, Executive Vice President and Chief Financial Officer	2009 2008 2007	308,654 308,654 300,000	— — 250,000	— — —	— — —	28,365 44,865 46,365	337,019 353,519 596,365

Steven L. Scheinthal, Executive Vice President, Secretary and General Counsel	2009 2008 2007	375,950 375,950 365,000	— — 415,000	— — —	— — —	52,240 75,578 72,650	428,190 451,528 852,650

Jeffrey L. Cantwell, Senior Vice President of Development	2009 2008 2007	257,214 257,214 250,000	100,000 — 100,000	— — —	— — —	14,935 23,196 25,571	372,149 280,410 375,571

K. Kelly Roberts, Chief Administration Officer—Hospitality and Gaming Division	2009 2008 2007	216,058 216,058 210,000	100,000 — 100,000	— — —	— — —	12,115 19,526 15,806	328,173 235,584 325,806

(1)	A bonus was paid in 2008 to reflect accomplishments in 2007. No bonuses were paid for 2008 or 2009 to certain executive officers.
(2)	See the 2009 All Other Compensation table below for additional information.

2009 All Other Compensation

The following table describes each component of the All Other Compensation column in the Summary Compensation Table. All numbers are in dollars.

Name of Executive	Deferred Compensation (1)	Life Insurance Premiums (2)	Personal Use of Corporate Aircraft (3)	Auto Expense (4)	Use of Company Personnel (5)	Security (6)	Other (7)
Tilman J. Fertitta	—	$293,219	$26,649	—	$32,000	$289,559	$1,458,974

Richard H. Liem	—	$4,365	—	$24,000	—	—	—

Steven L. Scheinthal	—	$28,371	—	$17,708	—	—	$6,161

Jeffery L. Cantwell	—	$2,935	—	$12,000	—	—	—

K. Kelly Roberts	$12,462	$3,115	—	$9,000	—	—	—

(1)	This column reports our contribution under our deferred compensation plan.
(2)	This column reports the dollar value of any life insurance premium paid by the Company on behalf of the named executive officers.
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

(4)

This column reports the incremental cost to the Company for automobile expenses for the named executive officers. Although Mr. Fertitta’s employment agreement provides that the Company is to furnish him with an automobile, he did not have a Company car, and the Company did not pay any automobile related expenses on his behalf.

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

(7)

This column reports the total amount of other benefits provided, none of which individually exceeded the greater of $25,000 or 10% of the total amount of these benefits for the named executive (except as otherwise described herein). With respect to Mr. Fertitta, these amounts represent: (a) supplemental medical reimbursement, (b) dockage fees and other nominal miscellaneous expenses, (c) membership fees and dues for country clubs, (d) administrative support services and financial service fees for tax preparation, estate planning and legal or financial advice to which Mr. Fertitta is entitled under his employment agreement, and (e) the Company’s expense for the excise tax gross-up on restricted stock awards to Mr. Fertitta in the amount of $1,387,031. “All Other Compensation” does not include contributions and matching contributions to charities in accordance with Mr. Fertitta’s employment agreement.

GRANTS OF PLAN-BASED AWARDS

There were no equity or stock option grants in 2009 to any of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

The following table contains information with respect to outstanding equity awards at our fiscal year end on December 31, 2009.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Tilman J. Fertitta (2)	100,000	—	7.00	4/7/2010	775,000	16,499,750
	250,000	—	8.50	3/16/2011
	300,000	—	18.00	7/22/2012
	250,000	—	27.50	6/8/2014

Richard H. Liem (3)	25,000	—	27.50	6/8/2014	6,000	127,740

Steven L. Scheinthal (4)	40,000	—	27.50	6/8/2014	8,000	170,320

Jeffrey L. Cantwell (5)	15,000	—	27.50	6/8/2014	1,714	36,491

K. Kelly Roberts (6)	—	5,000	15.80	1/1/2014	1,142	24,313

(1)	The market value was determined using $21.29, the closing stock price of our common stock on the NYSE on December 31, 2009, the last day of trading in 2009.
(2)

The vesting dates and amounts for unvested stock awards for Mr. Fertitta are: 100,000 on 1/1/13, 100,000 on 1/1/14, 100,000 on 1/1/15, 100,000 on 1/1/16 and 100,000 on 1/1/17 for a total of 500,000 shares and 275,000 shares of restricted stock vest on 1/1/13. The 100,000 of options set to expire on 4/7/2010, expired unexercised.

(3)	The vesting dates and amounts for unvested options and stock awards for Mr. Liem are: 6,000 shares of restricted stock vest in equal yearly installments of 3,000 commencing on 4/6/10.
(4)	The vesting dates and amounts for unvested options and stock awards for Mr. Scheinthal are: 8,000 shares of restricted stock vest in equal yearly installments of 4,000 commencing on 4/6/10.
(5)	The vesting dates and amounts for unvested stock awards for Mr. Cantwell are: 1,714 shares of restricted stock which vest in equal yearly installments of 857 commencing on 4/6/10.
(6)

The vesting dates and amounts for unvested options and stock awards for Mr. Roberts are: 5,000 options which vest in equal yearly installments of 1,000 commencing on 1/1/10 and 1,142 shares of restricted stock which vest in equal yearly installments of 571 commencing on 4/6/10.

OPTION EXERCISES AND STOCK VESTED 2009

The following table contains information with respect to options exercised and stock acquired on vesting by the executive officers named above during the fiscal year ended December 31, 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Tilman J. Fertitta	—	—	—	—
Richard H. Liem	—	—	3,000	17,490
Steven L. Scheinthal	50,000	140,037	4,000	23,320
Jeffery L. Cantwell	1,400	4,340	857	4,996
K. Kelly Roberts	5,000	26,800	571	3,329

(1)	Reflects the difference between the market value of the shares at the exercise date and the option exercise price multiplied by the number of shares acquired on exercise.

NON-QUALIFIED DEFERRED COMPENSATION

The following table contains information with respect to the non-qualified deferred compensation plan by the executive officers named above during the fiscal year ended December 31, 2009.

Name	Executive Contributions in 2009 ($) (1)	Aggregate Earnings in 2009 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2009 ($) (2)
Tilman J. Fertitta	—	14,977	—	60,343

Richard H. Liem	—	48,853	—	241,928

Steven L. Scheinthal	—	24,321	127,196	92,639

Jeffrey L. Cantwell	—	16,159	121,306	58,236

K. Kelly Roberts	12,462	23,248	—	106,130

(1)	Amounts in the “Executive Contributions in 2009” column are included in either the “Salary” or “Bonus” column in the Summary Compensation Table, as applicable.
(2)

All amounts shown were previously reported as compensation to each executive officer in the Summary Compensation Table for previous years, except Mr. Roberts who was not listed in the Summary Compensation Table prior to 2006. Total contributions to him prior to 2006 were $20,720.

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

We have hired Clark Consulting to help manage the deferred compensation plan. Clark Consulting has set up an investment vehicle, similar to our 401(k) plan offered to non-executives. The deferred compensation plan allows the participants to allocate and/or reallocate the balance in their account daily among available measurement funds. Therefore, the annual earnings will be dependant upon the portfolio selections made by each participant. During 2009, there was a selection of 14 funds available with a combined average return of 28.31%. During 2009, the best performing fund was Janus Aspen Forty Instl with an annual return of 46.33%. The worst performing fund in 2009 was the PIMCO VIT Real Return Adm with an annual return of 14.06%. The Maxim Money Market had a return of .01%.

We have the discretion to make matching contributions to a participant’s account. In 2009, due to the national economic recession, we elected not to make a matching contribution.

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

EMPLOYMENT AGREEMENTS AND POTENTIAL PAYMENTS UPON

TERMINATION OR CHANGE OF CONTROL

Effective January 1, 2003, we entered into an employment agreement with Tilman Fertitta, our CEO, that sets forth the general terms and conditions of his employment for the term commencing January 1, 2003. The initial term of the contract expired at the end of 2007 and automatically renewed in 2008 for an additional period of five years.

Under the agreement, Mr. Fertitta agrees to serve as our President, CEO and Chairman of the Board for an annual base salary of not less than $1,250,000. The Board is required to review Mr. Fertitta’s salary at least annually to determine if any salary increases are warranted. The agreement provides that Mr. Fertitta shall be entitled to participate in any cash bonus programs established by the Company, and in the absence of a cash bonus program, to receive an annual bonus as determined by the Board and in the range of up to two times Mr. Fertitta’s base salary. The Agreement provides that:

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

•

Mr. Fertitta is entitled to life insurance and other insurance benefits as approved by the Board and provided to other executive officers of the corporation as well as payment or reimbursement of medical expenses or charges not otherwise paid for by Company-provided insurance,

•	the Company shall provide for the security of Mr. Fertitta, and

•

for each year of the agreement, the Company shall make charitable contributions to charities of Mr. Fertitta’s choice of at least $500,000 as well as match Mr. Fertitta’s charitable contributions in an amount not to exceed $250,000 per year.

In addition, the agreement grants to Mr. Fertitta the right to receive stock options and 500,000 shares of restricted stock, to be issued in the amount of 100,000 shares a year over the primary term of the agreement and which vests 10 years from the effective date of the grant. Beginning in 2006, the Company adopted a general policy to grant restricted stock in lieu of options due to the many variables in valuing option awards. In connection with this new policy, the Company amended the employment agreement effective March 14, 2006. Previously, the employment agreement provided that Mr. Fertitta was entitled to an aggregate of 800,000 stock options over the term of the agreement, of which 250,000 were issued in 2004. After it was determined to be in the Company’s best interest to issue restricted stock rather than options, the Company, based on the recommendation of Pearl Meyer & Partners, issued 275,000 shares of restricted stock to the CEO in place of the remaining 550,000 options. The conversion factor was determined based on a report by Pearl Meyer & Partners. The restricted stock will not vest until seven years from the date of the grant.

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

Potential Payments on Termination Following a Change in Control

As described above, our CEO is party to an employment agreement with us and each executive officer is a party to equity award agreements relating to options and restricted stock granted and various plans. These agreements and plans provide that an executive officer is entitled to additional consideration in the event of a termination event. The following sets forth the incremental compensation that would be payable by us to each of our executive officers in the event of the executive officer’s termination of employment with us under various scenarios, which we refer to as “termination events,” including the executive officer’s voluntary resignation, involuntary termination for cause, involuntary termination without cause, termination by the executive for good reason, termination in connection with a change in control, termination in the event of disability, termination in the event of death, and termination in the event of retirement. In accordance with applicable SEC rules, the following discussion assumes:

(a)	that the termination event in question occurred on December 31, 2009, the last business day of 2009; and

(b)	with respect to calculations based on our stock price, we used $21.29, which was the reported closing price of our common stock on December 31, 2009.

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

Element	Involuntary Termination without Cause or for Good Reason ($)		Termination Following a Change in Control ($)		Termination in the Event of Disability ($)		Termination in the Event of Death ($)
Cash	7,119,055	(1)	7,119,055	(1)	5,890,110		5,890,110
Severance Payment (2)	8,100,000		8,100,000		—		—
Health & Security	See	(3)	See	(3)	See	(3)	—
Stock Option Awards (4)	4,184,500		4,184,500		4,184,500		4,184,500
Restricted Stock Awards (5)	16,499,750		16,499,750		16,499,750		16,499,750
280G Excise Gross-Up (6)	20,592,848		20,592,848		11,863,744		11,863,744

Total	56,496,153		56,496,153		38,438,104		38,438,104

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
(3)

Under Mr. Fertitta’s employment agreement, in the case of a termination without cause, for good reason or following a change of control, the Company is obligated to maintain group life insurance, accidental death and dismemberment insurance, hospitalization, surgical, and other insurance coverage in effect immediately prior to the termination event as well as supplemental medical reimbursement and maintain personal security for Mr. Fertitta until the later of Mr. Fertitta’s death, his wife’s death or until all of his children reach the age of 25 or complete college. In the case of a termination in the event of disability or death, Mr. Fertitta is entitled to benefits at least equal to the most favorable benefits provided by the Company to the estates and beneficiaries of other executive level employees of the Company under plans, programs, practices and policies relating to death or disability benefits. In 2009, the approximate cost of the Company provided health insurance and medical expense reimbursement to Mr. Fertitta was $19,645. The cost to us for security services to Mr. Fertitta in 2009 was $289,559.

(4)	Represents immediate vesting of all stock options. The closing price of the Company’s common stock on the NYSE on December 31, 2009, was $21.29 per share.
(5)	Represents immediate vesting of all restricted stock awards. The closing price of the Company’s common stock on the NYSE on December 31, 2009, was $21.29 per share.
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

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	0	0	0
Restricted Stock Awards	127,740	127,740	127,740

Total	127,740	127,740	127,740

Steven L. Scheinthal. Mr. Scheinthal does not have an employment agreement. Therefore, he is not entitled to any compensation payable or benefits upon a termination event except as provided in his equity award agreements.

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	0	0	0
Restricted Stock Awards	170,320	170,320	170,320

Total	170,320	170,320	170,320

Jeffery L. Cantwell. Mr. Cantwell does not have an employment agreement. Therefore, he is not entitled to any compensation payable or benefits upon a termination event except as provided in his equity award agreements.

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	0	0	0
Restricted Stock Awards	36,491	36,491	36,491

Total	36,491	36,491	36,491

K. Kelly Roberts. Mr. Roberts does not have an employment agreement. Therefore, he is not entitled to any compensation payable or benefits upon a termination event except as provided in his equity award agreements.

Element	Termination in Connection with Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)
Stock Option Awards	27,450	27,450	27,450
Restricted Stock Awards	36,470	36,470	36,470

Total	63,920	63,920	63,920

COMPENSATION OF DIRECTORS 2009

Our Directors who are not executive officers received Director’s fees of $36,000 for 2009, plus the expenses incurred by them on our behalf. Non-employee directors also receive $1,000 for each Audit Committee meeting attended. In addition, Messrs. Chadwick (Chairman) and Brimmer served on our Special Committee to review and consider Mr. Fertitta’s going private offer that was made in 2009 and were paid $60,000 each, for their service. In addition, Mr. Taylor earned compensation for serving on the Governance Committee and for consulting and governmental support services prior to his appointment as an Audit Committee member which amount is reflected in the All Other Compensation column. The Board of Directors obtained shareholder approval in 2006 to provide for the issuance of shares of restricted stock upon a non-employee director’s election to the Board. In 2009, the non-employee directors each received 1,000 shares of restricted stock. None of the directors have any perquisites over $10,000.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Michael S. Chadwick (3)	100,000	21,290	—	—	121,290
Joe Max Taylor (4)	79,000	21,290	—	20,000	120,290
Kenneth Brimmer (5)	101,000	21,290	—	—	122,290

(1)	Calculations based on the closing price of the Company’s common stock on the NYSE on December 31, 2009 of $21.29 per share.
(2)	No option awards were issued in 2009.
(3)	At December 31, 2009, Mr. Chadwick had 16,000 options which were exercisable and 500 vested shares of restricted stock and 1,000 shares which vest on 5/7/10 and 5/7/11.
(4)	At December 31, 2009, Mr. Taylor had 3,200 options which were exercisable and restricted stock of 1,000 shares which vest on 5/7/10 and 5/7/11.
(5)	At December 31, 2009, Mr. Brimmer had 10,000 options which were exercisable and 3,000 vested shares of restricted stock and 1,000 shares which vest on 5/7/10 and 5/7/11.

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We are a Controlled Company as such term is defined under the rules of the NYSE and no longer have a compensation committee. Our Board of Directors is now responsible for establishing executive compensation. None of our executive officers served as a director of another corporation whose executive officers served on our Board of Directors. None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire Board of Directors) of another corporation whose executive officers served as one of our Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The following table sets forth, as of April 10, 2010, certain information regarding the beneficial ownership of our common stock by (a) each person we know to own beneficially more than five percent of the outstanding shares of our common stock, (b) each of our directors, (c) each executive officer named in the Summary Compensation Table below, and (d) all of our executive officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. As of April 10, 2010, there were 16,236,435 shares of common stock outstanding. The address of each of Messrs. Fertitta, Scheinthal, Liem, Chadwick, Taylor, Brimmer, Cantwell and Roberts is 1510 West Loop South, Houston, Texas 77027.

Name of Beneficial Owner	Shares Beneficially Owned
	Number	Percent
Executive Officers and Directors
Tilman J. Fertitta (1)	9,694,155	56.9%
Richard H. Liem (2)(3)	31,000	*
Steven L. Scheinthal (2)(3)	48,000	*
Jeffrey L. Cantwell (2)(3)	16,714	*
Kenneth Brimmer (2)(4)	14,713	*
Michael S. Chadwick (2)(4)	17,500	*
Joe Max Taylor (2)(4)	4,200	*
K. Kelly Roberts (2)(3)	2,713	*
5% owners
Dimensional Fund Advisors, LP (5)	1,433,178	8.8%
Pershing Square Capital Management, L.P. (6)	1,544,255	9.5%
UBS AG (7)	1,096,885	6.8%
All executive officers and directors as a group (8 persons) (8)	9,828,995	57.3%

*	Less than 1%.
(1)

Includes 800,000 shares subject to options owned by Mr. Fertitta that are immediately exercisable or will become exercisable within 60 days and 775,000 shares of restricted stock, 500,000 shares of which vest ten years from the effective date of grant and 275,000 shares of which vest seven years from the effective date of grant. 100,000 options expired unexercised on 4/7/10.

(2)	Includes 25,000; 40,000; 15,000; 10,000; 16,000; 3,200 and 1,000 shares subject to options, respectively, for the persons named in the above table, which are exercisable within 60 days.
(3)

Includes restricted stock issued on April 6, 2006 which vests 20% a year over five years from the effective date of grant—6,000 shares for Mr. Liem, 8,000 shares for Mr. Scheinthal, 1,714 shares for Mr. Cantwell and 1,713 shares for Mr. Roberts.

(4)

Includes 1,500, 1,000 and 4,000 shares of restricted stock for Messrs. Chadwick, Taylor and Brimmer, respectively. 1,000 shares of the restricted stock for each of the above named directors vest in equal annual installments on 5/7/10 and 5/7/11. All other shares are vested.

(5)

The address of Dimensional Fund Advisors Inc. is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. The information set forth herein has been compiled from filings made with the SEC on Schedule 13G filed on February 10, 2010.

(6)

The address of Pershing Square Capital Management, L.P. is 888 Seventh Avenue, 42nd Floor, New York, New York 10019. The information set forth herein has been compiled from filings made with the SEC on Schedule 13D on November 20, 2009.

(7)

The address of UBS AG is Bahnhofstrasse 45, P.O. Box CH-8021, Zurich, Switzerland. The information set forth herein has been complied from filings made with the SEC on Schedule 13G filed on February 11, 2010.

(8)

Includes 910,200 shares subject to options for all officers and directors as a group which are, or will become exercisable within 60 days and 798,927 shares of restricted stock. See footnotes (1), (2), (3) and (4) above.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 regarding the number of shares of Common Stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the stockholders (1)	533,703	$23.08	797,000
Equity compensation plans not approved by the stockholders (2)	603,200	$13.82	207,745

Total	1,136,903	$18.16	1,004,745

(1)	We have the following compensation plans under which awards have been issued or are authorized to be issued, which were adopted with stockholder approval:
(a)

The Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan authorizes the issuance of up to 2,162,500 shares. This plan allows awards of non-qualified stock options, which may include stock appreciation rights, to our consultants, employees and non-employee directors. The plan is administered by our Board of Directors. Terms of the award, such as vesting and exercise price, are to be determined by the Board of Directors and set forth in the grant agreement for each award.

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
(a)

The Landry’s Restaurants, Inc. 2003 Equity Incentive Plan authorizes the issuance of up to 700,000 shares. This plan allows awards of both qualified and non-qualified stock options, restricted stock, cash equivalent values, and tandem awards to employees. The plan is administered by our Board of Directors. Terms of the award, such as vesting and exercise price, are to be determined by the Board of Directors and set forth in the grant agreement for each award.

(b)

On July 22, 2002, we issued options to purchase an aggregate of 437,500 shares under individual stock option agreements with individual members of senior management. Options under these agreements were granted at market price and expire ten years from the date of grant. 302,400 options are still outstanding and are all vested.

(c)

On July 22, 2002, we issued options to purchase an aggregate of 6,000 shares to our non-employee directors. Options under these agreements were granted at market price and expire ten years from the date of grant. These options are all vested.

(d)

On March 16, 2001, we issued options to purchase an aggregate of 387,500 shares to our senior management under individual stock option agreements with individual members of senior management. Options under these agreements were granted at $8.50 and expire ten years from the date of grant. 261,300 options are still outstanding and are all vested.

(e)

On March 16 and September 13, 2001, options to purchase an aggregate of 240,000 shares were issued to certain of our individual employees, under individual option grant agreements. Options under these agreements were granted at $8.50 and $15.80, respectively, expire ten years from the date of grant, and are all vested.

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

As permitted by the employment contract between us and the Chief Executive Officer, charitable contributions were made by us to a charitable Foundation that the Chief Executive Officer served as Trustee in the amount of $130,000, $98,000 and $99,000 in 2009, 2008 and 2007, respectively. The contributions were made in addition to the normal salary and bonus permitted under the employment contract.

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

REPORT OF THE AUDIT COMMITTEE

FOR THE YEAR ENDED DECEMBER 31, 2009

The Audit Committee is composed of three Non-Employee Directors and acts under a written charter adopted by the Board of Directors. The Audit Committee has the sole responsibility for the appointment and retention of the Company’s independent registered public accounting firm (“independent auditors”) and the approval of all audit and engagement fees. The Audit Committee meets periodically with management, the internal auditors and the independent auditors regarding accounting policies and procedures, audit results and internal accounting controls. The internal auditors and the independent auditors have free access to the Audit Committee, without management’s presence to discuss the scope and results of their audit work. The Company’s management is primarily responsible for the Company’s financial statements and the quality and integrity of the reporting process, including establishing and maintaining the systems of internal controls over financial reporting and assessing the effectiveness of those controls. The independent auditors, Grant Thornton LLP (“GT”), are responsible for auditing those financial statements and internal controls over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for expressing an opinion on the conformity of the financial statements with accounting principles generally accepted in the United States as well as reporting on the effectiveness of the Company’s internal controls over financial reporting. On behalf of the Board of Directors, the Audit Committee monitors the Company’s financial reporting processes and systems of internal control, the independence and the performance of the independent accountants, and the performance of the internal auditors.

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

In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2009, and matters related to Section 404 of the Sarbanes-Oxley Act of 2002 with the Company’s management and representatives of GT. The Audit Committee discussed with GT the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, the Audit Committee discussed with GT their independence from the Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board (“PCAOB”) Rule 3526, Communication with Audit Committees Concerning Independence, and has received from GT the written disclosure required by the PCAOB.

Based on the reviews and discussions described above, the Audit Committee has recommended to the Company’s Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Audit Committee

Michael S. Chadwick, Chairman
Kenneth Brimmer
Joe Max Taylor

The Audit Committee has again retained GT as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010.

Audit Fees

During the years ended December 31, 2009 and December 31, 2008, the aggregate fees billed by GT for the audit of the Company’s financial statements and for such year and for the reviews of the Company’s interim financial statements were $950,547 and $1,000,812, respectively.

Audit-Related Fees

The Company paid Audit-Related Fees for the fiscal year ended December 31, 2009 to GT in the amount of $295,025. The Company paid Audit-Related Fees for the fiscal year ended December 31, 2008 to GT in the amount of $100,421.

Tax Fees

The Company did not pay any fees for professional services rendered by GT for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 or 2008.

All Other Fees

The Company did not pay any fees for services rendered by GT not reportable as Audit Fees, Audit-Related Fees or Tax Fees for the fiscal years, ended December 31, 2009 or 2008.

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

All of the services provided by the Company’s independent registered public accounting firm during 2009 were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 29th day of April, 2010.

LANDRY’S RESTAURANTS, INC.

/s/ Tilman J. Fertitta
Tilman J. Fertitta Chairman of the Board, President and Chief Executive Officer

Name	Title	Date

/s/ Tilman J. Fertitta Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2010

/s/ Rick H. Liem Rick H. Liem	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	April 29, 2010

/s/ Steven L. Scheinthal Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	April 29, 2010

/s/ Michael S. Chadwick Michael S. Chadwick	Director	April 29, 2010

/s/ Joe Max Taylor Joe Max Taylor	Director	April 29, 2010

/s/ Kenneth Brimmer Kenneth Brimmer	Director	April 29, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit
*31.1	Certification of Chief Executive Officer pursuant to rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to rule 13(a)-14(a)

*	filed herewith