Form 10-Q
period 2010-03-31
LANDRYS RESTAURANTS INC
filed 2010-05-10
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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

AS OF MAY 7, 2010 THERE WERE

16,236,435 SHARES OF $0.01 PAR VALUE

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K as amended by our Form 10-K/A for the fiscal year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2010.

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

This report includes certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Form 10-Q. These factors include or relate to the following:

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

•	risks that the termination of the 2009 merger agreement may disrupt current plans and operations and create employee retention difficulties;

•	the impact of future commodity prices;

•	the availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effects of local and national economic, credit and capital market conditions on the economy in general and our business in particular;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	our expectations of the continued availability and cost of capital resources;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality and cyclical nature of our business;

•	weather and acts of God;

•	the ability to maintain existing management;

•	the impact of potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	the impact of potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	the effects of “climate change” on our operation;

•	the effects of the oil spill in the Gulf of Mexico on the availability and price of certain seafood;

•	food, labor, fuel and utilities costs; and

•	the other factors discussed under “Risk Factors,” included in our Form 10-K for the year ended December 31, 2009.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed herein may not occur. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under Item 1A. “Risk Factors” and elsewhere in our Form 10-K for the year ended December 31, 2009. We assume no obligation to modify or revise any forward looking statements to reflect any subsequent events or circumstances arising after the date that the statement was made.

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,753,193	$71,584,322
Restricted cash and cash equivalents	73,150,570	73,076,532
Accounts receivable - trade and other, net	29,749,012	28,730,944
Inventories	28,141,720	27,558,494
Deferred taxes	4,475,271	15,658,214
Assets related to discontinued operations	1,960,344	2,960,514
Other current assets	14,115,955	13,364,757

Total current assets	190,346,065	232,933,777

PROPERTY AND EQUIPMENT, net	1,324,536,246	1,334,334,637
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	38,660,217	38,719,325
OTHER ASSETS, net	78,096,084	75,552,531

Total assets	$1,650,166,159	$1,700,067,817

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,081,302	$64,320,097
Accrued liabilities	132,101,605	122,275,958
Current portion of long-term notes and other obligations	30,114,450	30,181,424
Liabilities related to discontinued operations	1,705,910	2,850,225

Total current liabilities	218,003,267	219,627,704

LONG-TERM NOTES, NET OF CURRENT PORTION	994,080,217	1,064,758,656
OTHER LIABILITIES	107,438,723	103,808,585

Total liabilities	1,319,522,207	1,388,194,945

COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTEREST	10,540,193	10,318,386
EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,237,851 shares issued and outstanding	162,379	162,379
Additional paid-in capital	228,203,235	227,386,478
Retained earnings	114,324,636	99,998,441
Accumulated other comprehensive loss	(23,586,491)	(26,992,812)

Total stockholders’ equity	319,103,759	300,554,486

Noncontrolling interest	1,000,000	1,000,000

Total equity	320,103,759	301,554,486

Total liabilities and equity	$1,650,166,159	$1,700,067,817

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2010	2009
REVENUES:
Restaurant and hospitality	$199,244,432	$200,275,650
Gaming:
Casino	36,817,799	35,968,289
Rooms	14,113,374	12,405,816
Food and beverage	11,100,705	10,486,228
Other	3,917,411	3,612,364
Promotional allowances	(6,462,848)	(6,458,364)

Net gaming revenue	59,486,441	56,014,333

Total revenue	258,730,873	256,289,983

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	49,009,067	49,663,525
Labor	58,495,159	57,995,708
Other operating expenses	50,602,023	40,873,669
Gaming:
Casino	18,430,224	19,620,490
Rooms	5,927,294	5,609,715
Food and beverage	6,341,599	5,701,286
Other	14,564,401	12,364,687
General and administrative expense	12,698,887	12,058,150
Depreciation and amortization	19,104,021	17,760,491
Gain on insurance claims	(1,237,856)	(3,482,897)
Gain on disposal of assets	(938,268)	(622,299)
Pre-opening expenses	92,614	256,164

Total operating costs and expenses	233,089,165	217,798,689

OPERATING INCOME	25,641,708	38,491,294

OTHER EXPENSE (INCOME):
Interest expense, net	29,033,698	24,614,574
Other, net	(22,644,192)	4,134,412

Total other expense	6,389,506	28,748,986

Income from continuing operations before income taxes	19,252,202	9,742,308
Provision for income taxes	4,666,214	2,387,581

Income from continuing operations	14,585,988	7,354,727
Loss from discontinued operations, net of taxes	(37,986)	(50,903)

Net income	14,548,002	7,303,824
Less: Net income attributable to noncontolling interest	221,807	230,578

Net income attributable to Landry’s	14,326,195	7,073,246
Less: Accretion of redeemable noncontrolling interest	—	1,064,763

Net income available to Landry’s common stockholders	$14,326,195	$6,008,483

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

EARNINGS (LOSS) PER SHARE INFORMATION

Amounts available to Landry’s common stockholders:

BASIC
Income from continuing operations	$0.88	$0.37
Loss from discontinued operations	—	—

Net income	$0.88	$0.37

Weighted average number of common shares outstanding	16,240,000	16,140,000
DILUTED
Income from continuing operations	$0.87	$0.37
Loss from discontinued operations	—	—

Net income	$0.87	$0.37

Weighted average number of common and common share equivalents outstanding	16,500,000	16,155,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

		Equity
		Stockholder’s Equity
				Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total	Comprehensive Income
	Redeemable Noncontrolling Interest	Common Stock			Retained Earnings
		Shares	Amount
Balance, December 31, 2009	$10,318,386	16,237,851	$162,379	$227,386,478	$99,998,441	$(26,992,812)	$1,000,000	$301,554,486	$—
Net income	221,807	—	—	—	14,326,195	—	—	14,326,195	14,548,002
Ineffective portion of swaps associated with debt repurchase	—	—	—	—	—	5,548,549	—	5,548,549	5,548,549
Loss on interest rate swaps, net of tax benefit of $1,153,507	—	—	—	—	—	(2,142,228)	—	(2,142,228)	(2,142,228)
Stock based compensation expense	—	—	—	816,757	—	—	—	816,757	—

Balance, March 31, 2010	$10,540,193	16,237,851	$162,379	$228,203,235	$114,324,636	$(23,586,491)	$1,000,000	$320,103,759	$17,954,323

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,548,002	$7,303,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,104,021	17,760,491
Gain on debt repurchase	(32,998,237)	—
Gain on disposition of assets	(938,268)	(622,299)
Gain on insurance claims	(1,237,856)	(3,482,897)
Changes in assets and liabilities, net and other	23,517,496	(7,092,148)

Total adjustments	7,447,156	6,563,147

Net cash provided by operating activities	21,995,158	13,866,971
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(16,376,252)	(42,494,299)
Proceeds from asset dispositions	1,697,756	5,471,859
Increase in restricted cash and cash equivalents	(74,038)	—

Net cash used in investing activities	(14,752,534)	(37,022,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	—	(37,416)
Proceeds from exercise of stock options	—	21,250
Payments of debt and related expenses	(34,718,332)	(65,120)
Financing proceeds	—	390,040,000
Repayment of bonds	—	(398,362,000)
Debt issuance costs	(1,891,444)	(17,350,710)
Proceeds from credit facility	73,392,802	150,118,419
Payments on credit facility	(76,856,779)	(79,227,054)

Net cash (used in) provided by financing activities	(40,073,753)	45,137,369
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(32,831,129)	21,981,900
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,584,322	51,066,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,753,193	$73,048,705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$14,812,373	$19,274,951
Income taxes	$(8,819)	$(367,446)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names Landry’s Seafood House, Charley’s Crab, The Chart House, Saltgrass Steak House, Rainforest Café, and The Oceanaire Seafood Room. In addition, we own and operate domestically and license internationally rainforest themed restaurants under the trade name Rainforest Cafe, and we own and operate the Golden Nugget Hotels and Casinos in downtown Las Vegas and Laughlin, Nevada and the Kemah Boardwalk in Kemah, Texas.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, except for the consolidated balance sheet as of December 31, 2009. The financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which we consider necessary for fair presentation of our financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information is contained in our December 31, 2009, consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K, as amended by our filing on Form 10-K/A.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2010, consist primarily of interest rate swaps (Note 5), for which the lowest level of input significant to their fair value measurement is Level 2. As of March 31, 2010, the fair value of the interest rate swap liabilities totaled $64.8 million, of which $36.3 million are designated and qualify as hedges and the remaining $28.5 million do not qualify as hedges. As of December 31, 2009, the fair value of the interest rate swap liabilities totaled $60.0 million, of which $41.5 million are designated and qualify as hedges and the remaining $18.5 million do not qualify as hedges. These amounts are recorded as other long term liabilities in our consolidated balance sheets. In connection with a non-qualified deferred compensation plan, we use a Rabbi Trust to fund obligations of the plan. The market value of the trust assets as of March 31, 2010 and December 31, 2009 was $4.1 million and $4.0 million respectively, as determined using Level 1 inputs, is included in other assets, net and the liability to plan participants is included in other long term liabilities in our consolidated balance sheets.

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

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Libor + 3.0% (1% PIK) Revolving credit facility due June 2013	$36,922,622	$28,338,112	$44,755,040	$30,964,893
Libor + 6.0% (2.0% floor) Revolving credit facility due November 2013	28,000,000	28,000,000	24,000,000	24,270,000
Libor + 6.0% (2.0% floor) Term Loan due November 2013	149,262,942	152,600,000	153,014,556	154,735,970
Libor + 3.0% (1% PIK) First Lien Term Loan due June 2014	325,044,606	249,471,735	325,495,365	225,202,106
Libor + 3.25% Second Lien Term Loan due November 2014	68,987,233	27,594,893	131,817,628	53,386,139
7.0% Seller note due November 2014	4,000,000	3,134,432	4,000,000	4,033,937
7.5% Senior Notes due December 2014	783,000	726,809	783,000	588,973
9.5% Senior Notes due December 2014	735,000	735,000	735,000	665,175
11 5/8% Senior Notes due December 2015	400,355,556	436,987,500	400,168,809	424,178,938
9.39% non-recourse note payable due May 2010	10,103,708	9,888,389	10,170,682	10,471,319

	$1,024,194,667	$937,476,870	$1,094,940,080	$928,497,450

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not impact our financial position, cash flows or results of operations.

In June 2009, the FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. We adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not impact our financial position, cash flows or results of operations.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. We adopted the new accounting guidance beginning January 1, 2010. This update had no impact on our financial position, cash flows or results of operations.

Other Matters

Our Chairman and Chief Executive Officer controls over 50% of our voting common stock and he is able to control the election of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. He will also have the power to prevent or cause a change in control unless he chooses not to as is the case in the pending Merger, and could take other actions that might be desirable to him but not to other stockholders.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. HURRICANE IKE

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. The Kemah and Galveston properties had been a significant driver of our overall performance in 2008. All Houston, Galveston and Kemah restaurants have reopened. The difference between impairments of book value arising from Hurricane Ike damage and the associated insurance proceeds resulted in the recognition of a $1.2 million and a $3.5 million gain during the three months ended March 31, 2010 and 2009, respectively.

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

On November 17, 2006, we completed the sale of 120 Joe’s restaurants to an unaffiliated entity for approximately $192.0 million, including the assumption of certain working capital liabilities which were finalized in 2009. In connection with the sale, we recorded pre-tax impairment charges and a loss on disposal totaling $49.2 million.

We expect to sell the land and improvements belonging to the remaining restaurants in the disposal plan, or abandon those locations, during the next twelve months.

The results of discontinued operations for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Revenues	$—	$—
Loss from discontinued operations before income taxes	(60,875)	(81,575)
Income tax benefit on discontinued operations	(22,889)	(30,672)

Net loss from discontinued operations	$(37,986)	$(50,903)

We continually monitor unfavorable cash flows, if any, relating to under performing restaurants. Periodically, we may conclude certain properties have become impaired based on the existing and anticipated future economic outlook or expected sales prices for such properties determined through analysis of their respective market areas or sales contracts. No impairment charges were recorded during the three months ended March 31, 2010 and 2009.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	March 31, 2010	December 31, 2009
Payroll and related costs	$25,640,406	$22,120,315
Rent and insurance	30,001,491	28,605,202
Taxes, other than payroll and income taxes	15,780,499	19,717,328
Deferred revenue (gift cards and certificates)	16,138,554	17,537,349
Accrued interest	18,917,652	7,268,622
Casino deposits, outstanding chips and other gaming	9,125,394	10,120,470
Other	16,497,609	16,906,672

	$132,101,605	$122,275,958

5. DEBT

On April 28, 2010, we announced the completion of an offering of an additional $47.0 million aggregate principal amount of 11 5/8% senior secured notes due 2015 (the “Additional Notes”) unconditionally guaranteed on a senior secured basis by all of our current and future domestic restricted subsidiaries (the “Guarantors”). The Additional Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons in accordance with Regulation S under the Securities Act. The Additional Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration under the Securities Act. Gross proceeds from the Additional Notes of approximately $49.8 million were used to pay for the acquisition of The Oceanaire, Inc. (“Oceanaire”), to reduce outstanding revolver balances and for general corporate purposes.

The Additional Notes will have the same terms and will be part of the same series as the $406.5 million aggregate principal amount of 11 5/8% senior secured notes due 2015 (the “Initial Notes” and together with the Additional Notes, the “Notes”) which were issued in a private placement which closed on November 30, 2009. The gross proceeds from the offering and sale of the Initial Notes were $400.1 million.

The Notes will mature on December 1, 2015. Interest on the Notes will accrue from November 30, 2009, the date of original issuance of the Initial Notes, at a fixed interest rate of 11 5/8% and the Company will pay interest twice a year, on each December 1 and June 1, beginning June 1, 2010. The Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by the Guarantors and are secured by a second lien position on substantially all assets of the Company and the Guarantors. At any time prior to December 1, 2012, the Company may redeem up to 35% of the Notes at a redemption price of 111.625% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Additionally, on or after December 1, 2012, the Company may redeem all or a part of the Notes at a premium that will decrease over time as described in the Indenture dated November 30, 2009, as amended (the “Indenture”), among the Company, the Guarantors, Deutsche Bank Trust Company Americas, as collateral agent, and Wilmington Trust FSB, as successor trustee to Deutsche Bank Trust Company Americas. The Company is required to offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest, if it experiences a change in control as defined in the Indenture.

On April 26, 2010, we and the Guarantors commenced an offer to exchange the Initial Notes for notes registered under the Securities Act, having substantially identical terms as the Initial Notes.

The Indenture under which the Notes have been issued contains covenants that will limit the ability of the Company and the Guarantors to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments; create or incur liens; incur dividend or other payment restrictions affecting certain subsidiaries; consummate a merger, consolidate or sell of all or substantially all of our assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; engage in business other than a business that is the same or similar to the current business and reasonably related businesses; take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes.

On November 30, 2009, we also amended and restated our Credit Agreement to allow us to borrow $235.6 million (the Amended Credit Facility). The Amended Credit Facility provides for a term loan of $160.6 million and a revolving credit line of $75.0 million. The obligations under the Amended Credit Facility are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all assets of Landry’s and the Guarantors. On April 27, 2010, we also amended the Amended Credit Facility to allow for the issuance of the Additional Notes and the acquisition of Oceanaire.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Proceeds from the Initial Notes and the Amended Credit Facility were used to repay all of our outstanding 14.0% Senior Secured Notes due 2011, pay fees and expenses and provide approximately $73.0 million in restricted cash available to complete a proposed merger of an affiliate of Tilman Fertitta and us. In connection with the repayment of the 14.0% Senior Secured Notes, we expensed $35.6 million in interest expense during the fourth quarter of 2009, primarily associated with early recognition of unamortized discount and deferred loan costs.

During 2008, there was a fully funded financing commitment which included up to $250.0 million in term loans. On December 19, 2008, we entered into an $81.0 million interim senior secured credit facility to fund a portion of the commitment. The interim senior secured credit facility provided for a $31.0 million senior secured term loan facility and a $50.0 million senior secured revolving credit facility, the proceeds of which were used to refinance the remaining outstanding indebtedness under our previously issued and outstanding senior credit facility and to pay related transaction fees and expenses.

We subsequently funded an additional $135.0 million under the commitment by entering into a $215.6 million Amended and Restated Credit Agreement dated as of February 13, 2009 (the “Credit Agreement”) which included the $81.0 million interim senior secured credit facility. The Credit Agreement provided for a term loan of $165.6 million, which included the $31.0 million term loan, and the revolving credit line of $50.0 million that was previously funded. The obligations under the Credit Agreement were unconditionally guaranteed by the Guarantors and were secured by a first lien position on substantially all of our assets.

On February 13, 2009, we completed an offering of $295.5 million in aggregate principal amount of 14.0% Senior Secured Notes due 2011 (the “Series A Notes”). The gross proceeds from the offering and sale of the Series A Notes were $260.0 million. The Series A Notes were unconditionally guaranteed on a senior secured basis as to principal, premium by the Guarantors and were secured by a second lien position on substantially all of our and the Guarantors’ assets. The Series A Notes were issued pursuant to an indenture, dated as of February 13, 2009 among us, the Guarantors and Deutsche Bank Trust Company America, as Trustee and as Collateral Agent. On July 10, 2009, we and the Guarantors filed a registration statement with respect to an offer to exchange the Series A Notes for notes registered under the Securities Act, having substantially identical terms as the Series A Notes.

On August 14, 2009, we completed our offer to exchange $295.5 million in aggregate principal amount of 14.0% Senior Secured Notes due 2011 (the “Series B Notes”), that have been registered under the Securities Act, for the Series A Notes. An aggregated principal amount of $260.5 million of Series A Notes were exchanged for Series B Notes pursuant to the offer and an aggregate principal amount of $27.0 million Series A Notes were exchanged for Series B Notes pursuant to private exchange. The total principal amount of notes exchanged was $287.5 million.

We used the proceeds from the 2009 Notes offering, together with borrowings under the Credit Agreement to refinance our previous $395.7 million aggregate principal amount of 9.5% senior notes due 2014 (the “9.5% Notes”) and $4.3 million aggregate principal amount of 7.5% senior notes due 2014 (the “7.5% Notes” and, together with the 9.5% Notes, the “Previous Notes”). As of March 31, 2010, $0.8 million of our 7.5% Notes and $0.7 million of our 9.5% Notes remained outstanding. In addition, we paid a redemption premium of approximately $4.0 million in connection with the repurchase of the Previous Notes.

In connection with the refinancing of our Previous Notes, on December 23, 2008, we commenced separate cash tender offers (each a “tender offer” and together, the “tender offers”) to purchase any and all of our outstanding 9.5% Notes and 7.5% Notes for a purchase price of 101% of the principal amount thereof. In conjunction with the tender offers, we solicited consents of at least a majority of the aggregate principal amount of each of the outstanding 9.5% Notes and 7.5% Notes to certain proposed amendments to each of the indentures governing Previous Notes to eliminate most of the restrictive covenants and certain events of default and to amend certain other provisions contained in the indentures and related notes. We executed supplemental indentures with U.S. Bank National Association, as trustee, to effectuate the amendments to the indentures governing the Previous Notes, which became operative upon the consummation of the tender offers.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concurrently with the First Lien Second Amendment, the Golden Nugget entered into Amendment No. 2 and Waiver to the Second Lien Credit Agreement (Second Lien Second Amendment) by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions parties thereto, dated June 14, 2007. The Second Lien Second Amendment replaced the existing second lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum CAPEX covenants and waived certain potential defaults under the existing Second Lien Credit Agreement. The Second Lien Second Amendment advances the maturity date on the second lien facility from December 31, 2014 to November 2, 2014. The maturity date on our existing $4.0 million seller note was extended to November 2, 2014 from November 2, 2010.

In connection with these amendments, affiliates of the Golden Nugget agreed to provide $50.0 million in additional funds to the Golden Nugget in return for non-interest bearing subordinated notes. $20.0 million of these funds was used for operating liquidity and to pay fees and expenses associated with the amendments. $30.0 million was available to purchase second lien indebtedness at 40% of face value. At closing, approximately $62.8 million of second lien indebtedness was acquired and retired at 40% of face value and accordingly, a $33.0 million gain was recognized in other income, net during the three months ended March 31, 2010. The remaining balance of the $30.0 million not used to purchase second lien debt by December 31, 2010, if any, will be used to purchase first lien debt at par value. All such purchased debt shall be immediately retired. The Golden Nugget may also incur up to an additional $8.0 million in affiliate subordinated debt during the remaining term of the First Lien Credit Agreement to meet liquidity requirements.

On September 25, 2009, an unrestricted subsidiary of Landry’s completed the acquisition of $33.2 million face amount of Golden Nugget second lien term loan debt through a dutch tender and open market purchases at a weighted average cost approximating 41% of face value. In connection with the debt purchases, the unrestricted subsidiary agreed to forgive the face amount of the debt acquired and accordingly, a $19.4 million gain was recognized in other income, net during the three months ended September 30, 2009.

Previously in June 2007, Golden Nugget, Inc., had completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at March 31, 2010. In addition, the credit facility requires a commitment fee on the unfunded portion for the $50.0 million revolving credit facility. The second lien term loan matures on November 2, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at March 31, 2010. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

        Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

swaps and all of the second lien swaps as cash flow hedges. The swaps mirror the terms of the underlying debt and reset using the same index and terms. As of March 31, 2010, an aggregate $96.0 million in second lien term loan debt has been repurchased and retired, and as such a proportional share of the second lien swaps are no longer an effective cash flow hedge. Accordingly, an $8.9 million non-cash expense associated with this portion of the swaps was recorded as other expense for the three months ended March 31, 2010. At March 31, 2010, the remaining portion of these swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in accumulated other comprehensive loss at March 31, 2010 and December 31, 2009 are unrealized losses, net of income taxes, totaling $23.6 million and $27.0 million, respectively, related to these hedges. For the three months ended March 31, 2010 and 2009, the impact of these interest rate swaps was to increase interest expense by $6.4 million and $5.4 million, respectively. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. A non-cash expense of approximately $1.1 million was recorded related to these interest rate swaps for the three months ended March 31, 2010, while a non-cash gain of approximately $0.4 million was recorded for the three months ended March 31, 2009.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. As of March 31, 2010, we were in compliance with all such covenants. As of March 31, 2010, we had approximately $19.1 million in letters of credit outstanding, and our available borrowing capacity was approximately $36.0 million.

As a primary result of the extraordinary disruption to the credit markets in 2009, our 2009 financing carried substantially higher interest rates and original issue discount than the previous debt instruments. In addition, the Golden Nugget amendments increase its cash interest rate by 0.5% annually and its total interest rate by 1.5% annually on all first lien debt. These higher interest rates, combined with additional borrowing to provide liquidity and pay fees and expenses for the financing as well as funding the hotel tower at the Golden Nugget, will result in substantially higher interest expense over at least the next few years.

Long-term debt is comprised of the following:

	March 31, 2010	December 31, 2009
$75.0 million revolving credit facility, Libor + 6.0% (floor 2%), due November 2013	$28,000,000	$24,000,000
$160.6 million Term loan, Libor + 6.0% (floor 2%) $4.0 million principal paid quarterly beginning June 30, 2009, due November 2013	149,262,942	153,014,556
Senior Notes, 9.5% interest only, due December 2014	735,000	735,000
Senior Notes, 7.5% interest only, due December 2014	783,000	783,000
$406.5 million Senior Notes, 11 5/8% interest only, due December 2015	400,355,556	400,168,809
$47.0 million revolving credit facility, Libor + 3.0%, (1% PIK) due June 2013	36,922,622	44,755,040
$327.0 million First Lien Term Loan, Libor + 3.0%, (1% PIK) 1% of principal paid quarterly beginning September 30, 2009, due June 2014	325,044,606	325,495,365
$165.0 million Second Lien Term Loan, Libor + 3.25%, interest only, due November 2014	68,987,233	131,817,628
Non-recourse note payable, 9.39% interest, principal and interest aggregate $101,762 monthly, due May 2010	10,103,708	10,170,682
$4.0 million seller note, 7.0%, interest paid monthly, due November 2014	4,000,000	4,000,000

Total debt	1,024,194,667	1,094,940,080
Less current portion	(30,114,450)	(30,181,424)

Long-term portion	$994,080,217	$1,064,758,656

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings per share is as follows:

	Three Months Ended March 31,
	2010	2009
Amounts available to Landry’s common stockholders:
Income from continuing operations	$14,364,181	$6,059,386
Loss from discontinued operations	(37,986)	(50,903)

Net income	$14,326,195	$6,008,483

Weighted average common shares outstanding—basic	16,240,000	16,140,000
Dilutive common stock equivalents:
Stock options	260,000	15,000

Weighted average common and common share equivalents outstanding—diluted	16,500,000	16,155,000
Earnings per share—basic
Income from continuing operations	$0.88	$0.37
Loss from discontinued operations, net of taxes	—	—

Net income	$0.88	$0.37

Earnings per share—diluted
Income from continuing operations	$0.87	$0.37
Loss from discontinued operations, net of taxes	—	—

Net income	$0.87	$0.37

7. STOCK-BASED COMPENSATION

GAAP requires the recognition of the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. We have several stock-based employee compensation plans, which are more fully described in our 2009 Annual Report on Form 10-K, as amended.

For the three months ended March 31, 2010 and 2009, total stock-based compensation expense, which includes both stock options and restricted stock, totaled $0.8 million and $0.9 million, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

No restricted stock or stock options were granted during the three months ended March 31, 2010.

8. INCOME TAXES

As of January 1, 2010, we had approximately $15.1 million of unrecognized tax benefits, including $2.4 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. There were no material changes in unrecognized benefits for the three months ended March 31, 2010. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions at March 31, 2010. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state and local income tax matters have been concluded for years through 2004.

9. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of March 31, 2010, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $2.0 million, including completion of construction of certain new restaurants. We estimate aggregate capital expenditures for the remainder of the year to be approximately $19.0 million.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

On February 24, 2006, we acquired 80% of T-Rex Cafe, Inc. from Schussler Creative, Inc. (SCI). The agreement with SCI provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us at a calculated amount as determined in the agreement no earlier than January 2010. During the first quarter of 2009, we determined the redemption was probable and began accreting to the expected redemption value on the expected redemption date as an increase to non-controlling interest in temporary equity and a decrease to retained earnings in our consolidated balance sheets. As of December 31, 2009, the total expected redemption value had been fully accreted.

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded expenses of $3.0 million and $3.5 million for the three months ended March 31, 2010 and 2009, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future default under any of such leased locations, we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and/or cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $58.0 million at March 31, 2010. We have recorded a liability of $1.5 million with respect to these obligations where it is probable that we will make future cash payments.

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

On April 27, 2010, we announced that in connection with the above litigation Tilman J. Fertitta reached a tentative agreement with the plaintiff’s attorneys to settle the stockholders derivative claim and certain other claims in connection with Mr. Fertitta’s proposal to merge the Company into his wholly-owned company, and that Mr. Fertitta further agreed to increase the price to be paid to the Company’s stockholders other than Mr. Fertitta to $21.00 per share in cash in a merger of the Fertitta affiliate with the Company. Despite this announcement, a final agreement has not been agreed upon, and there is no assurance that a final agreement will in fact be reached.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 17, 2009, Robert Caryer filed a class action petition in the District Court of Harris County, 125 th Judicial District. The lawsuit is styled Robert Caryer, individually and on behalf of all other similarly situated v. Landry’s Restaurants, Inc., Tilman J. Fertitta, Steve L. Scheinthal, Kenneth Brimmer, Michael S. Chadwick, Joe Max Taylor and Richard H. Liem. Plaintiff has alleged that in connection with the proposed merger transaction, defendants have violated their fiduciary duties, duties of loyalty and good faith and fair dealing and have placed an artificial lid on the price of our stock by announcing a transaction at an inadequate price. Plaintiff seeks to enjoin the transaction until we adopt procedures and a process to obtain the highest price for shareholders, or alternatively to rescind the transaction. We believe this action is without merit and intend to vigorously contest this matter.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended March 31,
	2010	2009
Revenue:
Restaurant and hospitality	$199,244,432	$200,275,650
Gaming	59,486,441	56,014,333

Total	$258,730,873	$256,289,983

Unit level profit:
Restaurant and hospitality	$41,138,183	$51,742,748
Gaming	14,222,923	12,718,155

Total	$55,361,106	$64,460,903

Depreciation, amortization and impairment:
Restaurant and hospitality	$11,967,688	$12,424,861
Gaming	7,136,333	5,335,630

Total	$19,104,021	$17,760,491

Income before taxes:
Unit level profit	$55,361,106	$64,460,903
Depreciation, amortization and impairment	19,104,021	17,760,491
General and administrative	12,698,887	12,058,150
Gain on insurance claims	(1,237,856)	(3,482,897)
Loss (gain) on disposal of assets	(938,268)	(622,299)
Pre-opening	92,614	256,164
Interest expense, net	29,033,698	24,614,574
Other expense (income)	(22,644,192)	4,134,412

Consolidated income from continuing operations before taxes	$19,252,202	$9,742,308

	March 31, 2010	December 31, 2009
Segment assets:
Restaurant and hospitality	$766,717,098	$805,375,785
Gaming	690,600,301	703,718,596
Corporate and other (1)	192,848,760	190,973,436

	$1,650,166,159	$1,700,067,817

(1)	Includes intersegment eliminations and assets and liabilities related to discontinued operations

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. SUPPLEMENTAL GUARANTOR INFORMATION

In November 2009, we issued, in a private offering, $406.5 million of 11 5/8% Senior Secured Notes due in 2015 (see Note 5). These notes are fully and unconditionally and joint and severally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

March 31, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,524,136	$35,934,087	$(705,030)	$38,753,193
Restricted cash and cash equivalents	73,150,570	—	—	—	73,150,570
Accounts receivable—trade and other, net	17,918,893	7,190,807	4,639,312	—	29,749,012
Inventories	12,203,864	12,963,345	2,974,511	—	28,141,720
Deferred taxes	94,201	949,113	3,431,957	—	4,475,271
Assets related to discontinued operations	1,500,000	460,344	—	—	1,960,344
Other current assets	6,097,712	2,657,195	5,361,048	—	14,115,955

Total current assets	110,965,240	27,744,940	52,340,915	(705,030)	190,346,065

PROPERTY AND EQUIPMENT, net	8,116,871	641,428,692	674,990,683	—	1,324,536,246
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	2,105,814	8,468,181	28,086,222	—	38,660,217
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	827,911,516	11,321,727	(193,289,624)	(645,943,619)	—
OTHER ASSETS, net	56,172,412	1,920,345	20,003,327	—	78,096,084

Total assets	$1,005,271,853	$709,411,432	$582,131,523	$(646,648,649)	$1,650,166,159

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,140,384	$20,062,242	$15,583,706	$(705,030)	$54,081,302
Accrued liabilities	53,656,166	43,184,642	35,260,797	—	132,101,605
Current portion of long-term debt and other obligations	16,735,000	—	13,379,450	—	30,114,450
Liabilities related to discontinued operations	—	1,705,910	—	—	1,705,910

Total current liabilities	89,531,550	64,952,794	64,223,953	(705,030)	218,003,267

LONG-TERM NOTES, NET OF CURRENT PORTION	562,401,498	—	431,678,719	—	994,080,217
OTHER LIABILITIES	22,694,853	18,628,665	66,115,205	—	107,438,723

Total liabilities	674,627,901	83,581,459	562,017,877	(705,030)	1,319,522,207

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interest	10,540,193	—	—	—	10,540,193
TOTAL EQUITY	320,103,759	625,829,973	20,113,646	(645,943,619)	320,103,759

Total liabilities and equity	$1,005,271,853	$709,411,432	$582,131,523	$(646,648,649)	$1,650,166,159

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

December 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,074,225	$68,574,641	$(1,064,544)	$71,584,322
Restricted cash and cash equivalents	73,076,532	—	—	—	73,076,532
Accounts receivable—trade and other, net	17,268,549	8,097,176	3,365,219	—	28,730,944
Inventories	10,918,326	13,524,572	3,115,596	—	27,558,494
Deferred taxes	11,310,384	980,806	3,367,024	—	15,658,214
Assets related to discontinued operations	2,500,000	460,514	—	—	2,960,514
Other current assets	6,314,582	2,632,425	4,417,750	—	13,364,757

Total current assets	121,388,373	29,769,718	82,840,230	(1,064,544)	232,933,777

PROPERTY AND EQUIPMENT, net	8,471,808	646,800,684	679,062,145	—	1,334,334,637
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	2,079,922	8,468,181	28,171,222	—	38,719,325
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	800,537,567	(12,976,475)	(179,551,749)	(608,009,343)	—
OTHER ASSETS, net	45,907,510	1,951,878	27,693,143	—	75,552,531

Total assets	$978,385,180	$692,541,533	$638,214,991	$(609,073,887)	$1,700,067,817

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,055,261	$19,845,357	$24,484,023	$(1,064,544)	$64,320,097
Accrued liabilities	43,341,610	45,191,555	33,742,793	—	122,275,958
Income taxes payable	—	740,874	—	(740,874)	—
Current portion of long-term debt and other obligations	16,735,000	—	13,446,424	—	30,181,424
Liabilities related to discontinued operations	—	2,850,225	—	—	2,850,225

Total current liabilities	81,131,871	68,628,011	71,673,240	(1,805,418)	219,627,704

LONG-TERM NOTES, NET OF CURRENT PORTION	561,966,365	—	502,792,291	—	1,064,758,656
DEFERRED TAXES	—	1,862,190	—	(1,862,190)	—
OTHER LIABILITIES	23,414,072	19,140,020	61,254,493	—	103,808,585

Total liabilities	666,512,308	89,630,221	635,720,024	(3,667,608)	1,388,194,945

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interest	10,318,386	—	—	—	10,318,386
TOTAL EQUITY	301,554,486	602,911,312	2,494,967	(605,406,279)	301,554,486

Total liabilities and equity	$978,385,180	$692,541,533	$638,214,991	$(609,073,887)	$1,700,067,817

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended March 31, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$539,182	$197,068,211	$2,601,338	$(964,299)	$199,244,432
Gaming:
Casino	—	—	36,817,799	—	36,817,799
Rooms	—	—	14,113,374	—	14,113,374
Food and beverage	—	—	11,100,705	—	11,100,705
Other	—	—	3,917,411	—	3,917,411
Promotional allowances	—	—	(6,462,848)	—	(6,462,848)

Net gaming revenue	—	—	59,486,441	—	59,486,441

Total revenue	539,182	197,068,211	62,087,779	(964,299)	258,730,873

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	48,609,232	399,835	—	49,009,067
Labor	—	57,748,691	746,468	—	58,495,159
Other operating expenses	186,254	50,198,824	1,181,244	(964,299)	50,602,023
Gaming:
Casino	—	—	18,430,224	—	18,430,224
Rooms	—	—	5,927,294	—	5,927,294
Food and beverage	—	—	6,341,599	—	6,341,599
Other	—	—	14,564,401	—	14,564,401
General and administrative expense	12,698,887	—	—	—	12,698,887
Depreciation and amortization	876,485	10,694,335	7,533,201	—	19,104,021
Gain on insurance claims	—	(669,826)	(568,030)	—	(1,237,856)
Loss (gain) on disposal of assets	(938,268)	—	—	—	(938,268)
Pre-opening expenses	—	92,614	—	—	92,614

Total operating costs and expenses	12,823,358	166,673,870	54,556,236	(964,299)	233,089,165

OPERATING INCOME	(12,284,176)	30,394,341	7,531,543	—	25,641,708
OTHER EXPENSES (INCOME):
Interest expense, net	17,611,480	(32)	11,422,250	—	29,033,698
Other, net	(101,470)	97,798	(22,640,520)	—	(22,644,192)

Total other expense	17,510,010	97,766	(11,218,270)	—	6,389,506

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(29,794,186)	30,296,575	18,749,813	—	19,252,202
PROVISION (BENEFIT) FOR INCOME TAXES	(7,211,169)	7,339,928	4,537,455	—	4,666,214

INCOME (LOSS) FROM CONTINUING OPERATIONS	(22,583,017)	22,956,647	14,212,358	—	14,585,988
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(37,986)	—	—	(37,986)
EQUITY IN EARNINGS OF SUBSIDIARIES	37,131,019	—	—	(37,131,019)	—

NET INCOME (LOSS)	14,548,002	22,918,661	14,212,358	(37,131,019)	14,548,002
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	221,807	—	—	—	221,807

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	14,326,195	22,918,661	14,212,358	(37,131,019)	14,326,195
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	—	—

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$14,326,195	$22,918,661	$14,212,358	$(37,131,019)	$14,326,195

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$476,465	$196,242,422	$4,470,938	$(914,175)	$200,275,650
Gaming:
Casino	—	—	35,968,289	—	35,968,289
Rooms	—	—	12,405,816	—	12,405,816
Food and beverage	—	—	10,486,228	—	10,486,228
Other	—	—	3,612,364	—	3,612,364
Promotional allowances	—	—	(6,458,364)	—	(6,458,364)

Net gaming revenue	—	—	56,014,333	—	56,014,333

Total revenue	476,465	196,242,422	60,485,271	(914,175)	256,289,983

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	49,144,994	518,531	—	49,663,525
Labor	—	57,178,363	817,345	—	57,995,708
Other operating expenses	(394,229)	40,912,151	1,269,922	(914,175)	40,873,669
Gaming:
Casino	—	—	19,620,490	—	19,620,490
Rooms	—	—	5,609,715	—	5,609,715
Food and beverage	—	—	5,701,286	—	5,701,286
Other	—	—	12,364,687	—	12,364,687
General and administrative expense	12,058,150	—	—	—	12,058,150
Depreciation and amortization	1,023,215	11,045,436	5,691,840	—	17,760,491
Gain on insurance claims	(3,482,897)	—	—	—	(3,482,897)
Loss (gain) on disposal of assets	(4,931)	—	(617,368)	—	(622,299)
Pre-opening expenses	—	256,164	—	—	256,164

Total operating costs and expenses	9,199,308	158,537,108	50,976,448	(914,175)	217,798,689

OPERATING INCOME	(8,722,843)	37,705,314	9,508,823	—	38,491,294
OTHER EXPENSES (INCOME):
Interest expense, net	15,968,323	—	8,646,251	—	24,614,574
Other, net	4,275,137	(121)	(140,604)	—	4,134,412

Total other expense	20,243,460	(121)	8,505,647	—	28,748,986

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(28,966,303)	37,705,435	1,003,176	—	9,742,308
PROVISION (BENEFIT) FOR INCOME TAXES	(7,299,833)	9,436,637	250,777	—	2,387,581

INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,666,470)	28,268,798	752,399	—	7,354,727
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(50,903)	—	—	(50,903)
EQUITY IN EARNINGS OF SUBSIDIARIES	28,970,294	—	—	(28,970,294)	—

NET INCOME (LOSS)	7,303,824	28,217,895	752,399	(28,970,294)	7,303,824
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	230,578	—	—	—	230,578

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	7,073,246	28,217,895	752,399	(28,970,294)	7,073,246
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTERESTS	1,064,763	—	—	—	1,064,763

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$6,008,483	$28,217,895	$752,399	$(28,970,294)	$6,008,483

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Three months ended March 31, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,548,002	$22,918,661	$14,212,358	$(37,131,019)	$14,548,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	876,485	10,694,335	7,533,201	—	19,104,021
Gain on debt repurchase	—	—	(32,998,237)	—	(32,998,237)
Gain on disposition of assets	(938,268)	—	—	—	(938,268)
Gain on insurance claims	—	(669,826)	(568,030)	—	(1,237,856)
Change in assets and liabilities, net and other	(14,366,648)	(28,841,366)	29,234,977	37,490,533	23,517,496

Total adjustments	(14,428,431)	(18,816,857)	3,201,911	37,490,533	7,447,156

Net cash provided (used) by operating activities	119,571	4,101,804	17,414,269	359,514	21,995,158
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(381,721)	(5,321,719)	(10,672,812)	—	(16,376,252)
Proceeds from disposition of assets	459,900	669,826	568,030	—	1,697,756
Increase in restricted cash and cash equivalents	(74,038)	—	—	—	(74,038)

Net cash provided by (used in) investing activities	4,141	(4,651,893)	(10,104,782)	—	(14,752,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt and related expenses, net	(4,000,000)	—	(30,718,332)	—	(34,718,332)
Financing proceeds	—	—	—	—	—
Debt issuance costs	(123,712)	—	(1,767,732)	—	(1,891,444)
Proceeds from credit facility	54,000,000	—	19,392,802	—	73,392,802
Payments on credit facility	(50,000,000)	—	(26,856,779)	—	(76,856,779)

Net cash provided by (used in) financing activities	(123,712)	—	(39,950,041)	—	(40,073,753)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(550,089)	(32,640,554)	359,514	(32,831,129)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	4,074,225	68,574,641	(1,064,544)	71,584,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,524,136	$35,934,087	$(705,030)	$38,753,193

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Three Months Ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,303,824	$28,217,895	$752,399	$(28,970,294)	$7,303,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,023,215	11,045,436	5,691,840	—	17,760,491
Gain on disposition of assets	(4,931)	—	(617,368)	—	(622,299)
Gain on insurance claims	(3,482,897)	—	—	—	(3,482,897)
Change in assets and liabilities, net and other	16,350,151	(27,366,876)	(26,279,954)	30,204,531	(7,092,148)

Total adjustments	13,885,538	(16,321,440)	(21,205,482)	30,204,531	6,563,147

Net cash provided (used) by operating activities	21,189,362	11,896,455	(20,453,083)	1,234,237	13,866,971
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(2,034,995)	(13,679,189)	(26,780,115)	—	(42,494,299)
Proceeds from disposition of assets	3,482,897	—	1,988,962	—	5,471,859

Net cash provided by (used in) investing activities	1,447,902	(13,679,189)	(24,791,153)	—	(37,022,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(37,416)	—	—	—	(37,416)
Proceeds from exercise of stock options	21,250	—	—	—	21,250
Payments of debt and related expenses, net	(3,832)	—	(61,288)	—	(65,120)
Financing proceeds	390,040,000	—	—	—	390,040,000
Repayment of bonds	(398,362,000)	—	—		(398,362,000)
Debt issuance costs	(17,350,710)	—	—	—	(17,350,710)
Proceeds from credit facility	56,572,965	—	93,545,454	—	150,118,419
Payments on credit facility	(46,227,054)	—	(33,000,000)	—	(79,227,054)

Net cash provided (used) in financing activities	(15,346,797)	—	60,484,166	—	45,137,369

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,290,467	(1,782,734)	15,239,930	1,234,237	21,981,900
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	5,705,232	46,595,810	(1,234,237)	51,066,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,290,467	$3,922,498	$61,835,740	$—	$73,048,705

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. SUBSEQUENT EVENTS

As stated in Note 5, on April 28, 2010 we issued an additional $47.0 million aggregate principal amount of 11 5/8% senior secured notes due 2015 (the “Additional Notes”) for gross proceeds of approximately $49.8 million.

On April 30, 2010 we used a portion of the proceeds of the Additional Notes to finance the acquisition of all of the stock of The Oceanaire, Inc. (“Oceanaire”) in accordance with a plan of reorganization submitted by the unsecured creditors of Oceanaire in a U.S. Bankruptcy court for $23.4 million in cash, plus the assumption of certain additional working capital liabilities. This plan provided for the sale of all of the stock of Oceanaire pursuant to an auction process after the Company submitted a stalking horse bid and entered into a stock purchase agreement with Oceanaire. The remaining net proceeds were used to reduce existing revolver balances and for general corporate purposes. The operating results of Oceanaire will be included in our financial statements beginning April 30, 2010. The allocation of the purchase price to the assets acquired and liabilities assumed is under review.

On April 27, 2010 the Company and certain of the Company’s subsidiaries also entered into an amendment to its $235.6 million Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated November 30, 2009. The amendment allows for the issuance of the Additional Notes and subject to compliance with size and specific financial covenants, allows acquisitions by the Company and its restricted subsidiaries of entities located in the United States.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants and gaming facilities. We locate our restaurants in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We focus on providing quality food at reasonable prices while offering a memorable atmosphere for our guests. As of March 31, 2010, we operated 170 restaurants, as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

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

On April 27, 2010, we announced that after lengthy negotiations with the Special Committee, made up of outside non-employee directors, and attorneys representing the plaintiff in a lawsuit pending in Delaware, Tilman J. Fertitta had reached a tentative agreement with the plaintiff’s attorneys to settle the stockholder derivative claim and certain other claims in connection with Mr. Fertitta’s proposal to merge Landry’s into his wholly-owned company. Pursuant to the tentative agreement, Mr. Fertitta agreed to increase the price to be paid to the Landry’s stockholders to $21.00 per share in cash in a merger of the Fertitta affiliate with Landry’s. As of this date, a final settlement has not occurred and there is no assurance that a final settlement will in fact be reached.

Mr. Fertitta’s proposal is subject to further consideration by and approval of the Special Committee and the Special Committee obtaining a fairness opinion from its independent financial advisor as to the financial terms of the proposal. If approved and recommended by the Committee, the proposal must be approved by the entire Landry’s Board. There can be no assurance that a final agreement will be reached. Any final agreement will be subject to approval by Landry’s stockholders, including approval by the holders of a majority of our common stock not owned by Mr. Fertitta. When a partial settlement of the lawsuit is reached, if at all, it will require approval by the court after notice and a fairness hearing.

Other Matters

On April 30, 2010, we completed the acquisition of all of the outstanding capital stock of The Oceanaire, Inc for approximately $23.4 million in cash, plus the assumption of certain additional working capital liabilities.

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

The current economic conditions in the United States have continued to have a negative impact on our results of operations during 2010. A decline in discretionary spending attributable to tighter credit markets, high unemployment, increased home foreclosures, and other factors have impacted our customer’s level of spending on dining out, gaming, and tourism in general. It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and the extent to which our operations will be adversely affected.

Results of Operations

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Restaurant and hospitality:
Revenues	100.0%	100.0%
Cost of revenues	24.6%	24.8%
Labor	29.4%	29.0%
Other operating expenses (1)	25.4%	20.4%

Unit Level Profit (1)	20.6%	25.8%

Gaming:
Revenues	100.0%	100.0%
Casino costs	31.0%	35.0%
Rooms costs	10.0%	10.0%
Food and beverage costs	10.7%	10.2%
Other operating expenses (1)	24.4%	22.1%

Unit Level Profit (1)	23.9%	22.7%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Restaurant and Hospitality

Restaurant and hospitality revenues decreased $1,031,218, or 0.5%, from $200,275,650 to $199,244,432 for the three months ended March 31, 2010 compared to the prior year comparable period. The change in revenue is the result of the following approximate amounts: new restaurant openings—increase $2.5 million; same store sales (restaurants open all of the first quarter 2010 and 2009)—decrease $2.9 million; closed or sold restaurants—decrease $2.0 million and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period or other sales. The total number of units open as of March 31, 2010 and 2009 was 170 and 173, respectively.

Cost of revenues decreased $654,458, or 1.3%, from $49,663,525 to $49,009,067 for the three months ended March 31, 2010 as compared to the prior year and such expenses decreased as a percentage of revenues for the three months ended March 31, 2010 to 24.6% from 24.8% in 2009. This decrease is due to the decline in revenues and our continued cost containment strategies.

Labor expense increased $499,451, or 0.9%, from $57,995,708 to $58,495,159 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Labor expenses as a percentage of revenues for 2010 increased to 29.4% from 29.0% in 2009. This increase in labor expense resulted in part from inefficiencies associated with weather related sales declines.

Other operating expenses increased $9,728,354 or 23.8%, from $40,873,669 to $50,602,023 for the three months ended March 31, 2010 as compared to the prior year period and such expenses increased as a percentage of revenues to 25.4% in 2010 from 20.4% in 2009. This increase primarily relates to decreased rent expense in 2009 associated with a $7.5 million lease termination payment received from a landlord and increased marketing and promotion spend as compared to the comparable prior year period.

Gaming

Casino revenues increased $849,510, or 2.4%, from $35,968,289 to $36,817,799 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase is primarily the result of increased traffic and the resulting table game activity in Las Vegas.

Room revenues increased $1,707,558, or 13.8%, from $12,405,816 to $14,113,374 for the three months ended March 31, 2010 as compared to the prior year period. This increase is the result of the additional 430 rooms associated with the opening of Rush Tower in the fourth quarter of 2009, partially offset by reduced occupancy and average daily room rates in Las Vegas as compared to the prior year period.

Food and beverage revenues increased $614,477, or 5.9%, from $10,486,228 to $11,100,705 for the three months ended March 31, 2010 as compared to the comparable prior year period. This increase reflects the temporary closure of certain outlets in the first quarter of 2009 as a cost saving measure.

Casino expenses decreased $1,190,266, or 6.1%, from $19,620,490 to $18,430,224 for the three months ended March 31, 2010 as compared to the comparable prior year period. This decrease is primarily the result of reduced payroll related costs and promotional and complimentary expenses for both Las Vegas and Laughlin.

Room expenses increased $317,579 or 5.7% from $5,609,715 to $5,927,294 for the three months ended March 31, 2010 as compared to the comparable prior year period. This increase is primarily the result of the opening of Rush Tower in the fourth quarter of 2009.

Food and beverage expenses increased $640,313, or 11.2%, from $5,701,286 to $6,341,599 for the three months ended March 31, 2010 as compared to the comparable prior year period. This increase reflects the temporary closure of certain outlets in the first quarter of 2009 as a cost saving measure.

Other expenses increased $2,199,714, or 17.8%, from $12,364,687 to $14,564,401 for the three months ended March 31, 2010 as compared to the comparable period in the prior year. This increase resulted primarily from increased staffing levels and utilities associated with the opening of Rush Tower in the fourth quarter of 2009.

Consolidated

General and administrative expenses increased $640,737 or 5.3%, from $12,058,150 to $12,698,887 for the three months ended March 31, 2010 as compared to the comparable prior year period and increased as a percentage of revenue to 4.9% in 2010 from 4.7% in 2009. This increase is primarily the result of an increase in travel expenses and the increase in fair value of our deferred compensation plan.

We recorded $1,237,856 for the three months ended March 31, 2010 as income representing insurance proceeds associated with Hurricane Ike that exceeded the recorded book value of the assets which were damaged.

Gains on disposals of assets amounted to $938,268 for the three months ended March 31, 2010 as a result of gains on the disposition of two restaurant properties.

Pre-opening expenses decreased by $163,550, or 63.8% from $256,164 to $92,614 for the three months ended March 31, 2010 as compared to the comparable prior year period due to reduced activity.

Net interest expense for the three months ended March 31, 2010 increased by $4,419,124, or 18.0%, from $24,614,574 to $29,033,698 as compared to the comparable prior year period. This increase is primarily due to higher effective borrowing rates and increased borrowings associated with our refinancing and construction of the Golden Nugget tower, respectively.

Other income amounted to $22,644,192, for the three months ended March 31, 2010 as compared to other expense totaling $4,134,412 for the three months ended March 31, 2009. The 2010 amount relates primarily to a $33.0 million gain related to the repurchase of $62.8 million of the Golden Nugget second lien indebtedness at 40% of face value offset by non-cash charges of $10.0 million related to interest rate swaps not considered hedges. The 2009 amount is primarily comprised of $4.0 million in call premiums associated with refinancing our 7.5% and 9.5% senior notes.

A provision for income taxes of $4,666,214 was recorded for three months ended March 31, 2010 compared with a provision of $2,387,581 for the three months ended March 31, 2009. The effective tax rate for 2010 was 24.2% compared to 24.5% for the prior year period.

Liquidity and Capital Resources

On April 28, 2010, we announced the completion of an offering of an additional $47.0 million aggregate principal amount of 11 5/8% senior secured notes due 2015 (the “Additional Notes”). The sale of the Additional Notes provided gross proceeds of approximately $49.8 million which were used to pay for the acquisition of The Oceanaire, Inc. (“Oceanaire”), to repay outstanding revolver balances and for general corporate purposes.

On November 30, 2009, we completed the offering of $406.5 million in aggregate principal amount of 11 5/8% senior secured notes due 2015 (the “Initial Notes”). The gross proceeds from the offering and sale of the Initial Notes were $400.1 million, (the Initial Notes and the Additional Notes are herein referred to as the “Notes”). The Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all assets of Landry’s and the Guarantors.

The Indenture under which the Notes have been issued contains covenants that will limit the ability of the Company and the Guarantors to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments; create or incur liens; incur dividend or other payment restrictions affecting certain subsidiaries; consummate a merger, consolidation or sale of all or substantially all assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; engage in business other than a business that is the same or similar to the current business and reasonably related businesses; take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes.

On November 30, 2009, we also amended and restated our Credit Agreement (the Amended Credit Facility) to allow us to borrow $235.6 million. The Amended Credit Facility provides for a term loan of $160.6 million and a revolving credit line of $75.0 million. The obligations under the Amended Credit Facility are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all assets of Landry’s and the Guarantors.

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

Proceeds from the Initial Notes and the Amended Credit Facility were used to repay all of our outstanding 14.0% Senior Secured Notes due 2011, described below, pay fees and expenses and provide approximately $73.0 million in restricted cash available to complete a proposed merger of an affiliate of Tilman Fertitta and us. In connection with the repayment of the 14.0% Senior Secured Notes, we expensed $35.6 million in interest expense, primarily associated with early recognition of unamortized discount and deferred loan costs.

On February 13, 2009, we completed an offering of $295.5 million in aggregate principal amount of 14.0% Senior Secured Notes due 2011 (the “Series A Notes”). The gross proceeds from the offering and sale of the Series A Notes were $260.0 million were used in conjunction with borrowing under our then outstanding credit facility to refinance substantially all of our outstanding $400.0 million of 9.5% and 7.5% senior notes due 2014. The Series A Notes were unconditionally guaranteed by the Guarantors and were secured by a second lien position on substantially all of our and the Guarantors’ assets.

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

In connection with the Golden Nugget amendments, affiliates of the Golden Nugget provided $50.0 million in additional funds to the Golden Nugget in return for non-interest bearing subordinated notes. $20.0 million of these funds was used for operating liquidity and to pay fees and expenses associated with the amendments. $30.0 million was available to purchase second lien indebtedness at 40% of face value. At closing, approximately $62.8 million of second lien indebtedness was acquired and retired at 40% of face value and accordingly, a $33.0 million gain was recognized in other income, net during the three months ended March 31, 2010. The remaining balance of the $30.0 million not used to purchase second lien debt by December 31, 2010, if any, will be used to purchase first lien debt at par value. All such purchased debt shall be immediately retired. The Golden Nugget may also incur up to an additional $8.0 million in affiliate subordinated debt during the remaining term of the First Lien Credit Agreement to meet liquidity requirements.

On September 25, 2009, an unrestricted subsidiary of Landry’s completed the acquisition of $33.2 million face amount of Golden Nugget second lien term loan debt through a dutch tender and open market purchases at a weighted average cost approximating 41% of face value. In connection with the debt purchases, the unrestricted subsidiary agreed to forgive the face amount of the debt acquired and accordingly, a $19.4 million gain was recognized in other income, net during the three months ended September 30, 2009.

Previously in June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc., completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at March 31, 2010. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on November 2, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at March 31, 2010. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedges. The swaps mirror the terms of the underlying debt and reset using the same index and terms. As of March 31, 2010, an aggregate $96.0 million in second lien term loan debt has been repurchased and retired, and as such a proportional share of the second lien swaps are no longer an effective cash flow hedge. Accordingly, an $8.9 million non-cash expense associated with this portion of the swaps was recorded as other expense for the three months ended March 31, 2010. At March 31, 2010, the remaining portion of these swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in Accumulated other comprehensive loss at March 31, 2010 and December 31, 2009 are unrealized losses, net of income taxes, totaling $23.6 million and $27.0 million, respectively, related to these hedges. For the three months ended March 31, 2010 and 2009, the impact of these interest rate swaps was an increase to interest expense of $6.4 million and $5.4 million, respectively. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash expense of approximately $1.2 million was recorded for the three months ended March 31, 2010, while a non-cash gain of approximately $0.4 million was recorded for the three months ended March 31, 2009.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. As a result of reduced operating results combined with additional borrowings for construction of the new tower, we contributed approximately $25.0 million in cash to the Golden Nugget in 2009. As of March 31, 2010, we were in compliance with all such covenants. As of March 31, 2010, we had approximately $19.1 million in letters of credit outstanding, and our available borrowing capacity was $36.0 million.

As a primary result of the extraordinary disruption to the credit markets in 2009, our 2009 financing carried substantially higher interest rates and original issue discount than the previous debt instruments. In addition, the Golden Nugget amendments increase its cash interest rate by 0.5% annually and its total interest rate by 1.5% annually on all first lien debt. These higher interest rates, combined with additional borrowing to provide liquidity and pay fees and expenses for the financing as well as to fund the hotel tower at the Golden Nugget, will result in substantially higher interest expense over at least the next few years.

Working capital decreased from $13.3 million as of December 31, 2009 to a deficit of $27.7 million as of March 31, 2010 primarily due to a reduction in cash associated with the repurchase of a portion of the Golden Nugget’s debt. Cash flow to fund future operations, new restaurant development and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

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

Capital expenditures for the three months ended March 31, 2010 were $9.1 million. We expect capital expenditures to be approximately $19.0 million for the remainder of the year.

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

We operate approximately 170 restaurants and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

Recent Accounting Pronouncements

In September 2009, the FASB amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the potential impact this guidance may have on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. We are currently evaluating the potential impact this guidance may have on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-16, “Accruals for Casino Jackpot Liabilities”, which clarifies when a casino entity is required to accrue a jackpot liability. ASU No. 2010-16 will be effective for fiscal years beginning on or after December 15, 2010, with early adoption permitted. We are currently evaluating the potential impact this guidance may have on our consolidated financial statements.

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

Interest Rate Risk

Total debt at March 31, 2010 included $214.2 million of floating-rate debt attributed to borrowings at an average interest rate of 7.16%. As a result, our annual interest cost in 2010 will fluctuate based on short-term interest rates.

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

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.7%) would be approximately $1.5 million annually based on the floating-rate debt and other obligations outstanding at March 31, 2010; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the three months ended March 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company reported a material weakness in our fiscal year 2009 Form 10-K. Now that a sufficient period of time has elapsed as of March 31, 2010 to allow for effective testing, management believes the control weakness has been remediated.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

General Litigation

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

On April 27, 2010, we announced that in connection with the above litigation Tilman J. Fertitta reached a tentative agreement with the plaintiff’s attorneys to settle the stockholders derivative claim and certain other claims in connection with Mr. Fertitta’s proposal to merge the Company into his wholly-owned company, and that Mr. Fertitta further agreed to increase the price to be paid to the Company’s stockholders other than Mr. Fertitta to $21.00 per share in cash in a merger of the Fertitta affiliate with the Company. Despite this announcement, a final agreement has not been agreed upon, and there is no assurance that a final agreement will in fact be reached.

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

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors disclosed in our 2009 Annual Report on Form 10-K.

ITEM 6.	Exhibits

The following Exhibits are set forth herein:

10.1	— Amendment Number One To Second Amended and Restated Credit Agreement dated April 23, 2010, between, among others, the Company and Wells Fargo Capital Finance, LLC, as the Administrative Agent and Arranger.

10.2	—Registration Rights Agreement dated April 28, 2010, among the Company, the Guarantors, and the initial purchaser party thereto

10.3	—Purchase Agreement dated April 23, 2009 between the Company, the Guarantors and Jefferies & Company, Inc.

10.4	—First Supplemental Indenture dated April 22, 2010 effective as of November 30, 2009 between, including among others, Landry’s Restaurants, Inc. and Wilmington Trust, FSB, as Trustee

12.1	— Ratio of Earnings to Fixed Charges

31.1	—Certification by Chief Executive Officer

31.2	—Certification by Chief Financial Officer

32	—Certification with respect to quarterly report of Landry’s Restaurants, Inc.

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

Date: May 10, 2010