Form 10-Q
period 2010-06-30
LANDRYS RESTAURANTS INC
filed 2010-08-09
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

Commission file number: 001-15531

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

AS OF AUGUST 2, 2010 THERE WERE

16,237,851 SHARES OF $0.01 PAR VALUE

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K as amended by our Form 10-K/A for the fiscal year ended December 31, 2009. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2010.

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

When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Form 10-Q. These factors include or relate to the following:

•	the merger agreement entered into by us and Fertitta Group, Inc. et al on November 3, 2009, as amended on May 23, 2010 and June 20, 2010, and whether it will be consummated;

•	our ability to implement our business strategy;

•	our ability to expand and grow our business and operations;

•

the outcome of legal proceedings that have been, or may be, initiated against us related to the proposed merger with an affiliate in 2008 and its termination and the proposed merger in 2009 with an affiliate:

•	risks that the termination of the 2009 merger agreement may disrupt current plans and operations and create employee retention difficulties;

•	the impact of future commodity prices;

•	the availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effects of local and national economic, credit and capital market conditions on the economy in general and our business in particular;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	the effects of the BP plc oil spill;

•	our expectations of the continued availability and cost of capital resources;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality and cyclical nature of our business;

•	weather and acts of God;

•	the ability to maintain existing management;

•	the impact of potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	the impact of potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	the effects of “climate change” on our operation;

•	food, labor, fuel and utilities costs; and

•	the other factors discussed under “Risk Factors,” included in our Form 10-K for the year ended December 31, 2009.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,514,451	$71,584,322
Restricted cash and cash equivalents	73,208,655	73,076,532
Accounts receivable - trade and other, net	26,131,343	28,730,944
Inventories	28,646,274	27,558,494
Deferred taxes	26,791,905	15,658,214
Assets related to discontinued operations	1,960,344	2,960,514
Other current assets	13,898,090	13,364,757

Total current assets	230,151,062	232,933,777

PROPERTY AND EQUIPMENT, net	1,323,866,838	1,334,334,637
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	45,068,985	38,719,325
OTHER ASSETS, net	65,606,129	75,552,531

Total assets	$1,683,220,561	$1,700,067,817

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,257,378	$64,320,097
Accrued liabilities	134,353,699	122,275,958
Current portion of long-term notes and other obligations	29,934,636	30,181,424
Liabilities related to discontinued operations	1,804,942	2,850,225

Total current liabilities	218,350,655	219,627,704

LONG-TERM NOTES, NET OF CURRENT PORTION	1,023,351,341	1,064,758,656
OTHER LIABILITIES	128,024,812	103,808,585

Total liabilities	1,369,726,808	1,388,194,945

COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTEREST	10,874,165	10,318,386
EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,236,025 and 16,237,851 shares issued and outstanding, respectively	162,361	162,379
Additional paid-in capital	228,918,844	227,386,478
Retained earnings	100,180,591	99,998,441
Accumulated other comprehensive loss	(27,642,208)	(26,992,812)

Total stockholders’ equity	301,619,588	300,554,486

Noncontrolling interest	1,000,000	1,000,000

Total equity	302,619,588	301,554,486

Total liabilities and equity	$1,683,220,561	$1,700,067,817

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Restaurant and hospitality	$236,879,704	$225,508,163	$436,124,136	$425,783,813
Gaming:
Casino	32,710,900	34,427,793	69,528,699	70,396,082
Rooms	14,849,537	12,441,637	28,962,911	24,847,453
Food and beverage	12,184,991	11,718,082	23,285,696	22,204,310
Other	4,225,453	4,109,943	8,142,864	7,722,307
Promotional allowances	(6,243,254)	(6,200,277)	(12,706,102)	(12,658,641)

Net gaming revenue	57,727,627	56,497,178	117,214,068	112,511,511

Total revenue	294,607,331	282,005,341	553,338,204	538,295,324

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	57,227,209	54,105,878	106,236,276	103,769,403
Labor	66,680,745	64,189,889	125,175,904	122,185,597
Other operating expenses	58,959,433	55,169,808	109,561,456	96,043,477
Gaming:
Casino	17,914,539	17,511,110	36,344,763	37,131,600
Rooms	6,632,953	5,772,122	12,560,247	11,381,837
Food and beverage	6,781,219	6,732,630	13,122,818	12,433,916
Other	15,184,587	14,007,287	29,748,988	26,371,974
General and administrative expense	24,223,556	12,622,404	36,922,443	24,680,554
Depreciation and amortization	19,630,534	17,701,207	38,734,555	35,461,698
Asset impairment expense	3,806,778	—	3,806,778	—
Gain on insurance claims	—	(520,751)	(1,237,856)	(4,003,648)
Gain on disposal of assets	—	(741,016)	(938,268)	(1,363,315)
Pre-opening expenses	353,373	459,398	445,987	715,562

Total operating costs and expenses	277,394,926	247,009,966	510,484,091	464,808,655

OPERATING INCOME	17,212,405	34,995,375	42,854,113	73,486,669

OTHER EXPENSE (INCOME):
Interest expense, net	29,529,545	28,542,043	58,563,243	53,156,617
Other, net	5,855,544	(4,690,409)	(16,788,648)	(555,997)

Total other expense	35,385,089	23,851,634	41,774,595	52,600,620

Income (loss) from continuing operations before income taxes	(18,172,684)	11,143,741	1,079,518	20,886,049
Provision (benefit) for income taxes	(4,433,725)	2,546,832	232,489	4,934,413

Income (loss) from continuing operations	(13,738,959)	8,596,909	847,029	15,951,636
Loss from discontinued operations, net of taxes	(58,019)	(47,867)	(96,005)	(98,770)

Net income (loss)	(13,796,978)	8,549,042	751,024	15,852,866
Less: Net income attributable to noncontolling interest	333,972	283,730	555,779	514,308

Net income (loss) attributable to Landry’s	(14,130,950)	8,265,312	195,245	15,338,558
Less: Accretion of redeemable noncontrolling interest	—	1,660,878	—	2,725,641

Net income (loss) available to Landry’s common stockholders	$(14,130,950)	$6,604,434	$195,245	$12,612,917

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

EARNINGS (LOSS) PER SHARE INFORMATION

Amounts available to Landry’s common stockholders:

BASIC
Income (loss) from continuing operations	$(0.87)	$0.42	$0.02	$0.79
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income (loss)	$(0.87)	$0.41	$0.01	$0.78

Weighted average number of common shares outstanding	16,240,000	16,140,000	16,240,000	16,140,000

DILUTED
Income (loss) from continuing operations	$(0.87)	$0.42	$0.02	$0.79
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income (loss)	$(0.87)	$0.41	$0.01	$0.78

Weighted average number of common and common share equivalents outstanding	16,240,000	16,205,000	16,490,000	16,180,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

		Equity
		Stockholders’ Equity
				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total	Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Common Stock
		Shares	Amount
Balance, December 31, 2009	$10,318,386	16,237,851	$162,379	$227,386,478	$99,998,441	$(26,992,812)	$1,000,000	$301,554,486	$—
Net income	555,779	—	—	—	195,245	—	—	195,245	751,024
Ineffective portion of swaps associated with debt repurchase	—	—	—	—	—	5,548,549	—	5,548,549	5,548,549
Loss on interest rate swaps, net of tax benefit of $3,337,355	—	—	—	—	—	(6,197,945)	—	(6,197,945)	(6,197,945)
Purchase of common stock held for treasury	—	(1,826)	(18)	(29,771)	(13,095)	—	—	(42,884)	—
Stock based compensation expense	—	—	—	1,562,137	—	—	—	1,562,137	—

Balance, June 30, 2010	$10,874,165	16,236,025	$162,361	$228,918,844	$100,180,591	$(27,642,208)	$1,000,000	$302,619,588	$101,628

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$751,024	$15,852,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,734,555	35,461,698
Gain on debt repurchase	(32,998,237)	—
Gain on disposition of assets	(938,268)	(1,363,315)
Gain on insurance claims	(1,237,856)	(4,003,648)
Changes in assets and liabilities, net and other	44,277,434	18,611,596

Total adjustments	47,837,628	48,706,331

Net cash provided by operating activities	48,588,652	64,559,197
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(28,910,507)	(97,006,782)
Proceeds from asset dispositions	3,190,571	10,331,599
Increase in restricted cash and cash equivalents	(132,123)	—
Business acquisitions, net of cash acquired	(22,043,122)	—

Net cash used in investing activities	(47,895,181)	(86,675,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(42,884)	(47,931)
Proceeds from exercise of stock options	—	30,628
Payments of debt and related expenses	(39,705,467)	(3,065,026)
Proceeds from issuance of bonds	49,820,000	390,040,000
Repayment of bonds	(14,000)	(398,362,000)
Debt issuance costs	(3,248,158)	(17,639,190)
Proceeds from credit facility	140,283,946	223,693,852
Payments on credit facility	(159,856,779)	(157,816,049)

Net cash (used in) provided by financing activities	(12,763,342)	36,834,284
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,069,871)	14,718,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,584,322	51,066,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,514,451	$65,785,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$55,246,395	$36,972,937
Income taxes	$(12,228,296)	$638,958
Non-cash investing activities:
Property and equipment additions in accounts payable	$4,466,688	$20,069,062

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2010, consist primarily of interest rate swaps (Note 5), for which the lowest level of input significant to their fair value measurement is Level 2. As of June 30, 2010, the fair value of the interest rate swap liabilities totaled $76.3 million, of which $42.5 million are designated and qualify as hedges and the remaining $33.8 million do not qualify as hedges. As of December 31, 2009, the fair value of the interest rate swap liabilities totaled $60.0 million, of which $41.5 million are designated and qualify as hedges and the remaining $18.5 million do not qualify as hedges. These amounts are recorded as other long term liabilities in our consolidated balance sheets. In connection with a non-qualified deferred compensation plan, we use a Rabbi Trust to fund obligations of the plan. The market value of the trust assets as of June 30, 2010 and December 31, 2009 was $3.8 million and $4.0 million respectively, as determined using Level 1 inputs, is included in other assets, net and the liability to plan participants is included in other long term liabilities in our consolidated balance sheets.

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

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Libor + 3.0% (1.0% PIK) Revolving credit facility due June 2013	$42,012,206	$34,029,887	$44,755,040	$30,964,893
Libor + 6.0% (2.0% floor) Revolving credit facility due November 2013	6,000,000	6,000,000	24,000,000	24,270,000
Libor + 6.0% (2.0% floor) Term Loan due November 2013	145,511,222	145,511,222	153,014,556	154,735,970
Libor + 3.0% (1.0% PIK) First Lien Term Loan due June 2014	325,024,845	263,270,124	325,495,365	225,202,106
Libor + 3.25% Second Lien Term Loan due November 2014	68,987,232	33,803,744	131,817,628	53,386,139
7.0% Seller note due November 2014	4,000,000	3,166,400	4,000,000	4,033,937
7.5% Senior Notes due December 2014	783,000	747,021	783,000	588,973
9.5% Senior Notes due December 2014	721,000	610,597	735,000	665,175
11 5/8% Senior Notes due December 2015	450,308,577	464,943,606	400,168,809	424,178,938
11.39% non-recourse note payable due May 2025	9,937,895	14,170,578	10,170,682	10,471,319

	$1,053,285,977	$966,253,179	$1,094,940,080	$928,497,450

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

In June 2009, the FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. We adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not impact our financial position, cash flows or results of operations.

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

Other Matters

        Our Chairman and Chief Executive Officer controls over 50% of our voting common stock and he is generally able to control the election of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Notwithstanding the foregoing, he will not control or determine the outcome of the pending merger between us and Fertitta Group, Inc., which will require a majority vote of the shares not owned by him and voted.

2. ACQUISITION OF OCEANAIRE, INC.

On April 30, 2010, we completed the acquisition of all the capital stock of The Oceanaire, Inc. (“Oceanaire”), and all of its subsidiary companies, a seafood restaurant company with 12 locations, in accordance with a plan of reorganization submitted by the unsecured creditors of Oceanaire in a U.S. Bankruptcy court for $23.4 million in cash, plus the assumption of certain additional working capital liabilities. The acquisition of Oceanaire provides additional growth within our high end seafood line, as well as a known brand with several excellent locations.

The acquisition was accounted for in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized. In particular, the tax attributes associated with the transaction and certain lease hold improvements require additional evaluation. The results of operations of Oceanaire have been included in our consolidated financial statements since the date of acquisition.

Under ASC 805, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. As of June 30, 2010, we have incurred approximately $0.9 million in acquisition related costs. These amounts are included in general and administrative expense in our consolidated financial statements. No pro forma disclosure for this acquisition is provided as it is not significant to our consolidated financial results.

A summary of assets acquired and liabilities assumed in the acquisition is set forth below:

Preliminary estimated fair value of assets acquired
Current assets	$3,685,607
Property and equipment	21,364,695
Other long term assets	8,502,463

Total assets acquired	33,552,765

Preliminary estimated fair value of liabilities assumed
Current liabilities	(5,917,222)
Other long term liabilities	(4,223,370)

Total liabilites assumed	(10,140,592)

Allocated purchase price	23,412,173
Less: Cash acquired	(1,369,051)

Net cash paid	$22,043,122

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

The results of discontinued operations for the three and six months ended June 30, 2010 and 2009 were not material.

Our properties are reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value using Level 3 measurements. Properties to be disposed of are reported at the lower of their carrying amount or fair value determined by management’s estimates of expected proceeds supplemented by third party offers or sales contracts, reduced for estimated disposal costs

During the three and six months ended June 30, 2010, we recorded impairment charges of $3.8 million to impair the fixed assets of two underperforming restaurants. No impairment charges were recorded for the three and six months ended

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009. Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets held and used	$620,413	$—	$—	$620,413	$(3,806,778)

					$(3,806,778)

4. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	June 30, 2010	December 31, 2009
Payroll and related costs	$27,183,341	$22,120,315
Rent and insurance	31,133,915	28,605,202
Taxes, other than payroll and income taxes	17,014,967	19,717,328
Deferred revenue (gift cards and certificates)	16,638,433	17,537,349
Accrued interest	6,331,112	7,268,622
Casino deposits, outstanding chips and other gaming	9,605,254	10,120,470
Other	26,446,677	16,906,672

	$134,353,699	$122,275,958

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

The Notes will mature on December 1, 2015. Interest on the Notes will accrue from November 30, 2009, the date of original issuance of the Initial Notes, at a fixed interest rate of 11 5/8% and we will pay interest twice a year, on each December 1 and June 1, beginning June 1, 2010. The Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by the Guarantors and are secured by a second lien position on substantially all assets of Landry’s and the Guarantors. At any time prior to December 1, 2012, we may redeem up to 35% of the Notes at a redemption price of 111.625% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Additionally, on or after December 1, 2012, we may redeem all or a part of the Notes at a premium that will decrease over time as described in the Indenture dated November 30, 2009, as amended (the “Indenture”), among us, the guarantors, Deutsche Bank Trust Company Americas, as collateral agent, and Wilmington Trust FSB, as successor trustee to Deutsche Bank Trust Company Americas. We are required to offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest, if it experiences a change in control as defined in the Indenture.

On April 26, 2010 and July 23, 2010, we and the Guarantors commenced an offer to exchange the Initial Notes and Additional Notes, respectively, for notes registered under the Securities Act, having substantially identical terms as the Initial Notes. The offer to exchange the Initial Notes was completed on May 28, 2010 and all $406.5 million of the Initial Notes Series A were exchanged for registered Initial Notes Series B. The exchange offer for the Additional Notes has not yet been completed.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Indenture under which the Notes have been issued contains covenants that will limit our ability of the Company and the ability of the Guarantors to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments; create or incur liens; incur dividend or other payment restrictions affecting certain subsidiaries; consummate a merger, consolidate or sell of all or substantially all of our assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; engage in business other than a business that is the same or similar to the current business and reasonably related businesses; take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes.

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

The Amended Credit Facility contains covenants that limit our ability and the ability of the Guarantors to, among other things, incur or guarantee additional indebtedness; create liens; make capital expenditures; pay dividends on or repurchase stock; make certain types of investments; sell assets or merge with other companies. The Amended Credit Facility contains financial covenants, including a maximum leverage ratio, a maximum senior leverage ratio, and a minimum fixed charge coverage ratio.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with these amendments, affiliates of the Golden Nugget agreed to provide $50.0 million in additional funds to the Golden Nugget in return for non-interest bearing subordinated notes. $20.0 million of these funds was used for operating liquidity and to pay fees and expenses associated with the amendments. $30.0 million was available to purchase second lien indebtedness at 40% of face value. At closing, approximately $62.8 million of second lien indebtedness was acquired and retired at 40% of face value and accordingly, a $33.0 million gain was recognized in other income, net during the three months ended March 31, 2010. The remaining balance of the $30.0 million not used to purchase second lien debt by December 31, 2010, if any, will be used to purchase first lien debt at par value. All such purchased debt was immediately retired. The Golden Nugget may also incur up to an additional $8.0 million in affiliate subordinated debt during the remaining term of the First Lien Credit Agreement to meet liquidity requirements.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Previously, in June 2007, Golden Nugget, Inc. had completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at June 30, 2010. In addition, the credit facility requires a commitment fee on the unfunded portion for the $50.0 million revolving credit facility. The second lien term loan matures on November 2, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at June 30, 2010. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fixed the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedges. The swaps mirror the terms of the underlying debt and reset using the same index and terms. As of June 30, 2010, an aggregate $96.0 million in second lien term loan debt has been repurchased and retired, and as such a proportional share of the second lien swaps are no longer an effective cash flow hedge. Accordingly, a $2.6 million and $11.5 million non-cash expense associated with this portion of the swaps was recorded as other expense for the three and six months ended June 30, 2010, respectively. At June 30, 2010, the remaining portion of these swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 are unrealized losses, net of income taxes, totaling $27.6 million and $27.0 million, respectively, related to these hedges. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. A non-cash expense of approximately $2.7 million was recorded related to these interest rate swaps for the three months ended June 30, 2010, while a non-cash gain of approximately $4.5 million was recorded for the three months ended June 30, 2009. For the six months ended June 30, 2010, we recorded a non-cash expense of approximately $3.8 million and a non-cash gain of $4.9 million for the six months ended June 30, 2009. The impact of these interest rate swaps was an increase to interest expense of $6.4 million and $5.5 million during the three months ended June 30, 2010 and 2009, respectively, and $12.8 million and $11.0 million during the six months ended June 30, 2010 and 2009, respectively.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. As of June 30, 2010, we were in compliance with all such covenants. As of June 30, 2010, we had approximately $17.5 million in letters of credit outstanding, and our available borrowing capacity was approximately $54.4 million.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt is comprised of the following:

	June 30, 2010	December 31, 2009
$75.0 million revolving credit facility, Libor + 6.0% (floor 2.0%), due November 2013	$6,000,000	$24,000,000
$160.6 million Term loan, Libor + 6.0% (floor 2.0%) $4.0 million principal paid quarterly beginning June 30, 2009, due November 2013	145,511,222	153,014,556
Senior Notes, 9.5% interest only, due December 2014	721,000	735,000
Senior Notes, 7.5% interest only, due December 2014	783,000	783,000
$453.5 million Senior Notes, 11 5/8% interest only, due December 2015	450,308,577	400,168,809
$47.0 million revolving credit facility, Libor + 3.0%, (1.0% PIK) due June 2013	42,012,206	44,755,040
$327.0 million First Lien Term Loan, Libor + 3.0%, (1.0% PIK) 1.0% of principal paid quarterly beginning September 30, 2009, due June 2014	325,024,845	325,495,365
$165.0 million Second Lien Term Loan, Libor + 3.25%, interest only, due November 2014	68,987,232	131,817,628
Non-recourse note payable, 11.39% interest, principal and interest aggregate $101,762 monthly, due May 2025	9,937,895	10,170,682
$4.0 million seller note, 7.0%, interest paid monthly, due November 2014	4,000,000	4,000,000

Total debt	1,053,285,977	1,094,940,080
Less current portion	(29,934,636)	(30,181,424)

Long-term portion	$1,023,351,341	$1,064,758,656

6. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Amounts available to Landry’s common stockholders:

Income (loss) from continuing operations	$(14,072,931)	$6,652,301	$291,250	$12,711,687
Loss from discontinued operations, net of taxes	(58,019)	(47,867)	(96,005)	(98,770)

Net income (loss)	$(14,130,950)	$6,604,434	$195,245	$12,612,917

Weighted average common shares outstanding—basic	16,240,000	16,140,000	16,240,000	16,140,000
Dilutive common stock equivalents:
Stock options	—	65,000	250,000	40,000

Weighted average common and common share equivalents outstanding—diluted	16,240,000	16,205,000	16,490,000	16,180,000
Earnings per share—basic
Income (loss) from continuing operations	($0.87)	$0.42	$0.02	$0.79
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income (loss)	($0.87)	$0.41	$0.01	$0.78

Earnings per share—diluted
Income (loss) from continuing operations	($0.87)	$0.42	$0.02	$0.79
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income (loss)	($0.87)	$0.41	$0.01	$0.78

7. STOCK-BASED COMPENSATION

GAAP requires the recognition of the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. We have several stock-based employee compensation plans, which are more fully described in our 2009 Annual Report on Form 10-K, as amended.

For the three months ended June 30, 2010 and 2009, total stock-based compensation expense, which includes both stock options and restricted stock, totaled $0.7 million and $0.9 million, respectively. For the six months ended June 30, 2010 and 2009, total stock-based compensation expense totaled $1.6 million and $1.8 million, respectively.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

No restricted stock or stock options were granted during the six months ended June 30, 2010.

8. INCOME TAXES

As of January 1, 2010, we had approximately $15.1 million of unrecognized tax benefits, including $2.4 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. There were no material changes in unrecognized benefits for the six months ended June 30, 2010. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions at June 30, 2010. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state and local income tax matters have been concluded for years through 2004.

9. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of June 30, 2010, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $3.1 million, including completion of construction of certain new restaurants. We estimate aggregate capital expenditures for the remainder of the year to be approximately $11.4 million.

In 2003, we purchased the Flagship Hotel and Pier from the City of Galveston, Texas, subject to an existing lease. Under this agreement, we have committed to spend $15.0 million to transform the hotel and pier into a 19th century style inn and entertainment complex complete with rides, games and food and beverage. The property was significantly damaged by Hurricane Ike in 2008. We are currently in litigation with the former tenant due to its failure to purchase adequate insurance and are evaluating our options concerning the property.

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

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded expenses of $3.2 million and $3.3 million for the three months ended June 30, 2010 and 2009, respectively, and $6.2 million and $6.8 million for the six months ended June 30, 2010 and 2009, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future default under any of such leased locations, we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and/or cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $56.4 million at June 30, 2010. We have recorded a liability of $1.6 million with respect to these obligations where it is probable that we will make future cash payments.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We manage and operate the Galveston Island Convention Center in Galveston, Texas. In connection with the Galveston Island Convention Center Management Contract (“Contract”), we agreed to fund operating losses, if any, subject to certain rights of reimbursement. Under the Contract, we have the right to one-half of any profits generated by the operation of the Convention Center.

Litigation and Claims

On February 5, 2009, a purported class action and derivative lawsuit entitled Louisiana Municipal Police Employee’s Retirement System on behalf of itself and all other similarly situated shareholders of Landry’s Restaurant’s, Inc. and derivatively on behalf of nominal defendant Landry’s Restaurant’s, Inc. (“Delaware Litigation”) was brought against all members of our Board of Directors, Fertitta Holdings, Inc., and Fertitta Acquisition Co. in the Court at Chancery of the State of Delaware. The lawsuit originally alleged, among other things, a breach of a fiduciary duty by the directors for renegotiating the 2008 merger agreement with the Fertitta entities, allowing Mr. Fertitta to acquire shares of stock in the Company and gain majority control thereof, and terminating the 2008 merger agreement without requiring payment of the reverse termination fee. The suit seeks consummation of the merger buyout at $21.00 a share or damages representing the difference between $21.00 per share and the price at which class members sold their stock in the open market, or damages for allowing Mr. Fertitta to acquire control of the Company without paying a control premium, or alternatively requiring payment of the reverse termination fee or damages for the devaluation of the Company’s stock.

On January 29, 2010, plaintiff in the foregoing action filed an amended complaint also naming Fertitta Group, Inc. and Fertitta Merger Co. as defendants and has further alleged that Mr. Fertitta’s latest proposal to acquire all of our outstanding stock on November 3, 2009 was unfair and that defendants breached their fiduciary duties in entering into a 2009 merger agreement at $14.75. Also, the amended complaint alleges that the Board approved an excessive golden parachute for Mr. Fertitta (albeit over seven (7) years ago) and requests that the Court invalidate same. In addition, plaintiff asserts that there has been inadequate disclosure in our preliminary proxy statement filed with the SEC in connection with the $14.75 merger transaction. In connection with the amended complaint, plaintiff also seeks an injunction of the $14.75 transaction unless curative disclosures are made, appointment of a Trustee to conduct a sale of us to maximize shareholder value, and the imposition of a constructive trust on shares acquired by Mr. Fertitta after June 2008 to be voted in favor of a transaction that provides the highest offer to our shareholders. We believe that the new claims asserted in the amended complaint are also without merit and intend to vigorously contest them as well. On May 21, 2010, plaintiff again amended its complaint substantively reasserting the same allegations.

On May 23, 2010, the parties reached a partial settlement in the above litigation and delivered a Memorandum of Understanding for Partial Settlement to the Vice Chancellor of the Delaware Chancery Count.

On June 22, 2010, following negotiations, the parties to the Delaware Litigation memorialized the terms of the May 23, 2010 Memorandum of Understanding for Partial Settlement of the Delaware Litigation (“May Settlement”). The May Settlement will settle and release certain claims that were asserted and/or could have been asserted against defendants in connection with Counts IV through VIII of the amended complaint. On the same day, the parties submitted the May Settlement to the Delaware Chancery Court. Plaintiff’s counsel will request an award of $8.0 million in attorneys fees, and costs, if approved by the Delaware Chancery Court, as part of the settlement of the Delaware Litigation. If approved, the attorneys fees and cost award will be paid by us and have all been accrued as of June 30, 2010.

The parties to the Delaware Litigation agreed to mediate the claims remaining in the Delaware Litigation and not resolved by the May Settlement. On July 7, 2010, the parties to the Delaware Litigation and their respective counsel engaged in a mediation conducted by a retired federal judge, which resulted in the parties reaching an agreement in principle to settle the remaining claims asserted against defendants in the complaint. The parties executed a term sheet on July 14, 2010 agreeing to settle the remaining claims for $14.5 million, to be paid primarily by defendants insurance carriers.

On July 23, 2010, the parties memorialized the term sheet and executed a Stipulation of Settlement (“July Settlement”) which would settle and release all remaining claims asserted or that could have been asserted against defendants in the amended complaint that will not be settled and released pursuant to the May Settlement, including the claims asserted against defendants in Counts I, II, III and IX of the amended complaint. On July 23, 2010, the parties submitted the July Settlement to the Delaware Chancery Court and requested that the Delaware Chancery Court enter a scheduling order for notice and hearing for final approval of the May and July Settlements.

On July 26, 2010 the Delaware Chancery Court entered a scheduling order setting the May and July Settlements for a hearing to consider final approval on October 6, 2010.

        The defendants in the Delaware Litigation have denied and continued to deny any wrongdoing or liability with respect to all claims, events and transactions complained of in the Delaware Litigation. The defendants have settled the Delaware Litigation to eliminate the uncertainty, burden, risk, expense and distraction of further litigation. The foregoing descriptions of the May and July Settlements do not purport to be complete, and a more detailed description of the May and July

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Settlements will be provided to current stockholders and certain of our former stockholders prior to the Delaware Chancery Court’s final approval of the May and July Settlements.

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

On January 15, 2010, the Goldfein, Biancalana and Caryer actions were consolidated by Court order. Plaintiffs allege in the consolidated petition that in connection with the proposed merger transaction, defendants have violated their fiduciary duties, duties of loyalty and good faith and fair dealing and have placed an artificial lid on the price of our stock by announcing a transaction at an inadequate price. Plaintiffs seek to enjoin the transaction until we adopt procedures and a process to obtain the highest price for shareholders, or alternatively to rescind the transaction. We believe this action is without merit and intend to vigorously contest this matter. In June 2010, the consolidated action was dismissed for lack of prosecution.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

10. INSURANCE RECOVERIES

In connection with flooding damage sustained at our Nashville, Tennessee locations, we recorded asset impairments totaling $5.9 million during the three and six months ended June 30, 2010, which were offset entirely by an insurance receivable. We also maintain business interruption insurance coverage and recorded approximately $1.1 million during the three and six months ended June 30, 2010, for amounts to be received related to lost profits. This amount was recorded as revenue in our consolidated financial statements.

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States. The difference between impairments of book value arising from Hurricane Ike damage and the associated insurance proceeds resulted in the recognition of a $0.5 million gain during the three months ended June 30, 2009. No gain was recorded for the three months ended June 30, 2010. For the six months ended June 30, 2010 and 2009, a $1.2 million and $4.0 million gain was recognized, respectively.

        We also recorded approximately $0.2 million in business interruption insurance recoveries during the six months ended June 30, 2009 related to lost profits at our affected locations in Galveston and the Kemah Boardwalk. This amount was recorded as revenue in our consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Restaurant and hospitality	$236,879,704	$225,508,163	$436,124,136	$425,783,813
Gaming	57,727,627	56,497,178	117,214,068	112,511,511

Total	$294,607,331	$282,005,341	$553,338,204	$538,295,324

Unit level profit:
Restaurant and hospitality	$54,012,317	$52,042,588	$95,150,500	$103,785,336
Gaming	11,214,329	12,474,029	25,437,252	25,192,184

Total	$65,226,646	$64,516,617	$120,587,752	$128,977,520

Depreciation, amortization and impairment:
Restaurant and hospitality	$16,271,235	$12,358,543	$28,238,923	$24,783,404
Gaming	7,166,077	5,342,664	14,302,410	10,678,294

Total	$23,437,312	$17,701,207	$42,541,333	$35,461,698

Income before taxes:
Unit level profit	$65,226,646	$64,516,617	$120,587,752	$128,977,520
Depreciation, amortization and impairment	23,437,312	17,701,207	42,541,333	35,461,698
General and administrative	24,223,556	12,622,404	36,922,443	24,680,554
Gain on insurance claims	—	(520,751)	(1,237,856)	(4,003,648)
Loss (gain) on disposal of assets	—	(741,016)	(938,268)	(1,363,315)
Pre-opening	353,373	459,398	445,987	715,562
Interest expense, net	29,529,545	28,542,043	58,563,243	53,156,617
Other expense (income)	5,855,544	(4,690,409)	(16,788,648)	(555,997)

Consolidated income from continuing operations before taxes	$(18,172,684)	$11,143,741	$1,079,518	$20,886,049

			June 30, 2010	December 31, 2009

Segment assets:
Restaurant and hospitality			$802,432,055	$805,375,785
Gaming			689,727,415	703,718,596
Corporate and other (1)			191,061,091	190,973,436

			$1,683,220,561	$1,700,067,817

(1)	Includes intersegment eliminations and assets and liabilities related to discontinued operations

12. SUPPLEMENTAL GUARANTOR INFORMATION

In November 2009, we issued, in a private offering, $406.5 million of 11  5/8% Senior Secured Notes due in 2015 (see Note 5). In April 2010, we issued an additional $47.0 million of the 11 5/8% Senior Secured Notes. These notes are fully and unconditionally and joint and severally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

June 30, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,971,083	$56,260,601	$(717,233)	$59,514,451
Restricted cash and cash equivalents	73,208,655	—	—	—	73,208,655
Accounts receivable—trade and other, net	14,843,466	6,339,686	4,948,191	—	26,131,343
Inventories	12,054,712	13,572,167	3,019,395	—	28,646,274
Deferred taxes	21,689,730	1,231,293	3,870,882	—	26,791,905
Assets related to discontinued operations	1,500,000	460,344	—	—	1,960,344
Other current assets	5,538,388	2,998,880	5,360,822	—	13,898,090
Total current assets	128,834,951	28,573,453	73,459,891	(717,233)	230,151,062
PROPERTY AND EQUIPMENT, net	8,659,483	651,320,349	663,887,006	—	1,323,866,838
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	2,145,582	14,922,181	28,001,222	—	45,068,985
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	842,624,544	44,446,820	(209,651,247)	(677,420,117)	—
OTHER ASSETS, net	35,804,057	3,964,174	25,837,898	—	65,606,129

Total assets	$1,018,068,617	$761,754,524	$581,534,770	$(678,137,350)	$1,683,220,561

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,097,911	$21,145,586	$9,731,114	$(717,233)	$52,257,378
Accrued liabilities	51,239,440	46,709,625	36,404,634	—	134,353,699
Income taxes payable	—	2,074,161	—	(2,074,161)	—
Current portion of long-term debt and other obligations	16,721,000	—	13,213,636	—	29,934,636
Liabilities related to discontinued operations	—	1,804,942	—	—	1,804,942

Total current liabilities	90,058,351	71,734,314	59,349,384	(2,791,394)	218,350,655

LONG-TERM NOTES, NET OF CURRENT PORTION	586,602,799	—	436,748,542	—	1,023,351,341
DEFERRED TAXES	—	1,527,214	—	(1,527,214)	—
OTHER LIABILITIES	27,913,714	22,403,719	77,707,379	—	128,024,812

Total liabilities	704,574,864	95,665,247	573,805,305	(4,318,608)	1,369,726,808

COMMITMENTS AND
CONTINGENCIES
Redeemable noncontrolling interest	10,874,165	—	—	—	10,874,165
TOTAL EQUITY	302,619,588	666,089,277	7,729,465	(673,818,742)	302,619,588

Total liabilities and equity	$1,018,068,617	$761,754,524	$581,534,770	$(678,137,350)	$1,683,220,561

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$642,596	$233,616,282	$3,454,927	$(834,101)	$236,879,704
Gaming:
Casino	—	—	32,710,900	—	32,710,900
Rooms	—	—	14,849,537	—	14,849,537
Food and beverage	—	—	12,184,991	—	12,184,991
Other	—	—	4,225,453	—	4,225,453
Promotional allowances	—	—	(6,243,254)	—	(6,243,254)

Net gaming revenue	—	—	57,727,627	—	57,727,627

Total revenue	642,596	233,616,282	61,182,554	(834,101)	294,607,331

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	56,795,666	431,543	—	57,227,209
Labor	—	65,838,518	842,227	—	66,680,745
Other operating expenses	319,608	58,132,855	1,341,071	(834,101)	58,959,433
Gaming:
Casino	—	—	17,914,539	—	17,914,539
Rooms	—	—	6,632,953	—	6,632,953
Food and beverage	—	—	6,781,219	—	6,781,219
Other	—	—	15,184,587	—	15,184,587
General and administrative expense	24,033,970	189,586	—	—	24,223,556
Depreciation and amortization	852,422	11,211,064	7,567,048	—	19,630,534
Asset impairment expense	—	3,806,778	—	—	3,806,778
Gain on insurance claims	—	—	—	—	—
Loss (gain) on disposal of assets	—	—	—	—	—
Pre-opening expenses	—	353,373	—	—	353,373

Total operating costs and expenses	25,206,000	196,327,840	56,695,187	(834,101)	277,394,926

OPERATING INCOME	(24,563,404)	37,288,442	4,487,367	—	17,212,405
OTHER EXPENSES (INCOME):
Interest expense, net	18,085,640	(48)	11,443,953	—	29,529,545
Other, net	336,399	5,421	5,513,724	—	5,855,544

Total other expense	18,422,039	5,373	16,957,677	—	35,385,089

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(42,985,443)	37,283,069	(12,470,310)	—	(18,172,684)
PROVISION (BENEFIT) FOR INCOME TAXES	2,742,375	(3,034,254)	(4,141,846)	—	(4,433,725)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(45,727,818)	40,317,323	(8,328,464)	—	(13,738,959)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(58,019)	—	—	(58,019)
EQUITY IN EARNINGS OF SUBSIDIARIES	31,930,840	—	—	(31,930,840)	—

NET INCOME (LOSS)	(13,796,978)	40,259,304	(8,328,464)	(31,930,840)	(13,796,978)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	333,972	—	—	—	333,972

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	(14,130,950)	40,259,304	(8,328,464)	(31,930,840)	(14,130,950)
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	—	—

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$(14,130,950)	$40,259,304	$(8,328,464)	$(31,930,840)	$(14,130,950)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$511,813	$222,346,836	$3,406,034	$(756,520)	$225,508,163
Gaming:
Casino	—	—	34,427,793	—	34,427,793
Rooms	—	—	12,441,637	—	12,441,637
Food and beverage	—	—	11,718,082	—	11,718,082
Other	—	—	4,109,943	—	4,109,943
Promotional allowances	—	—	(6,200,277)	—	(6,200,277)

Net gaming revenue	—	—	56,497,178	—	56,497,178

Total revenue	511,813	222,346,836	59,903,212	(756,520)	282,005,341

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	53,610,512	495,366	—	54,105,878
Labor	—	63,308,614	881,275	—	64,189,889
Other operating expenses	(75,322)	54,725,971	1,275,679	(756,520)	55,169,808
Gaming:
Casino	—	—	17,511,110	—	17,511,110
Rooms	—	—	5,772,122	—	5,772,122
Food and beverage	—	—	6,732,630	—	6,732,630
Other	—	—	14,007,287	—	14,007,287
General and administrative expense	12,622,404	—	—	—	12,622,404
Depreciation and amortization	935,411	10,913,275	5,852,521	—	17,701,207
Gain on insurance claims	(158,788)	—	(361,963)	—	(520,751)
Loss (gain) on disposal of assets	—	—	(741,016)	—	(741,016)
Pre-opening expenses	—	459,398	—	—	459,398

Total operating costs and expenses	13,323,705	183,017,770	51,425,011	(756,520)	247,009,966

OPERATING INCOME	(12,811,892)	39,329,066	8,478,201	—	34,995,375
OTHER EXPENSES (INCOME):
Interest expense, net	20,417,036	(69)	8,125,076	—	28,542,043
Other, net	(411,144)	—	(4,279,265)	—	(4,690,409)

Total other expense	20,005,892	(69)	3,845,811	—	23,851,634

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(32,817,784)	39,329,135	4,632,390	—	11,143,741
PROVISION (BENEFIT) FOR INCOME TAXES	(7,710,625)	9,150,063	1,107,394	—	2,546,832

INCOME (LOSS) FROM CONTINUING OPERATIONS	(25,107,159)	30,179,072	3,524,996	—	8,596,909
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(47,867)		—	(47,867)
EQUITY IN EARNINGS OF SUBSIDIARIES	33,656,201	—	—	(33,656,201)	—

NET INCOME (LOSS)	8,549,042	30,131,205	3,524,996	(33,656,201)	8,549,042
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	283,730	—	—	—	283,730

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	8,265,312	30,131,205	3,524,996	(33,656,201)	8,265,312
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTERESTS	1,660,878	—	—	—	1,660,878

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$6,604,434	$30,131,205	$3,524,996	$(33,656,201)	$6,604,434

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$1,181,778	$430,684,493	$6,056,265	$(1,798,400)	$436,124,136
Gaming:
Casino	—	—	69,528,699	—	69,528,699
Rooms	—	—	28,962,911	—	28,962,911
Food and beverage	—	—	23,285,696	—	23,285,696
Other	—	—	8,142,864	—	8,142,864
Promotional allowances	—	—	(12,706,102)	—	(12,706,102)

Net gaming revenue	—	—	117,214,068	—	117,214,068

Total revenue	1,181,778	430,684,493	123,270,333	(1,798,400)	553,338,204

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	105,404,898	831,378	—	106,236,276
Labor	—	123,587,209	1,588,695	—	125,175,904
Other operating expenses	505,862	108,331,679	2,522,315	(1,798,400)	109,561,456
Gaming:
Casino	—	—	36,344,763	—	36,344,763
Rooms	—	—	12,560,247	—	12,560,247
Food and beverage	—	—	13,122,818	—	13,122,818
Other	—	—	29,748,988	—	29,748,988
General and administrative expense	36,732,857	189,586	—	—	36,922,443
Depreciation and amortization	1,728,907	21,905,399	15,100,249	—	38,734,555
Asset impairment expense	—	3,806,778	—	—	3,806,778
Gain on insurance claims	—	(669,826)	(568,030)	—	(1,237,856)
Loss (gain) on disposal of assets	(938,268)	—	—	—	(938,268)
Pre-opening expenses	—	445,987	—	—	445,987

Total operating costs and expenses	38,029,358	363,001,710	111,251,423	(1,798,400)	510,484,091

OPERATING INCOME	(36,847,580)	67,682,783	12,018,910	—	42,854,113
OTHER EXPENSES (INCOME):
Interest expense, net	35,697,120	(80)	22,866,203	—	58,563,243
Other, net	234,929	103,219	(17,126,796)	—	(16,788,648)

Total other expense	35,932,049	103,139	5,739,407	—	41,774,595

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(72,779,629)	67,579,644	6,279,503	—	1,079,518
PROVISION (BENEFIT) FOR INCOME TAXES	(4,468,794)	4,305,674	395,609	—	232,489

INCOME (LOSS) FROM CONTINUING OPERATIONS	(68,310,835)	63,273,970	5,883,894	—	847,029
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(96,005)	—	—	(96,005)
EQUITY IN EARNINGS OF SUBSIDIARIES	69,061,859	—	—	(69,061,859)	—

NET INCOME (LOSS)	751,024	63,177,965	5,883,894	(69,061,859)	751,024
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	555,779	—	—	—	555,779

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	195,245	63,177,965	5,883,894	(69,061,859)	195,245
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	—	—

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$195,245	$63,177,965	$5,883,894	$(69,061,859)	$195,245

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$988,278	$418,589,258	$7,876,972	$(1,670,695)	$425,783,813
Gaming:
Casino	—	—	70,396,082	—	70,396,082
Rooms	—	—	24,847,453	—	24,847,453
Food and beverage	—	—	22,204,310	—	22,204,310
Other	—	—	7,722,307	—	7,722,307
Promotional allowances	—	—	(12,658,641)	—	(12,658,641)

Net gaming revenue	—	—	112,511,511	—	112,511,511

Total revenue	988,278	418,589,258	120,388,483	(1,670,695)	538,295,324

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	102,755,506	1,013,897	—	103,769,403
Labor	—	120,486,977	1,698,620	—	122,185,597
Other operating expenses	(469,551)	95,638,122	2,545,601	(1,670,695)	96,043,477
Gaming:
Casino	—	—	37,131,600	—	37,131,600
Rooms	—	—	11,381,837	—	11,381,837
Food and beverage	—	—	12,433,916	—	12,433,916
Other	—	—	26,371,974	—	26,371,974
General and administrative expense	24,680,554	—	—	—	24,680,554
Depreciation and amortization	1,958,626	21,958,711	11,544,361	—	35,461,698
Gain on insurance claims	(3,641,685)	—	(361,963)	—	(4,003,648)
Loss (gain) on disposal of assets	(4,931)	—	(1,358,384)	—	(1,363,315)
Pre-opening expenses	—	715,562	—	—	715,562

Total operating costs and expenses	22,523,013	341,554,878	102,401,459	(1,670,695)	464,808,655

OPERATING INCOME	(21,534,735)	77,034,380	17,987,024	—	73,486,669
OTHER EXPENSES (INCOME):
Interest expense, net	36,385,359	(69)	16,771,327	—	53,156,617
Other, net	3,863,993	(121)	(4,419,869)	—	(555,997)

Total other expense	40,249,352	(190)	12,351,458	—	52,600,620

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(61,784,087)	77,034,570	5,635,566	—	20,886,049
PROVISION (BENEFIT) FOR INCOME TAXES	(15,010,458)	18,586,700	1,358,171	—	4,934,413
INCOME (LOSS) FROM CONTINUING OPERATIONS	(46,773,629)	58,447,870	4,277,395	—	15,951,636
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(98,770)		—	(98,770)
EQUITY IN EARNINGS OF SUBSIDIARIES	62,626,495	—	—	(62,626,495)	—

NET INCOME (LOSS)	15,852,866	58,349,100	4,277,395	(62,626,495)	15,852,866
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	514,308	—	—	—	514,308

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	15,338,558	58,349,100	4,277,395	(62,626,495)	15,338,558
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTERESTS	2,725,641	—	—	—	2,725,641

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$12,612,917	$58,349,100	$4,277,395	$(62,626,495)	$12,612,917

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six months ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$751,024	$63,177,965	$5,883,894	$(69,061,859)	$751,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,728,907	21,905,399	15,100,249	—	38,734,555
Gain on disposition of assets	(938,268)	—	(1,605,708)	1,605,708	(938,268)
Gain on insurance claims	—	(669,826)	(568,030)	—	(1,237,856)
Change in assets and liabilities, net and other	(24,129,327)	(46,729,268)	14,334,330	67,803,462	11,279,197

Total adjustments	(23,338,688)	(25,493,695)	27,260,841	69,409,170	47,837,628

Net cash provided (used) by operating activities	(22,587,664)	37,684,270	33,144,735	347,311	48,588,652
CASH FLOWS FROM INVESTING
ACTIVITIES:
Property and equipment additions	(1,537,023)	(16,414,116)	(10,959,368)	—	(28,910,507)
Proceeds from disposition of assets	1,952,715	669,826	568,030	—	3,190,571
Increase in restricted cash	(132,123)	—	—	—	(132,123)
Business acquisitions, net of cash acquired	—	(22,043,122)	—	—	(22,043,122)

Net cash provided by (used in) investing activities	283,569	(37,787,412)	(10,391,338)	—	(47,895,181)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Purchases of common stock for treasury	(42,884)	—	—	—	(42,884)
Payments of debt and related expenses, net	(8,000,000)	—	(31,705,467)	—	(39,705,467)
Financing proceeds	49,820,000	—	—	—	49,820,000
Repayment of bonds	(14,000)	—	—	—	(14,000)
Debt issuance costs	(1,459,021)	—	(1,789,137)	—	(3,248,158)
Proceeds from credit facility	94,000,000	—	46,283,946	—	140,283,946
Payments on credit facility	(112,000,000)	—	(47,856,779)	—	(159,856,779)

Net cash provided (used) in financing activities	22,304,095	—	(35,067,437)	—	(12,763,342)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(103,142)	(12,314,040)	347,311	(12,069,871)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	4,074,225	68,574,641	(1,064,544)	71,584,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,971,083	$56,260,601	$(717,233)	$59,514,451

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,852,866	$58,349,100	$4,277,395	$(62,626,495)	$15,852,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,958,626	21,958,711	11,544,361	—	35,461,698
Gain on disposition of assets	(4,931)	—	(1,358,384)	—	(1,363,315)
Gain on insurance claims	(3,641,685)	—	(361,963)	—	(4,003,648)
Change in assets and liabilities, net and other	13,684,189	(53,408,279)	(4,440,136)	62,775,822	18,611,596

Total adjustments	11,996,199	(31,449,568)	5,383,878	62,775,822	48,706,331

Net cash provided (used) by operating activities	27,849,065	26,899,532	9,661,273	149,327	64,559,197
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	1,169,447	(28,489,459)	(69,686,770)	—	(97,006,782)
Proceeds from disposition of assets	3,646,616	—	6,684,983	—	10,331,599

Net cash provided by (used in) investing activities	4,816,063	(28,489,459)	(63,001,787)	—	(86,675,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(47,931)	—	—	—	(47,931)
Proceeds from exercise of stock options	30,628	—	—	—	30,628
Payments of debt and related expenses, net	(2,503,832)	—	(561,194)	—	(3,065,026)
Financing proceeds	390,040,000	—	—	—	390,040,000
Repayment of bonds	(398,362,000)	—	—	—	(398,362,000)
Debt issuance costs	(17,639,190)	—	—	—	(17,639,190)
Proceeds from credit facility	97,633,246	—	126,060,606	—	223,693,852
Payments on credit facility	(101,816,049)	—	(56,000,000)	—	(157,816,049)

Net cash provided by (used in) financing activities	(32,665,128)	—	69,499,412	—	36,834,284

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,589,927)	16,158,898	149,327	14,718,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	5,705,232	46,595,810	(1,234,237)	51,066,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$4,115,305	$62,754,708	$(1,084,910)	$65,785,103

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants and gaming facilities. We locate our restaurants in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We focus on providing quality food at reasonable prices while offering a memorable atmosphere for our guests. As of June 30, 2010, we operated 183 restaurants, as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

Merger Agreement

In August 2009, we established a special committee comprised entirely of independent directors to review strategic alternatives. On November 3, 2009, the special committee recommended that our board accept a proposal from Mr. Fertitta to acquire all of our stock that he does not already own for $14.75 per share, in cash, and the board of directors approved the execution of a merger agreement with companies wholly-owned by Mr. Fertitta (original merger agreement).

On May 23, 2010, we entered into an amendment to the original merger agreement (first amended merger agreement). Pursuant to the first amended merger agreement, Mr. Fertitta agreed to acquire all of our stock that he does not already own for $24.00 per share, in cash.

On June 20, 2010, we entered into a second amendment to the original merger agreement (second amended merger agreement, and collectively with the original merger agreement and the first amended merger agreement, the merger agreement). Pursuant to the second amended merger agreement, Mr. Fertitta agreed to acquire all of our stock that he does not already own for $24.50 per share, in cash. In connection with the second amended merger agreement, we entered into voting agreements with Pershing Square Capital Management, L.P. and Pershing Square GP, LLC and with Richard T. McGuire (collectively, the Pershing Square Group), whereby the Pershing Square Group has agreed to support the merger, subject to the terms and conditions set forth in the voting agreements. As of June 20, 2010, the Pershing Square Group beneficially owned approximately 9.9% of our outstanding shares of common stock.

On May 24, 2010, we announced that a partial settlement (the May Settlement) has been reached to settle derivative and certain other claims against Mr. Fertitta, affiliates of Mr. Fertitta and our directors in the lawsuit entitled Louisiana Municipal Police Employees’ Retirement System, on behalf of itself and all other similarly situated shareholders of Landry’s Restaurants, Inc. and derivatively on behalf of nominal defendant Landry’s Restaurants, Inc. v. Tilman J. Fertitta, et al., C.A. No. 4339-VCL, in the Court of Chancery of the State of Delaware (the Delaware litigation).

On July 15, 2010, we also reached an agreement (the July Settlement) with plaintiff’s attorneys to settle all remaining claims in the Delaware litigation for $14.5 million. Under the July Settlement, defendants will deposit $14.5 million in escrow to pay the class claims and their attorney’s fees. The proceeds of the July Settlement will be paid primarily from existing insurance policies. The July Settlement is subject to approval by the court after notice and a fairness hearing. In addition, we reached agreement on the May settlement to pay attorney’s fees of $8.0 million, subject to court approval all of which have been accrued as of June 30, 2010.

Our board of directors, acting upon the unanimous recommendation of the special committee, has approved the merger agreement and has recommended that our stockholders vote in favor of the merger agreement. There can be no assurances that the proposed acquisition will be approved by our stockholders or that an acceptable transaction will be completed.

Oceanaire Acquisition

On April 30, 2010, we completed the acquisition of all of the capital stock of the Oceanaire, Inc (Oceanaire), and its wholly owned subsidiaries, a seafood restaurant company with 12 locations, in accordance with a plan of reorganization submitted by the unsecured creditors of Oceanaire in a U.S. Bankruptcy court for $23.4 million in cash, plus the assumption of certain additional working capital liabilities. The acquisition of Oceanaire provides additional growth within our high end seafood line, as well as a known brand.

Nashville Flood

        In May 2010, Nashville, Tennessee experienced severe flooding that resulted in closing the Opry Mills Mall where we operated both a Rainforest Café and an Aquarium restaurant. These restaurants remain closed and cannot effectively reopen until the mall reopens. We cannot estimate the reopening date at this time, but believe it may not occur until 2011. We have sufficient insurance for reconstruction, and substantial business interruption coverage, enhanced by rent abatement during the mall closure. There is no assurance that the restaurant will reopen prior to exhausting such coverage.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restaurant and hospitality:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	24.2%	24.0%	24.4%	24.4%
Labor	28.1%	28.5%	28.7%	28.7%
Other operating expenses (1)	24.9%	24.4%	25.1%	22.5%

Unit Level Profit (1)	22.8%	23.1%	21.8%	24.4%

Gaming:
Revenues	100.0%	100.0%	100.0%	100.0%
Casino costs	31.0%	31.0%	31.0%	33.0%
Rooms costs	11.5%	10.2%	10.7%	10.1%
Food and beverage costs	11.7%	11.9%	11.2%	11.1%
Other operating expenses (1)	26.4%	24.8%	25.4%	23.4%

Unit Level Profit (1)	19.4%	22.1%	21.7%	22.4%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Restaurant and Hospitality

Restaurant and hospitality revenues increased $11,371,541, or 5.0%, from $225,508,163 to $236,879,704 for the three months ended June 30, 2010 compared to the prior year comparable period. The change in revenue is the result of the following approximate amounts: acquisition of Oceanaire— increase $9.9 million; new restaurant openings—increase $4.4 million; same store sales (restaurants open all of the first quarter 2010 and 2009)—increase $0.8 million; closed or sold restaurants—decrease $4.4 million and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period or other sales. The total number of units open as of June 30, 2010 and 2009 was 183 and 175, respectively.

Cost of revenues increased $3,121,331 or 5.8%, from $54,105,878 to $57,227,209 for the three months ended June 30, 2010 as compared to the prior year and such expenses increased as a percentage of revenues for the three months ended June 30, 2010 to 24.2% from 24.0% in 2009. This increase is due primarily to the increase in revenues, as well as a change in product mix and higher average costs associated with Oceanaire as a percentage of revenue.

Labor expense increased $2,490,856, or 3.9%, from $64,189,889 to $66,680,745 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Labor expenses as a percentage of revenues for 2010 decreased to 28.1% from 28.5% in 2009. The increase in labor expense associated with increased revenues was partially offset by the impact of reduced bonuses.

Other operating expenses increased $3,789,625 or 6.9%, from $55,169,808 to $58,959,433 for the three months ended June 30, 2010 as compared to the prior year period and such expenses increased as a percentage of revenues to 24.9% in 2010 from 24.4% in 2009. The increase primarily relates to the increase in revenues, additional repairs and maintenance costs and loyalty program costs.

Gaming

Casino revenues decreased $1,716,893, or 5.0%, from $34,427,793 to $32,710,900 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This decrease is primarily the result of lower table game revenue and reduced slot activity, primarily in Las Vegas.

Room revenues increased $2,407,900, or 19.4%, from $12,441,637 to $14,849,537 for the three months ended June 30, 2010 as compared to the prior year period. This increase is the result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009, partially offset by reduced average daily room rates in Las Vegas as compared to the prior year period.

Food and beverage revenues increased $466,909, or 4.0%, from $11,718,082 to $12,184,991 for the three months ended June 30, 2010 as compared to the comparable prior year period. This increase is a result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009.

Casino expenses increased $403,429, or 2.3%, from $17,511,110 to $17,914,539 for the three months ended June 30, 2010 as compared to the comparable prior year period. This increase is primarily the result of increased promotional expenses.

Room expenses increased $860,831 or 14.9% from $5,772,122 to $6,632,953 for the three months ended June 30, 2010 as compared to the comparable prior year period. This increase is primarily the result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009.

Other expenses increased $1,177,300, or 8.4%, from $14,007,287 to $15,184,587 for the three months ended June 30, 2010 as compared to the comparable period in the prior year. This increase resulted primarily from increased staffing levels, maintenance, and utilities associated with the opening of Rush Tower in the fourth quarter of 2009.

Consolidated

General and administrative expenses increased $11,601,152 or 91.9%, from $12,622,404 to $24,223,556 for the three months ended June 30, 2010 as compared to the comparable prior year period and increased as a percentage of revenue to 8.2% in 2010 from 4.5% in 2009. This increase is primarily the result of charges associated with the settlements reached in the Delaware litigation, as well as fees and expenses associated with the Oceanaire acquisition and the merger transaction.

Depreciation and amortization expense increased $1,929,327, or 10.9%, from $17,701,207 to $19,630,534 for the three months ended June 30, 2010 as compared to the comparable prior year period as a result of increased depreciation expense associated with the opening of Rush Tower in the fourth quarter of 2009 and the Oceanaire acquisition.

Impairment expense amounted to $3,806,778 for the three months ended June 30, 2010 and was related to two underperforming restaurant locations.

We recorded a gain on insurance claims of $520,751 during 2009, representing insurance proceeds associated with Hurricane Ike that exceeded the recorded book value of the assets which were damaged. No gain was recorded in 2010.

We recorded gains on disposal of assets amounting to $741,016 during 2009, as a result of gains associated with the disposition of two restaurant properties. No gain was recorded in 2010.

Pre-opening expenses decreased by $106,025, or 23.1% from $459,398 to $353,373 for the three months ended June 30, 2010 as compared to the comparable prior year period due to reduced activity.

Net interest expense for the three months ended June 30, 2010 increased by $987,502, or 3.5%, from $28,542,043 to $29,529,545 as compared to the comparable prior year period. This increase is primarily due to increased borrowings associated with our refinancing and construction of the Golden Nugget tower.

Other expense amounted to $5,855,544 for the three months ended June 30, 2010 as compared to other income totaling $4,690,409 for the three months ended June 30, 2009. The 2010 amount relates primarily to non-cash charges of $5.3 million related to interest rate swaps not considered hedges. The 2009 amount related primarily to non-cash gains of $4.9 million related to interest rate swaps that were not considered hedges.

A benefit for income taxes of $4,433,725 was recorded for three months ended June 30, 2010 compared with a provision of $2,546,832 for the three months ended June 30, 2009. The effective tax rate for 2010 was 24.4% compared to 22.9% for the prior year period.

Six months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Restaurant and Hospitality

Restaurant and hospitality revenues increased $10,340,323, or 2.4%, from $425,783,813 to $436,124,136 for the six months ended June 30, 2010 compared to the prior year comparable period. The change in revenue is the result of the following approximate amounts: acquisition of Oceanaire— increase $9.9 million; new restaurant openings—increase $6.9 million; same store sales (restaurants open all of the first six months of 2010 and 2009)—decrease $2.0 million; closed or sold restaurants—decrease $6.5 million and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period or other sales. The total number of units open as of June 30, 2010 and 2009 was 183 and 175, respectively.

Cost of revenues increased $2,466,873, or 2.4%, from $103,769,403 to $106,236,276 for the six months ended June 30, 2010 as compared to the prior year and such expenses as a percentage of revenues for the six months ended June 30, 2010 were flat at 24.4%. This increase in costs is due primarily to the increase in revenues.

Labor expense increased $2,990,307, or 2.4%, from $122,185,597 to $125,175,904 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Labor expenses as a percentage of revenues for 2010 were flat at 28.7%. The increase in expense was due primarily to the increase in revenues.

Other operating expenses increased $13,517,979 or 14.1%, from $96,043,477 to $109,561,456 for the six months ended June 30, 2010 as compared to the prior year period and such expenses increased as a percentage of revenues to 25.1% in 2010 from 22.5% in 2009. This increase primarily relates to decreased rent expense in 2009 associated with a $7.5 million lease termination payment received from a landlord, increased revenues as compared to 2009 and increased marketing and promotions spend as compared to the comparable prior year period.

Gaming

Casino revenues decreased $867,383, or 1.2%, from $70,396,082 to $69,528,699 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This decrease is primarily the result of lower table game and slot revenue, primarily in Las Vegas.

Room revenues increased $4,115,458, or 16.6%, from $24,847,453 to $28,962,911 for the six months ended June 30, 2010 as compared to the prior year period. This increase is the result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009, partially offset by reduced average daily room rates in Las Vegas as compared to the prior year period.

Food and beverage revenues increased $1,081,386, or 4.9%, from $22,204,310 to $23,285,696 for the six months ended June 30, 2010 as compared to the comparable prior year period. This increase is a result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009, as well as the temporary closure of certain outlets in the first quarter of 2009 as a cost saving measure.

Other revenues increased $420,557, or 5.4%, from $7,722,307 to $8,142,864 for the six months ended June 30, 2010 as a result of increased retail revenue as a result of the increased occupied rooms and the opening of new retail outlets in the Rush Tower.

Casino expenses decreased $786,837, or 2.1%, from $37,131,600 to $36,344,763 for the six months ended June 30, 2010 as compared to the comparable prior year period. This decrease is primarily the result of reduced payroll related costs.

Room expenses increased $1,178,410 or 10.4% from $11,381,837 to $12,560,247 for the six months ended June 30, 2010 as compared to the comparable prior year period. This increase is primarily the result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009.

Food and beverage expenses increased $688,902, or 5.5%, from $12,433,916 to $13,122,818 for the six months ended June 30, 2010 as compared to the comparable prior year period. This increase is a result of the additional traffic associated with the opening of Rush Tower in the fourth quarter of 2009, as well as the temporary closure of certain outlets in the first quarter of 2009 as a cost saving measure.

Other expenses increased $3,377,014, or 12.8%, from $26,371,974 to $29,748,988 for the six months ended June 30, 2010 as compared to the comparable period in the prior year. This increase resulted primarily from increased staffing levels, maintenance, and utilities associated with the opening of Rush Tower in the fourth quarter of 2009 and increased cost of additional retail sales.

Consolidated

General and administrative expenses increased $12,241,889 or 49.6%, from $24,680,554 to $36,922,443 for the six months ended June 30, 2010 as compared to the comparable prior year period and increased as a percentage of revenue to 6.7% in 2010 from 4.6% in 2009. This increase is primarily the result of charges associated with the settlements reached in the Delaware litigation, as well as fees and expenses associated with the Oceanaire acquisition and the merger transaction.

Depreciation and amortization expense increased $3,272,857, or 9.2%, from $35,461,698 to $38,734,555 for the six months ended June 30, 2010 as compared to the comparable prior year period largely as a result of increased depreciation expense associated with the opening of Rush Tower in the fourth quarter of 2009 and the Oceanaire acquisition.

Impairment expense amounted to $3,806,778 for the six months ended June 30, 2010 and was related to two underperforming restaurant locations.

We recorded $1,237,856 for the six months ended June 30, 2010 as income representing insurance proceeds associated with Hurricane Ike that exceeded the recorded book value of the assets which were damaged. Gains recorded in 2009 amounted to $4,003,648.

Gains on disposals of assets amounted to $938,268 for the six months ended June 30, 2010 as a result of gains on the disposition of two restaurant properties. Gains on disposals of fixed assets amounted to $1,363,315 for the six months ended June 30, 2009 as a result of a gain on the disposition of property in Galveston, Texas and a single restaurant location.

Pre-opening expenses decreased by $269,575, or 37.7% from $715,562 to $445,987 for the six months ended June 30, 2010 as compared to the comparable prior year period due to reduced activity.

Net interest expense for the six months ended June 30, 2010 increased by $5,406,626, or 10.2%, from $53,156,617 to $58,563,243 as compared to the comparable prior year period. This increase is primarily due to increased borrowings associated with our refinancing and construction of the Golden Nugget tower.

Other income amounted to $16,788,648, for the six months ended June 30, 2010 as compared to other income totaling $555,997 for the six months ended June 30, 2009. The 2010 amount relates primarily to a $33.0 million gain related to the repurchase of $62.8 million of the Golden Nugget second lien indebtedness at 40% of face value, partially offset by non-cash charges of $15.3 million related to interest rate swaps not considered hedges. The 2009 amount is primarily comprised of non-cash gains of $4.9 million related to interest rate swaps not considered hedges, partially offset by $4.0 million in call premiums associated with refinancing our 7.5% and 9.5% senior notes.

A provision for income taxes of $232,489 was recorded for the six months ended June 30, 2010 compared with a provision of $4,934,413 for the six months ended June 30, 2009. The effective tax rate for 2010 was 21.5% compared to 23.6% for the prior year period.

Liquidity and Capital Resources

On April 28, 2010, we announced the completion of an offering of an additional $47.0 million aggregate principal amount of 11 5/8% senior secured notes due 2015 (the “Additional Notes”). The sale of the Additional Notes provided gross proceeds of approximately $49.8 million which were used to pay for the acquisition of The Oceanaire, Inc. (“Oceanaire”), and its wholly owned subsidiaries, to repay outstanding revolver balances and for general corporate purposes.

On November 30, 2009, we completed the offering of $406.5 million in aggregate principal amount of 11 5/8 % senior secured notes due 2015 (the “Initial Notes”). The gross proceeds from the offering and sale of the Initial Notes were $400.1 million, (the Initial Notes and the Additional Notes are herein referred to as the “Notes”). The Notes are unconditionally guaranteed on a senior secured basis as to principal, premium, if any, and interest by all of our current and future domestic restricted subsidiaries (each individually a Guarantor and collectively, the Guarantors) and are secured by a second lien position on substantially all assets of Landry’s and the Guarantors.

On April 26, 2010 and July 23, 2010, we and the Guarantors commenced an offer to exchange the Initial Notes and Additional Notes, respectively, for notes registered under the Securities Act, having substantially identical terms as the Initial Notes. The offer to exchange the Initial Notes was completed on May 28, 2010 and all $406.5 million of the Initial Notes Series A were exchanged for registered Initial Notes Series B. The exchange offer for the Additional Notes has not yet been completed.

The Indenture under which the Notes have been issued contains covenants that will limit our ability of the Company and the ability of the Guarantors to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments; create or incur liens; incur dividend or other payment restrictions affecting certain subsidiaries; consummate a merger, consolidation or sale of all or substantially all assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; engage in business other than a business that is the same or similar to the current business and reasonably related businesses; take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes.

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

Interest on the Amended Credit Facility accrues at a base rate (which is the greater of 4.0%, the Federal Funds Rate plus 0.5% or Wells Fargo’s prime rate) plus a credit spread of 5.0%, or at our option, at the Eurodollar base rate but no less than 2.0%, plus a credit spread of 6.0%, and matures on November 30, 2013.

The Amended Credit Facility contains covenants that limit our ability and the ability of the Guarantors to, among other things, incur or guarantee additional indebtedness; create liens; make capital expenditures; pay dividends on or repurchase stock; make certain types of investments; sell assets or merge with other companies. The Amended Credit Facility contains financial covenants, including a maximum leverage ratio, a maximum senior leverage ratio, and a minimum fixed charge coverage ratio.

Proceeds from the Initial Notes and the Amended Credit Facility were used to repay all of our then outstanding 14.0% Senior Secured Notes due 2011, pay fees and expenses and provide approximately $73.0 million in restricted cash available to complete a proposed merger of an affiliate of Tilman Fertitta and us. In connection with the repayment of the 14.0% Senior Secured Notes, we expensed $35.6 million in interest expense, primarily associated with early recognition of unamortized discount and deferred loan costs.

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

Previously in June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc., completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at June 30, 2010. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on November 2, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at June 30, 2010. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedges. The swaps mirror the terms of the underlying debt and reset using the same index and terms. As of June 30, 2010, an aggregate $96.0 million in second lien term loan debt has been repurchased and retired, and as such a proportional share of the second lien swaps are no longer an effective cash flow hedge. Accordingly, a $2.6 million and $11.5 million non-cash expense associated with this portion of the swaps was recorded as other expense for the three and six months ended June 30, 2010, respectively. At June 30, 2010, the remaining portion of these swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 are unrealized losses, net of income taxes, totaling $27.6 million and $27.0 million, respectively, related to these hedges. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. A non-cash expense of approximately $2.7 million was recorded related to these interest rate swaps for the three months ended June 30, 2010, while a non-cash gain of approximately $4.5 million was recorded for the three months ended June 30, 2009. For the six months ended June 30, 2010, we recorded a non-cash expense of approximately $3.8 million and a non-cash gain of $4.9 million for the six months ended June 30, 2009. The impact of these interest rate swaps was an increase to interest expense of $6.4 million and $5.5 million during the three months ended June 30, 2010 and 2009, respectively, and $12.8 million and $11.0 million during the six months ended June 30, 2010 and 2009, respectively.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. As of June 30, 2010, we were in compliance with all such covenants. As of June 30, 2010, we had approximately $17.5 million in letters of credit outstanding, and our available borrowing capacity was approximately $54.4 million.

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

Working capital decreased from $13.3 million as of December 31, 2009 to $11.8 million as of June 30, 2010. Cash flow to fund future operations, new restaurant development and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

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

Capital expenditures for the six months ended June 30, 2010 were $16.2 million. We expect capital expenditures to be approximately $11.4 million for the remainder of the year.

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

We operate approximately 183 restaurants and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

Interest Rate Risk

Total debt at June 30, 2010 included $196.6 million of floating-rate debt attributed to borrowings at an average interest rate of 7.1%. As a result, our annual interest cost in 2010 will fluctuate based on short-term interest rates.

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

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.7%) would be approximately $1.4 million annually based on the floating-rate debt and other obligations outstanding at June 30, 2010; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the six months ended June 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

General Litigation

On February 5, 2009, a purported class action and derivative lawsuit entitled Louisiana Municipal Police Employee’s Retirement System on behalf of itself and all other similarly situated shareholders of Landry’s Restaurant’s, Inc. and derivatively on behalf of nominal defendant Landry’s Restaurant’s, Inc. (“Delaware Litigation”) was brought against all members of our Board of Directors, Fertitta Holdings, Inc., and Fertitta Acquisition Co. in the Court at Chancery of the State of Delaware. The lawsuit originally alleged, among other things, a breach of a fiduciary duty by the directors for renegotiating the 2008 merger agreement with the Fertitta entities, allowing Mr. Fertitta to acquire shares of stock in the Company and gain majority control thereof, and terminating the 2008 merger agreement without requiring payment of the reverse termination fee. The suit seeks consummation of the merger buyout at $21.00 a share or damages representing the difference between $21.00 per share and the price at which class members sold their stock in the open market, or damages for allowing Mr. Fertitta to acquire control of the Company without paying a control premium, or alternatively requiring payment of the reverse termination fee or damages for the devaluation of the Company’s stock.

On January 29, 2010, plaintiff in the foregoing action filed an amended complaint also naming Fertitta Group, Inc. and Fertitta Merger Co. as defendants and has further alleged that Mr. Fertitta’s latest proposal to acquire all of our outstanding stock on November 3, 2009 was unfair and that defendants breached their fiduciary duties in entering into a 2009 merger agreement at $14.75. Also, the amended complaint alleges that the Board approved an excessive golden parachute for Mr. Fertitta (albeit over seven (7) years ago) and requests that the Court invalidate same. In addition, plaintiff asserts that there has been inadequate disclosure in our preliminary proxy statement filed with the SEC in connection with the $14.75 merger transaction. In connection with the amended complaint, plaintiff also seeks an injunction of the $14.75 transaction unless curative disclosures are made, appointment of a Trustee to conduct a sale of us to maximize shareholder value, and the imposition of a constructive trust on shares acquired by Mr. Fertitta after June 2008 to be voted in favor of a transaction that provides the highest offer to our shareholders. We believe that the new claims asserted in the amended complaint are also without merit and intend to vigorously contest them as well. On May 21, 2010, plaintiff again amended its complaint substantively reasserting the same allegations.

On May 23, 2010, the parties reached a partial settlement in the above litigation and delivered a Memorandum of Understanding for Partial Settlement to the Vice Chancellor of the Delaware Chancery Count.

On June 22, 2010, following negotiations, the parties to the Delaware Litigation memorialized the terms of the May 23, 2010 Memorandum of Understanding for Partial Settlement of the Delaware Litigation (“May Settlement”). The May Settlement will settle and release certain claims that were asserted and/or could have been asserted against defendants in connection with Counts IV through VIII of the amended complaint. On the same day, the parties submitted the May Settlement to the Delaware Chancery Court. Plaintiff’s counsel will request an award of $8 million in attorneys fees, and costs, if approved by the Delaware Chancery Court, as part of the settlement of the Delaware Litigation. If approved, the attorneys fees and cost award will be paid by us.

The parties to the Delaware Litigation agreed to mediate the claims remaining in the Delaware Litigation and not resolved by the May Settlement. On July 7, 2010, the parties to the Delaware Litigation and their respective counsel engaged in a mediation conducted by a retired federal judge, which resulted in the parties reaching an agreement in principle to settle the remaining claims asserted against defendants in the complaint. The parties executed a term sheet on July 14, 2010 agreeing to settle the remaining claims for $14.5 million, to be paid primarily by defendants insurance carriers.

On July 23, 2010, the parties memorialized the term sheet and executed a Stipulation of Settlement (“July Settlement”) which would settle and release all remaining claims asserted or that could have been asserted against defendants in the amended complaint that will not be settled and released pursuant to the May Settlement, including the claims asserted against defendants in Counts I, II, III and IX of the amended complaint. On July 23, 2010, the parties submitted the July Settlement to the Delaware Chancery Court and requested that the Delaware Chancery Court enter a scheduling order for notice and hearing for final approval of the May and July Settlements.

On July 26, 2010 the Delaware Chancery Court entered a scheduling order setting the May and July Settlements for a hearing to consider final approval on October 6, 2010.

The defendants in the Delaware Litigation have denied and continued to deny any wrongdoing or liability with respect to all claims, events and transactions complained of in the Delaware Litigation. The defendants have settled the Delaware Litigation to eliminate the uncertainty, burden, risk, expense and distraction of further litigation. The foregoing descriptions of the May and July Settlements do not purport to be complete, and a more detailed description of the May and July Settlements will be provided to current stockholders and certain of our former stockholders prior to the Delaware Chancery Court’s final approval of the May and July Settlements.

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

On January 15, 2010, the Goldfein, Biancalana and Caryer actions were consolidated by Court order. Plaintiffs allege in the consolidated petition that in connection with the proposed merger transaction, defendants have violated their fiduciary duties, duties of loyalty and good faith and fair dealing and have placed an artificial lid on the price of our stock by announcing a transaction at an inadequate price. Plaintiffs seek to enjoin the transaction until we adopt procedures and a process to obtain the highest price for shareholders, or alternatively to rescind the transaction. We believe this action is without merit and intend to vigorously contest this matter. In June 2010, the consolidated action was dismissed for lack of prosecution.

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

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March, July and November 2007, we authorized an additional $50.0 million, $75.0 million and $1.5 million, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 24.0 million shares of common stock for approximately $472.5 million through June 30, 2010.

All repurchases of our common stock during the quarter ended June 30, 2010 were made pursuant to our open market stock repurchase program. We have exhausted substantially all funds authorized for purchases under previously existing programs. The following table summarizes repurchases of our common stock during the quarter ended June 30, 2010 pursuant to our open market stock purchase program.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2010	—	$—	—	$63,932
May 1 - 31, 2010	1,826	$23.49	1,826	$21,048
June 1 - 30, 2010	—	$—	—	$21,048

Total shares purchased	1,826	$23.49	1,826	$21,048

ITEM 6.	Exhibits

The following Exhibits are set forth herein:

12.1	—	Ratio of Earnings to Fixed Charges

31.1	—	Certification by Chief Executive Officer

31.2	—	Certification by Chief Financial Officer

32	—	Certification with respect to quarterly report of Landry’s Restaurants, Inc.

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

Date: August 9, 2010