Form 10-K/A
period 2009-12-31
LANDRYS RESTAURANTS INC
filed 2010-09-03
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

* Commission file number 001-15531

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

As of August 16, 2010, there were 16,235,207 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

On April 30, 2010, we filed Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) for the purpose of amending the items under Part III of our Form 10-K filed on March 16, 2010 for the fiscal year ended December 31, 2009. Upon reviewing Amendment No. 1, we discovered that we failed to include as an exhibit to Amendment No. 1 the certification required by Section 906 of the Sarbanes-Oxley Act of 2002. We are filing this Amendment No. 2 on Form 10-K/A for the sole purpose of including the certification required by Section 906 of the Sarbanes-Oxley Act of 2002. No other information in Amendment No. 1 is amended hereby.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 3rd day of September, 2010.

LANDRY’S RESTAURANTS, INC.

/s/ Tilman J. Fertitta
Tilman J. Fertitta Chairman of the Board, President and Chief Executive Officer

Name	Title	Date

/s/ Tilman J. Fertitta Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	September 3, 2010

/s/ Rick H. Liem Rick H. Liem	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 3, 2010

/s/ Steven L. Scheinthal Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	September 3, 2010

/s/ Michael S. Chadwick Michael S. Chadwick	Director	September 3, 2010

/s/ Joe Max Taylor Joe Max Taylor	Director	September 3, 2010

/s/ Kenneth Brimmer Kenneth Brimmer	Director	September 3, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit
*31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)

*31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)

*	filed herewith