Form 10-Q
period 2010-09-30
LANDRYS RESTAURANTS INC
filed 2010-11-09
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010.

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

AS OF NOVEMBER 5, 2010 THERE WERE

1,000 SHARES OF $0.01 PAR VALUE

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

The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and related notes to financial statements included in our Annual Report on Form 10-K as amended by our Form 10-K/A for the fiscal year ended December 31, 2009. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2010.

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

When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Form 10-Q. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Form 10-Q. These factors include or relate to the following:

•	The consummation of the merger agreement between us and Fertitta Holdings on October 6, 2010;

•	our ability to implement our business strategy;

•	our ability to expand and grow our business and operations;

•	the impact of future commodity prices;

•	the availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effects of local and national economic, credit and capital market conditions on the economy in general and our business in particular;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	the effects of the BP plc oil spill;

•	our expectations of the continued availability and cost of capital resources;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality and cyclical nature of our business;

•	weather and acts of God;

•	the ability to maintain existing management;

•	the impact of potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	the impact of potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	the effects of “climate change” on our operation;

•	food, labor, fuel and utilities costs; and

•	the other factors discussed under “Risk Factors,” included in our Form 10-K for the year ended December 31, 2009.

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

LANDRY’S RESTAURANTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,934,994	$71,584,322
Restricted cash and cash equivalents	74,515,185	73,076,532
Accounts receivable - trade and other, net	20,107,790	28,730,944
Inventories	26,983,128	27,558,494
Deferred taxes	27,960,777	15,658,214
Assets related to discontinued operations	1,960,344	2,960,514
Other current assets	12,033,291	13,364,757

Total current assets	223,495,509	232,933,777

PROPERTY AND EQUIPMENT, net	1,316,871,025	1,334,334,637
GOODWILL	18,527,547	18,527,547
OTHER INTANGIBLE ASSETS, net	45,011,432	38,719,325
OTHER ASSETS, net	68,767,635	75,552,531

Total assets	$1,672,673,148	$1,700,067,817

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,311,243	$64,320,097
Accrued liabilities	148,330,190	122,275,958
Current portion of long-term notes and other obligations	29,128,592	30,181,424
Liabilities related to discontinued operations	1,489,378	2,850,225

Total current liabilities	211,259,403	219,627,704

LONG-TERM NOTES, NET OF CURRENT PORTION	1,013,844,194	1,064,758,656
OTHER LIABILITIES	135,299,624	103,808,585

Total liabilities	1,360,403,221	1,388,194,945

COMMITMENTS AND CONTINGENCIES REDEEMABLE NONCONTROLLING INTEREST	11,112,898	10,318,386
EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 16,231,882 and 16,237,851 shares issued and outstanding, respectively	162,319	162,379
Additional paid-in capital	229,623,833	227,386,478
Retained earnings	100,547,877	99,998,441
Accumulated other comprehensive loss	(30,177,000)	(26,992,812)

Total stockholders’ equity	300,157,029	300,554,486

Noncontrolling interest	1,000,000	1,000,000

Total equity	301,157,029	301,554,486

Total liabilities and equity	$1,672,673,148	$1,700,067,817

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Restaurant and hospitality	$235,901,612	$224,217,505	$672,025,748	$650,001,318
Gaming:
Casino	30,768,936	31,911,212	100,297,635	102,307,294
Rooms	14,747,912	11,778,137	43,710,823	36,625,590
Food and beverage	11,786,598	10,841,517	35,072,294	33,045,827
Other	4,114,066	3,863,607	12,256,930	11,585,914
Promotional allowances	(5,819,092)	(6,003,115)	(18,525,194)	(18,661,757)

Net gaming revenue	55,598,420	52,391,358	172,812,488	164,902,868

Total revenue	291,500,032	276,608,863	844,838,236	814,904,186

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	56,584,314	53,710,457	162,820,590	157,479,860
Labor	66,466,234	64,161,951	191,642,138	186,347,548
Other operating expenses	59,237,095	54,143,465	168,798,551	150,186,942
Gaming:
Casino	17,797,842	17,180,494	54,142,605	54,312,094
Rooms	7,015,136	6,025,464	19,575,383	17,407,301
Food and beverage	7,142,652	6,508,405	20,265,470	18,942,321
Other	15,974,732	15,118,272	45,723,720	41,490,246
General and administrative expense	13,424,942	11,544,501	50,347,385	36,225,055
Depreciation and amortization	19,662,245	17,903,473	58,396,800	53,365,171
Asset impairment expense	—	607,584	3,806,778	607,584
Gain on insurance claims	—	(406,994)	(1,237,856)	(4,410,642)
Gain on disposal of assets	—	—	(938,268)	(1,363,315)
Pre-opening expenses	288,503	177,867	734,490	893,429

Total operating costs and expenses	263,593,695	246,674,939	774,077,786	711,483,594

OPERATING INCOME	27,906,337	29,933,924	70,760,450	103,420,592
OTHER EXPENSE (INCOME):
Interest expense, net	29,615,190	29,309,564	88,178,433	82,466,181
Other, net	3,221,930	(13,429,264)	(19,493,676)	(13,985,261)

Total other expense	32,837,120	15,880,300	68,684,757	68,480,920

Income (loss) from continuing operations before income taxes	(4,930,783)	14,053,624	2,075,693	34,939,672
Provision (benefit) for income taxes	340,479	5,025,846	572,968	9,960,259

Income (loss) from continuing operations	(5,271,262)	9,027,778	1,502,725	24,979,413
Loss from discontinued operations, net of taxes	(18,965)	(56,226)	(114,970)	(154,996)

Net income (loss)	(5,290,227)	8,971,552	1,387,755	24,824,417
Less: Net income attributable to noncontolling interest	238,733	165,027	794,512	679,335

Net income (loss) attributable to Landry’s	(5,528,960)	8,806,525	593,243	24,145,082
Less: Accretion of redeemable noncontrolling interest	—	2,085,410	—	4,811,050

Net income (loss) available to Landry’s common stockholders	$(5,528,960)	$6,721,115	$593,243	$19,334,032

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

EARNINGS (LOSS) PER SHARE INFORMATION

EARNINGS (LOSS) PER SHARE INFORMATION:
Amounts available to Landry’s common stockholders:

BASIC
Income (loss) from continuing operations	$(0.34)	$0.42	$0.04	$1.21
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.34)	$0.42	$0.04	$1.20

Weighted average number of common shares outstanding	16,240,000	16,140,000	16,240,000	16,140,000

DILUTED
Income (loss) from continuing operations	$(0.34)	$0.42	$0.04	$1.20
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income (loss)	$(0.34)	$0.41	$0.04	$1.19

Weighted average number of common and common share equivalents outstanding	16,240,000	16,220,000	16,490,000	16,195,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

		Equity
		Stockholders’ Equity
						Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total	Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest			Additional Paid-In Capital	Retained Earnings
		Common Stock
		Shares	Amount
Balance, December 31, 2009	$10,318,386	16,237,851	$162,379	$227,386,478	$99,998,441	$(26,992,812)	$1,000,000	$301,554,486	$—
Net income	794,512	—	—	—	593,243	—	—	593,243	1,387,755
Ineffective portion of swaps associated with debt repurchase	—	—	—	—	—	5,548,549	—	5,548,549	5,548,549
Loss on interest rate swaps, net of tax benefit of $4,702,242	—	—	—	—	—	(8,732,737)	—	(8,732,737)	(8,732,737)
Purchase of common stock held for treasury	—	(5,969)	(60)	(99,609)	(43,807)	—	—	(143,476)	—
Stock based compensation expense	—	—	—	2,336,964	—	—	—	2,336,964	—

Balance, September 30, 2010	$11,112,898	16,231,882	$162,319	$229,623,833	$100,547,877	$(30,177,000)	$1,000,000	$301,157,029	$(1,796,433)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,387,755	$24,824,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,396,800	53,365,171
Asset impairment expense	3,806,778	607,584
Gain on disposition of assets	(938,268)	(1,363,315)
Gain on insurance claims	(1,237,856)	(4,410,642)
Gain on repurchase of debt	(32,998,237)	(19,406,543)
Gain on business acquisition	(5,926,958)	—
Changes in assets and liabilities, net and other	48,367,679	14,223,410

Total adjustments	69,469,938	43,015,665

Net cash provided by operating activities	70,857,693	67,840,082
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(40,095,382)	(128,470,353)
Proceeds from asset dispositions	4,798,821	10,738,594
Increase in restricted cash and cash equivalents	(1,438,653)	—
Business acquisition, net of cash acquired	(22,043,122)	—

Net cash used in investing activities	(58,778,336)	(117,731,759)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(143,476)	(47,931)
Proceeds from exercise of stock options	—	30,628
Payments of debt	(45,304,916)	(20,218,590)
Proceeds from issuance of bonds	49,820,000	390,040,000
Repayment of bonds	(44,000)	(398,482,000)
Debt issuance costs	(3,444,740)	(18,377,186)
Proceeds from credit facility	165,245,226	271,693,852
Payments on credit facility	(189,856,779)	(180,816,049)

Net cash (used in) provided by financing activities	(23,728,685)	43,822,724
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,649,328)	(6,068,953)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,584,322	51,066,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,934,994	$44,997,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$69,879,981	$72,537,412
Income taxes	$(12,082,584)	$2,435,312
Non-cash investing activities:
Property and equipment additions in accounts payable	$2,721,172	$18,703,901

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

On October 6, 2010, we completed a merger under which Mr. Tilman J. Fertitta, our Chairman and Chief Executive Officer, acquired all of our outstanding common stock for $24.50 per share in cash. This acquisition of our common stock and related transactions are referred to in this report as the Going Private Transaction. Our board of directors, on the unanimous recommendation of a special committee composed entirely of non-employee directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders, including those stockholders holding a majority of the common stock not held by Mr. Fertitta, voted to approve the merger agreement at a special meeting held on October 4, 2010.

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2010, consist primarily of interest rate swaps (Note 5), for which the lowest level of input significant to their fair value measurement is Level 2. As of September 30, 2010, the fair value of the interest rate swap liabilities totaled $83.6 million, of which $46.4 million are designated and qualify as hedges and the remaining $37.2 million do not qualify as hedges. As of December 31, 2009, the fair value of the interest rate swap liabilities totaled $60.0 million, of which $41.5 million are designated and qualify as hedges and the remaining $18.5 million do not qualify as hedges. These amounts are recorded as other long term liabilities in our consolidated balance sheets. In connection with a non-qualified deferred compensation plan, we use a Rabbi Trust to fund obligations of the plan. The market value of the trust assets as of September 30, 2010 and December 31, 2009 was $4.1 million and $4.0 million respectively, as determined using Level 1 inputs, is included in other assets, net and the liability to plan participants is included in other long term liabilities in our consolidated balance sheets.

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

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Libor + 3.0% (1.0% PIK) Revolving credit facility due June 2013	$42,117,013	$33,272,440	$44,755,040	$30,964,893
Libor + 6.0% (2.0% floor) Revolving credit facility due November 2013	—	—	24,000,000	24,270,000
Libor + 6.0% (2.0% floor) Term Loan due November 2013	141,759,328	142,822,523	153,014,556	154,735,970
Libor + 3.0% (1.0% PIK) First Lien Term Loan due June 2014	325,057,913	256,795,751	325,495,365	225,202,106
Libor + 3.25% Second Lien Term Loan due November 2014	68,987,232	34,493,616	131,817,628	53,386,139
7.0% Seller note due November 2014	4,000,000	3,404,719	4,000,000	4,033,937
7.5% Senior Notes due December 2014	783,000	736,405	783,000	588,973
9.5% Senior Notes due December 2014	691,000	691,230	735,000	665,175
11 5/8% Senior Notes due December 2015	450,415,449	476,314,337	400,168,809	424,178,938
11.39% non-recourse note payable due May 2025	9,161,851	14,892,770	10,170,682	10,471,319

	$1,042,972,786	$963,423,791	$1,094,940,080	$928,497,450

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not impact our financial position, cash flows or results of operations.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Matters

On October 6, 2010, we completed a merger under which Mr. Tilman J. Fertitta, our Chairman and Chief Executive Officer, acquired all of our outstanding common stock for $24.50 per share in cash. Our board of directors, on the unanimous recommendation of a special committee composed entirely of non-employee directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders, including those stockholders holding a majority of the common stock not held by Mr. Fertitta, voted to approve the merger agreement at a special meeting held on October 4, 2010.

2. ACQUISITION OF OCEANAIRE, INC.

On April 30, 2010, we completed the acquisition of all the capital stock of The Oceanaire, Inc. (Oceanaire), and all of its subsidiaries in accordance with a plan of reorganization submitted by the unsecured creditors of Oceanaire in a U.S. Bankruptcy court for $23.4 million in cash, plus the assumption of certain additional working capital liabilities. The acquisition of Oceanaire, a seafood restaurant company with 12 locations, provides additional growth within our high end seafood line, as well as a known brand with several excellent locations.

The acquisition was accounted for in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The provisional estimates originally recorded for the tax attributes associated with the transaction and certain leasehold improvements have been revised to reflect finalized fair values. These revisions resulted in a $3.2 million increase in property and equipment and a $2.7 million increase in deferred tax assets resulting in a $5.9 million bargain purchase gain, which we have retrospectively recorded in other, net within our consolidated statements of income for the nine months ending September 30, 2010. The results of operations of Oceanaire have been included in our consolidated financial statements since the date of acquisition.

Under ASC 805, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. As of September 30, 2010, we have incurred approximately $1.0 million in acquisition related costs. These amounts are included in general and administrative expense in our consolidated financial statements. No pro forma disclosure for this acquisition is provided as it is not significant to our consolidated financial results.

A summary of assets acquired and liabilities assumed in the acquisition is set forth below:

Estimated fair value of assets acquired
Current assets	$3,675,997
Property and equipment	24,516,828
Other long term assets	11,146,898

Total assets acquired	39,339,723

Estimated fair value of liabilities assumed
Current liabilities	(5,777,222)
Other long term liabilities	(4,223,370)

Total liabilities assumed	(10,000,592)

Gain on purchase	(5,926,958)
Allocated purchase price	23,412,173
Less: Cash acquired	(1,369,051)

Net cash paid	$22,043,122

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The results of discontinued operations for the three and nine months ended September 30, 2010 and 2009 were not material.

Our properties are reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value using Level 3 measurements. Properties to be disposed of are reported at the lower of their carrying amount or fair value determined by management’s estimates of expected proceeds supplemented by third party offers or sales contracts, reduced for estimated disposal costs

We recorded no impairment expense during the three months ended September 30, 2010 and $3.8 million for the nine months ended September 30, 2010 to impair the fixed assets of two underperforming restaurants. During the three and nine months ended September 30, 2009, we recorded impairment charges of $0.6 million related to a single restaurant location. Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets held and used	$568,976	$—	$—	$568,976	$(3,806,778)

					$(3,806,778)

Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets held and used	$—	$—	$—	$—	$(607,584)

					$(607,584)

4. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30, 2010	December 31, 2009
Payroll and related costs	$31,478,311	$22,120,315
Rent and insurance	26,854,813	28,605,202
Taxes, other than payroll and income taxes	17,086,258	19,717,328
Deferred revenue (gift cards and certificates)	16,237,664	17,537,349
Accrued interest	19,794,740	7,268,622
Casino deposits, outstanding chips and other gaming	9,981,212	10,120,470
Other	26,897,192	16,906,672

	$148,330,190	$122,275,958

5. DEBT

On April 28, 2010, we announced the completion of an offering of an additional $47.0 million aggregate principal amount of 11 5/8% senior secured notes due 2015 (the “Additional Notes”) unconditionally guaranteed on a senior secured basis by all of our current and future domestic restricted subsidiaries (the “Guarantors”). The Additional Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons in accordance with Regulation S under the Securities Act. The Additional Notes were registered under the Securities Act in October 2010. Gross proceeds from the Additional Notes of approximately $49.8 million were used to pay for the acquisition of Oceanaire, to reduce outstanding revolver balances and for general corporate purposes.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On April 26, 2010 and July 23, 2010, we and the Guarantors commenced an offer to exchange the Initial Notes and Additional Notes, respectively, for notes registered under the Securities Act, having substantially identical terms as the Initial Notes. The offer to exchange the Initial Notes was completed on May 28, 2010 and all $406.5 million of the Initial Notes Series A were exchanged for registered Initial Notes Series B. The exchange offer for the Additional Notes was completed in October 2010.

The Indenture under which the Notes have been issued contains covenants that will limit our ability and the ability of the Guarantors to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments; create or incur liens; incur dividend or other payment restrictions affecting certain subsidiaries; consummate a merger, consolidate or sell of all or substantially all of our assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; engage in business other than a business that is the same or similar to the current business and reasonably related businesses; take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On September 25, 2009, an unrestricted subsidiary of ours completed the acquisition of $33.2 million face amount of Golden Nugget second lien term loan debt through a dutch tender and open market purchases at a weighted average cost approximating 41% of face value. In connection with the debt purchases, the unrestricted subsidiary agreed to forgive the face amount of the debt acquired and accordingly, a $19.4 million gain was recognized in other income, net during the three months ended September 30, 2009.

Previously, in June 2007, Golden Nugget, Inc. had completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at September 30, 2010. In addition, the credit facility requires a commitment fee on the unfunded portion for the $50.0 million revolving credit facility. The second lien term loan matures on November 2, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at September 30, 2010. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

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

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedges. The swaps mirror the terms of the underlying debt and reset using the same index and terms. As of September 30, 2010, an aggregate $96.0 million in second lien term loan debt has been repurchased and retired, and as such a proportional share of the second lien swaps are no longer an effective cash flow hedge. Accordingly, a $1.8 million and $13.3 million non-cash expense associated with this portion of the swaps was recorded as other expense for the three and nine months ended September 30, 2010, respectively. At September 30, 2010, the remaining portion of these swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in accumulated other comprehensive loss at September 30, 2010 and December 31, 2009 are unrealized losses, net of income taxes, totaling $30.2 million and $27.0 million, respectively, related to these hedges. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

income/expense in the consolidated financial statements. A non-cash expense of approximately $1.7 million and $1.4 million was recorded related to these interest rate swaps for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, we recorded a non-cash expense of approximately $5.5 million and a non-cash gain of $3.5 million for the nine months ended September 30, 2009. The impact of these interest rate swaps was an increase to interest expense of $6.5 million during both the three months ended September 30, 2010 and 2009, and $19.3 million and $17.5 million during the nine months ended September 30, 2010 and 2009, respectively.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. As of September 30, 2010, we were in compliance with all such covenants. As of September 30, 2010, we had approximately $17.5 million in letters of credit outstanding, and our available borrowing capacity was approximately $60.3 million.

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

Long-term debt is comprised of the following:

	September 30, 2010	December 31, 2009
$75.0 million revolving credit facility, Libor + 6.0% (floor 2.0%), due November 2013	$—	$24,000,000
$160.6 million Term loan, Libor + 6.0% (floor 2.0%) $4.0 million principal paid quarterly beginning June 30, 2009, due November 2013	141,759,328	153,014,556
Senior Notes, 9.5% interest only, due December 2014	691,000	735,000
Senior Notes, 7.5% interest only, due December 2014	783,000	783,000
$453.5 million Senior Notes, 11 5/8% interest only, due December 2015	450,415,449	400,168,809
$47.0 million revolving credit facility, Libor + 3.0%, (1.0% PIK) due June 2013	42,117,013	44,755,040
$327.0 million First Lien Term Loan, Libor + 3.0%, (1.0% PIK) 1.0% of principal paid quarterly beginning September 30, 2009, due June 2014	325,057,913	325,495,365
$165.0 million Second Lien Term Loan, Libor + 3.25%, interest only, due November 2014	68,987,232	131,817,628
Non-recourse note payable, 11.39% interest, principal and interest aggregate $101,762 monthly, due May 2025	9,161,851	10,170,682
$4.0 million seller note, 7.0%, interest paid monthly, due November 2014	4,000,000	4,000,000

Total debt	1,042,972,786	1,094,940,080
Less current portion	(29,128,592)	(30,181,424)

Long-term portion	$1,013,844,194	$1,064,758,656

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. EARNINGS PER SHARE

A reconciliation of the amounts used to compute earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amounts available to Landry’s common stockholders:

Income (loss) from continuing operations	$(5,509,995)	$6,777,341	$708,213	$19,489,028
Loss from discontinued operations, net of taxes	(18,965)	(56,226)	(114,970)	(154,996)

Net income (loss)	$(5,528,960)	$6,721,115	$593,243	$19,334,032

Weighted average common shares outstanding—basic	16,240,000	16,140,000	16,240,000	16,140,000
Dilutive common stock equivalents:
Stock options	—	80,000	250,000	55,000

Weighted average common and common share equivalents outstanding—diluted	16,240,000	16,220,000	16,490,000	16,195,000

Earnings per share—basic
Income (loss) from continuing operations	$(0.34)	$0.42	$0.04	$1.21
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.34)	$0.42	$0.04	$1.20

Earnings per share—diluted
Income (loss) from continuing operations	$(0.34)	$0.42	$0.04	$1.20
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income (loss)	$(0.34)	$0.41	$0.04	$1.19

7. STOCK-BASED COMPENSATION

GAAP requires the recognition of the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. We have several stock-based employee compensation plans, which are more fully described in our 2009 Annual Report on Form 10-K, as amended.

For both the three months ended September 30, 2010 and 2009, total stock-based compensation expense, which includes both stock options and restricted stock, totaled $0.8 million. For the nine months ended September 30, 2010 and 2009, total stock-based compensation expense totaled $2.3 million and $2.7 million, respectively. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

No restricted stock or stock options were granted during the nine months ended September 30, 2010. All stock options were terminated in connection with the Going Private Transaction.

8. INCOME TAXES

As of January 1, 2010, we had approximately $15.1 million of unrecognized tax benefits, including $2.4 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. There were no material changes in unrecognized benefits for the nine months ended September 30, 2010. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions at September 30, 2010. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. COMMITMENTS AND CONTINGENCIES

Building Commitments

As of September 30, 2010, we had future development, land purchases and construction commitments anticipated to be expended within the next twelve months of approximately $2.9 million, including completion of construction of certain new restaurants. We estimate aggregate capital expenditures for the remainder of the year to be approximately $9.3 million.

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

Certain of our casino employees at the Golden Nugget in Las Vegas, Nevada are members of various unions and are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under such plans, we recorded expenses of $3.8 million and $3.6 million for the three months ended September 30, 2010 and 2009, respectively, and $10.0 million and $10.5 million for the nine months ended September 30, 2010 and 2009, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future default under any of such leased locations, we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and/or cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $56.1 million at September 30, 2010. We have recorded a liability of $1.3 million with respect to these obligations where it is probable that we will make future cash payments.

Litigation and Claims

On February 5, 2009, the Delaware Litigation, a purported class action and derivative lawsuit, was brought against all members of our board of directors, Fertitta Holdings, and Fertitta Acquisition in the Court of Chancery of the State of Delaware. The lawsuit originally alleged, among other things, a breach of a fiduciary duty by the directors for renegotiating the 2008 proposed transaction merger agreement with the Fertitta entities, allowing Mr. Fertitta to acquire shares of stock in the Company and gain majority control thereof, and terminating the 2008 proposed transaction merger agreement without requiring payment of the reverse termination fee. The suit seeks consummation of the transaction at $21.00 a share or damages representing the difference between $21.00 per share and the price at which class members sold their stock in the open market, or damages for allowing Mr. Fertitta to acquire control of the Company without paying a control premium, or alternately requiring payment of the reverse termination fee or damages for the devaluation of the Company’s stock. Plaintiff has amended its complaint on two occasions and now further alleges, among other things, class action claims against the members of our directors for breach of fiduciary duty related to the 2008 proposed transaction merger agreement and derivative clams against the members of our board of directors for failure to seek a reverse termination fee following the abandonment of the 2008 proposed transaction. Plaintiff also asserts a derivative claim for breach of contract against Mr. Fertitta and Fertitta Acquisition for failure to perform under the 2008 proposed transaction. Plaintiff also alleges that in connection with Mr. Fertitta’s proposal to acquire all of our outstanding shares at $14.75 per share, our board of directors violated their fiduciary duties by failing to ensure that the merger transaction was accomplished by fair dealing and in a fair process. Plaintiff alleges that Fertitta Holdings, Fertitta Acquisition, Parent and Merger Sub knowingly participated in the alleged breaches of fiduciary duty by Mr. Fertitta. On May 23, 2010, the parties delivered a Memorandum of Understanding for Partial Settlement to the Vice Chancellor of the Delaware Chancery Court.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 22, 2010, following negotiations, the parties to the Delaware Litigation entered into the May Settlement, memorializing the terms of the May 23, 2010 Memorandum of Understanding for Partial Settlement of the Delaware Litigation. The May Settlement will settle and release certain claims that were asserted and/or could have been asserted against the defendants in connection with Counts IV through VIII of the amended complaint. On the same day, the parties submitted the May Settlement to the Delaware Chancery Court.

Thereafter, the parties to the Delaware Litigation agreed to mediate the claims remaining in the Delaware Litigation and not resolved by the May Settlement. On July 7, 2010, the parties to the Delaware Litigation and their respective counsel engaged in a mediation conducted by a retired federal judge, which resulted in the parties reaching an agreement in principle to settle the remaining claims asserted against the defendants in the amended complaint. The parties memorialized the July Settlement in a term sheet executed on July 14, 2010.

On July 23, 2010, the parties entered into the July Settlement Stipulation which would settle and release all remaining claims asserted or that could have been asserted against the defendants in the amended complaint that will not be settled and released pursuant to the May Settlement, including the claims asserted against the defendants in Counts I, II, III and IX of the amended complaint. On July 23, 2010, the parties submitted the July Settlement Stipulation to the Delaware Chancery Court and requested that the Delaware Chancery Court enter a scheduling order for notice and hearing for final approval of the May and July Settlements.

On July 26, 2010, the Delaware Chancery Court entered a scheduling order setting the May and July Settlements for a hearing to consider final approval on October 6, 2010. The court granted final approval on October 6, 2010.

On November 6, 2007, a purported class action lawsuit against Joe’s Crab Shack, Inc. was filed in the Superior Court of California in Los Angeles County by Roberto Martinez. On or about March 24, 2008, the Company was also added as a Defendant as the Company owned the Joe’s Crab Shack locations during a portion of the relevant time period. The lawsuit alleges, among other things, that Joe’s Crab Shack violated the California Labor Code by misclassifying managers as exempt and, therefore, not properly paying overtime wages, and failing to provide mandatory meal or rest breaks or payment in lieu of the break. The Company denies plaintiffs’ claims and is vigorously defending this matter.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

10. INSURANCE RECOVERIES

In connection with flooding damage sustained at our Nashville, Tennessee locations, we recorded asset impairments totaling $5.9 million during the nine months ended September 30, 2010, which were offset entirely by an insurance receivable. We also maintain business interruption insurance coverage and recorded approximately $0.9 million and $2.0 million during the three and nine months ended September 30, 2010, respectively, for amounts to be received related to lost profits. This amount was recorded as revenue in our consolidated financial statements.

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States. The difference between impairments of book value arising from Hurricane Ike damage and the associated insurance proceeds resulted in the recognition of a $0.4 million gain during the three months ended September 30, 2009. No gain was recorded for the three months ended September 30, 2010. For the nine months ended September 30, 2010 and 2009, a $1.2 million and $4.4 million gain was recognized, respectively.

We also recorded approximately $0.2 million in business interruption insurance recoveries during the nine months ended September 30, 2009 related to lost profits at our affected locations in Galveston and the Kemah Boardwalk. This amount was recorded as revenue in our consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. SEGMENT INFORMATION

The following table presents certain financial information for continuing operations with respect to our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Restaurant and hospitality	$235,901,612	$224,217,505	$672,025,748	$650,001,318
Gaming	55,598,420	52,391,358	172,812,488	164,902,868

Total	$291,500,032	$276,608,863	$844,838,236	$814,904,186

Unit level profit:
Restaurant and hospitality	$53,613,969	$52,201,632	$148,764,469	$155,986,968
Gaming	7,668,058	7,558,723	33,105,310	32,750,906

Total	$61,282,027	$59,760,355	$181,869,779	$188,737,874

Depreciation, amortization and impairment:
Restaurant and hospitality	$12,520,621	$13,170,295	$40,759,545	$37,953,699
Gaming	7,141,624	5,340,762	21,444,033	16,019,056

Total	$19,662,245	$18,511,057	$62,203,578	$53,972,755

Income before taxes:
Unit level profit	$61,282,027	$59,760,355	$181,869,779	$188,737,874
Depreciation, amortization and impairment	19,662,245	18,511,057	62,203,578	53,972,755
General and administrative	13,424,942	11,544,501	50,347,385	36,225,055
Gain on insurance claims	—	(406,994)	(1,237,856)	(4,410,642)
Loss (gain) on disposal of assets	—	—	(938,268)	(1,363,315)
Pre-opening	288,503	177,867	734,490	893,429
Interest expense, net	29,615,190	29,309,564	88,178,433	82,466,181
Other expense (income)	3,221,930	(13,429,264)	(19,493,676)	(13,985,261)

Consolidated income (loss) from continuing operations before taxes	$(4,930,783)	$14,053,624	$2,075,693	$34,939,672

			September 30, 2010	December 31, 2009
Segment assets:
Restaurant and hospitality			$806,584,986	$805,375,785
Gaming			684,485,022	703,718,596
Corporate and other (1)			181,603,140	190,973,436

			$1,672,673,148	$1,700,067,817

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Balance Sheet

September 30, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,855,878	$56,773,013	$(693,897)	$59,934,994
Restricted cash and cash equivalents	74,515,185	—	—	—	74,515,185
Accounts receivable—trade and other, net	7,801,976	7,937,994	4,367,820	—	20,107,790
Inventories	10,914,852	13,298,791	2,769,485	—	26,983,128
Deferred taxes	23,323,647	1,082,638	3,554,492	—	27,960,777
Assets related to discontinued operations	1,500,000	460,344	—	—	1,960,344
Other current assets	5,097,435	2,872,240	4,063,616	—	12,033,291

Total current assets	123,153,095	29,507,885	71,528,426	(693,897)	223,495,509

PROPERTY AND EQUIPMENT, net	8,520,426	656,225,674	652,124,925	—	1,316,871,025
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	2,173,029	14,922,181	27,916,222	—	45,011,432
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	844,712,885	46,313,630	(210,512,037)	(680,514,478)	—
OTHER ASSETS, net	30,185,559	6,511,587	32,070,489	—	68,767,635

Total assets	$1,008,744,994	$772,008,504	$573,128,025	$(681,208,375)	$1,672,673,148

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,750,289	$16,235,652	$7,019,199	$(693,897)	$32,311,243
Accrued liabilities	64,820,524	45,573,762	37,935,904	—	148,330,190
Current portion of long-term debt and other obligations	16,691,000	—	12,437,592	—	29,128,592
Liabilities related to discontinued operations	—	1,489,378	—	—	1,489,378

Total current liabilities	91,261,813	63,298,792	57,392,695	(693,897)	211,259,403

LONG-TERM NOTES, NET OF CURRENT PORTION	576,957,777	—	436,886,417	—	1,013,844,194
DEFERRED TAXES	—	1,475,052	—	(1,475,052)	—
OTHER LIABILITIES	28,255,477	21,969,226	85,074,921	—	135,299,624

Total liabilities	696,475,067	86,743,070	579,354,033	(2,168,949)	1,360,403,221

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interest	11,112,898	—	—	—	11,112,898
TOTAL EQUITY	301,157,029	685,265,434	(6,226,008)	(679,039,426)	301,157,029

Total liabilities and equity	$1,008,744,994	$772,008,504	$573,128,025	$(681,208,375)	$1,672,673,148

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$666,698	$232,075,808	$3,956,395	$(797,289)	$235,901,612
Gaming:
Casino	—	—	30,768,936	—	30,768,936
Rooms	—	—	14,747,912	—	14,747,912
Food and beverage	—	—	11,786,598	—	11,786,598
Other	—	—	4,114,066	—	4,114,066
Promotional allowances	—	—	(5,819,092)	—	(5,819,092)

Net gaming revenue	—	—	55,598,420	—	55,598,420

Total revenue	666,698	232,075,808	59,554,815	(797,289)	291,500,032

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	56,042,467	541,847	—	56,584,314
Labor	—	65,542,503	923,731	—	66,466,234
Other operating expenses	313,079	58,314,712	1,406,593	(797,289)	59,237,095
Gaming:
Casino	—	—	17,797,842	—	17,797,842
Rooms	—	—	7,015,136	—	7,015,136
Food and beverage	—	—	7,142,652	—	7,142,652
Other	—	—	15,974,732	—	15,974,732
General and administrative expense	13,280,524	144,418	—	—	13,424,942
Depreciation and amortization	806,644	11,316,807	7,538,794	—	19,662,245
Pre-opening expenses	—	288,503	—	—	288,503

Total operating costs and expenses	14,400,247	191,649,410	58,341,327	(797,289)	263,593,695

OPERATING INCOME	(13,733,549)	40,426,398	1,213,488	—	27,906,337
OTHER EXPENSES (INCOME):
Interest expense, net	18,099,146	(33)	11,516,077	—	29,615,190
Other, net	(402,480)	—	3,624,410	—	3,221,930

Total other expense	17,696,666	(33)	15,140,487	—	32,837,120

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(31,430,215)	40,426,431	(13,926,999)	—	(4,930,783)
PROVISION (BENEFIT) FOR INCOME TAXES	(24,311,470)	27,158,267	(2,506,318)	—	340,479

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,118,745)	13,268,164	(11,420,681)	—	(5,271,262)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(18,965)	—	—	(18,965)
EQUITY IN EARNINGS OF SUBSIDIARIES	1,828,518	—	—	(1,828,518)	—

NET INCOME (LOSS)	(5,290,227)	13,249,199	(11,420,681)	(1,828,518)	(5,290,227)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	238,733	—	—	—	238,733

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	(5,528,960)	13,249,199	(11,420,681)	(1,828,518)	(5,528,960)
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	—	—

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$(5,528,960)	$13,249,199	$(11,420,681)	$(1,828,518)	$(5,528,960)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Three Months Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$616,372	$220,240,556	$4,102,585	$(742,008)	$224,217,505
Gaming:
Casino	—	—	31,911,212	—	31,911,212
Rooms	—	—	11,778,137	—	11,778,137
Food and beverage	—	—	10,841,517	—	10,841,517
Other	—	—	3,863,607	—	3,863,607
Promotional allowances	—	—	(6,003,115)	—	(6,003,115)

Net gaming revenue	—	—	52,391,358	—	52,391,358

Total revenue	616,372	220,240,556	56,493,943	(742,008)	276,608,863

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	53,118,754	591,703	—	53,710,457
Labor	—	63,178,789	983,162	—	64,161,951
Other operating expenses	(214,778)	53,649,930	1,450,321	(742,008)	54,143,465
Gaming:
Casino	—	—	17,180,494	—	17,180,494
Rooms	—	—	6,025,464	—	6,025,464
Food and beverage	—	—	6,508,405	—	6,508,405
Other	—	—	15,118,272	—	15,118,272
General and administrative expense	11,544,501	—	—	—	11,544,501
Depreciation and amortization	986,609	11,080,480	5,836,384	—	17,903,473
Asset impairment expense	—	—	607,584	—	607,584
Gain on insurance claims	—	(59,076)	(347,918)	—	(406,994)
Loss (gain) on disposal of assets	—	—	—	—	—
Pre-opening expenses	—	177,867	—	—	177,867

Total operating costs and expenses	12,316,332	181,146,744	53,953,871	(742,008)	246,674,939

OPERATING INCOME	(11,699,960)	39,093,812	2,540,072	—	29,933,924
OTHER EXPENSES (INCOME):
Interest expense, net	20,410,946	(39)	8,898,657	—	29,309,564
Other, net	(474,409)	—	(12,954,855)	—	(13,429,264)

Total other expense	19,936,537	(39)	(4,056,198)	—	15,880,300

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(31,636,497)	39,093,851	6,596,270	—	14,053,624
PROVISION (BENEFIT) FOR INCOME TAXES	(12,672,440)	15,673,543	2,024,743	—	5,025,846

INCOME (LOSS) FROM CONTINUING OPERATIONS	(18,964,057)	23,420,308	4,571,527	—	9,027,778
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(56,226)	—	—	(56,226)
EQUITY IN EARNINGS OF SUBSIDIARIES	27,935,609	—	—	(27,935,609)	—

NET INCOME (LOSS)	8,971,552	23,364,082	4,571,527	(27,935,609)	8,971,552
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	165,027	—	—	—	165,027

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	8,806,525	23,364,082	4,571,527	(27,935,609)	8,806,525
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTERESTS	2,085,410	—	—	—	2,085,410

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$6,721,115	$23,364,082	$4,571,527	$(27,935,609)	$6,721,115

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine Months Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$1,848,476	$662,760,301	$10,012,660	$(2,595,689)	$672,025,748
Gaming:
Casino	—	—	100,297,635	—	100,297,635
Rooms	—	—	43,710,823	—	43,710,823
Food and beverage	—	—	35,072,294	—	35,072,294
Other	—	—	12,256,930	—	12,256,930
Promotional allowances	—	—	(18,525,194)	—	(18,525,194)

Net gaming revenue	—	—	172,812,488	—	172,812,488

Total revenue	1,848,476	662,760,301	182,825,148	(2,595,689)	844,838,236

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	161,447,365	1,373,225	—	162,820,590
Labor	—	189,129,712	2,512,426	—	191,642,138
Other operating expenses	818,941	166,646,391	3,928,908	(2,595,689)	168,798,551
Gaming:
Casino	—	—	54,142,605	—	54,142,605
Rooms	—	—	19,575,383	—	19,575,383
Food and beverage	—	—	20,265,470	—	20,265,470
Other	—	—	45,723,720	—	45,723,720
General and administrative expense	50,013,381	334,004	—	—	50,347,385
Depreciation and amortization	2,535,551	33,222,206	22,639,043	—	58,396,800
Asset impairment expense	—	3,806,778	—	—	3,806,778
Gain on insurance claims	—	(669,826)	(568,030)	—	(1,237,856)
Loss (gain) on disposal of assets	(938,268)	—	—	—	(938,268)
Pre-opening expenses	—	734,490	—	—	734,490

Total operating costs and expenses	52,429,605	554,651,120	169,592,750	(2,595,689)	774,077,786

OPERATING INCOME	(50,581,129)	108,109,181	13,232,398	—	70,760,450
OTHER EXPENSES (INCOME):
Interest expense, net	53,796,266	(113)	34,382,280	—	88,178,433
Other, net	(167,551)	(5,823,739)	(13,502,386)	—	(19,493,676)

Total other expense	53,628,715	(5,823,852)	20,879,894	—	68,684,757

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(104,209,844)	113,933,033	(7,647,496)	—	2,075,693
PROVISION (BENEFIT) FOR INCOME TAXES	(28,780,264)	31,463,941	(2,110,709)	—	572,968

INCOME (LOSS) FROM CONTINUING OPERATIONS	(75,429,580)	82,469,092	(5,536,787)	—	1,502,725
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(114,970)	—	—	(114,970)
EQUITY IN EARNINGS OF SUBSIDIARIES	76,817,335	—	—	(76,817,335)	—

NET INCOME (LOSS)	1,387,755	82,354,122	(5,536,787)	(76,817,335)	1,387,755
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	794,512	—	—	—	794,512

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	593,243	82,354,122	(5,536,787)	(76,817,335)	593,243
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTERESTS	—	—	—	—	—

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$593,243	$82,354,122	$(5,536,787)	$(76,817,335)	$593,243

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Income

Nine Months Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$1,604,650	$638,829,814	$11,979,557	$(2,412,703)	$650,001,318
Gaming:
Casino	—	—	102,307,294	—	102,307,294
Rooms	—	—	36,625,590	—	36,625,590
Food and beverage	—	—	33,045,827	—	33,045,827
Other	—	—	11,585,914	—	11,585,914
Promotional allowances	—	—	(18,661,757)	—	(18,661,757)

Net gaming revenue	—	—	164,902,868	—	164,902,868

Total revenue	1,604,650	638,829,814	176,882,425	(2,412,703)	814,904,186

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	155,874,260	1,605,600	—	157,479,860
Labor	—	183,665,766	2,681,782	—	186,347,548
Other operating expenses	(684,329)	149,288,052	3,995,922	(2,412,703)	150,186,942
Gaming:
Casino	—	—	54,312,094	—	54,312,094
Rooms	—	—	17,407,301	—	17,407,301
Food and beverage	—	—	18,942,321	—	18,942,321
Other	—	—	41,490,246	—	41,490,246
General and administrative expense	36,225,055	—	—	—	36,225,055
Depreciation and amortization	2,945,235	33,039,191	17,380,745	—	53,365,171
Asset impairment expense	—	—	607,584	—	607,584
Gain on insurance claims	—	(4,062,724)	(347,918)	—	(4,410,642)
Loss (gain) on disposal of assets	(4,931)		(1,358,384)	—	(1,363,315)
Pre-opening expenses	—	893,429	—	—	893,429

Total operating costs and expenses	38,481,030	518,697,974	156,717,293	(2,412,703)	711,483,594

OPERATING INCOME	(36,876,380)	120,131,840	20,165,132	—	103,420,592
OTHER EXPENSES (INCOME):
Interest expense, net	56,796,305	(108)	25,669,984	—	82,466,181
Other, net	3,389,584	(121)	(17,374,724)	—	(13,985,261)

Total other expense	60,185,889	(229)	8,295,260	—	68,480,920

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(97,062,269)	120,132,069	11,869,872	—	34,939,672
PROVISION (BENEFIT) FOR INCOME TAXES	(27,682,898)	34,260,243	3,382,914	—	9,960,259

INCOME (LOSS) FROM CONTINUING OPERATIONS	(69,379,371)	85,871,826	8,486,958	—	24,979,413
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAXES	—	(154,996)	—	—	(154,996)
EQUITY IN EARNINGS OF SUBSIDIARIES	94,203,788	—	—	(94,203,788)	—

NET INCOME (LOSS)	24,824,417	85,716,830	8,486,958	(94,203,788)	24,824,417
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	679,335	—	—	—	679,335

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	24,145,082	85,716,830	8,486,958	(94,203,788)	24,145,082
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTERESTS	4,811,050	—	—	—	4,811,050

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$19,334,032	$85,716,830	$8,486,958	$(94,203,788)	$19,334,032

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine months ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,387,755	$82,354,122	$(5,536,787)	$(76,817,335)	$1,387,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,535,551	33,222,206	22,639,043	—	58,396,800
Asset impairment expense	—	3,806,778	—	—	3,806,778
Gain in debt repurchase	—	—	(32,998,237)	—	(32,998,237)
Gain on disposition of assets	(938,268)	—	—	—	(938,268)
Gain on insurance claims	—	(669,826)	(568,030)	—	(1,237,856)
Gain on business acquisitions	—	(5,926,958)	—	—	(5,926,958)
Change in assets and liabilities, net and other	(13,473,729)	(66,755,053)	51,408,479	77,187,982	48,367,679

Total adjustments	(11,876,446)	(36,322,853)	40,481,255	77,187,982	69,469,938

Net cash provided (used) by operating activities	(10,488,691)	46,031,269	34,944,468	370,647	70,857,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(2,002,292)	(26,484,570)	(11,608,520)	—	(40,095,382)
Proceeds from disposition of assets	1,952,715	2,278,076	568,030	—	4,798,821
Increase in restricted cash	(1,438,653)	—	—	—	(1,438,653)
Business acquisitions, net of cash acquired	—	(22,043,122)	—	—	(22,043,122)

Net cash provided by (used in) investing activities	(1,488,230)	(46,249,616)	(11,040,490)	—	(58,778,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(143,476)	—	—	—	(143,476)
Payments of debt and related expenses, net	(12,000,000)	—	(33,304,916)	—	(45,304,916)
Financing proceeds	49,820,000	—	—	—	49,820,000
Repayment of bonds	(44,000)	—	—	—	(44,000)
Debt issuance costs	(1,655,603)	—	(1,789,137)	—	(3,444,740)
Proceeds from credit facility	103,000,000	—	62,245,226	—	165,245,226
Payments on credit facility	(127,000,000)	—	(62,856,779)	—	(189,856,779)

Net cash provided (used) in financing activities	11,976,921	—	(35,705,606)	—	(23,728,685)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(218,347)	(11,801,628)	370,647	(11,649,328)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	4,074,225	68,574,641	(1,064,544)	71,584,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,855,878	$56,773,013	$(693,897)	$59,934,994

LANDRY’S RESTAURANTS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Unaudited Consolidating Financial Statements

Statement of Cash Flows

Nine Months Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,824,417	$85,716,830	$8,486,958	$(94,203,788)	$24,824,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,945,235	33,039,191	17,380,745	—	53,365,171
Asset impairment expense	—	—	607,584	—	607,584
Gain on disposition of assets	(4,931)	—	(1,358,384)	—	(1,363,315)
Gain on insurance claims	—	(4,062,724)	(347,918)	—	(4,410,642)
Gain on repurchase of debt	—	(19,406,543)	—	—	(19,406,543)
Change in assets and liabilities, net and other	6,967,194	(64,535,815)	(23,346,076)	95,138,107	14,223,410

Total adjustments	9,907,498	(54,965,891)	(7,064,049)	95,138,107	43,015,665

Net cash provided (used) by operating activities	34,731,915	30,750,939	1,422,909	934,319	67,840,082
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	998,432	(33,699,462)	(95,769,323)	—	(128,470,353)
Proceeds from disposition of assets	4,931	347,920	10,385,743	—	10,738,594

Net cash provided by (used in) investing activities	1,003,363	(33,351,542)	(85,383,580)	—	(117,731,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock for treasury	(47,931)	—	—	—	(47,931)
Proceeds from exercise of stock options	30,628	—	—	—	30,628
Payments of debt and related expenses, net	(5,003,832)	—	(15,214,758)	—	(20,218,590)
Proceeds from issuance of bonds	390,040,000	—	—	—	390,040,000
Repayment of bonds	(398,482,000)	—	—	—	(398,482,000)
Debt issuance costs	(18,089,340)	—	(287,846)	—	(18,377,186)
Proceeds from credit facility	99,633,246	—	172,060,606	—	271,693,852
Payments on credit facility	(103,816,049)	—	(77,000,000)	—	(180,816,049)

Net cash provided by (used in) financing activities	(35,735,278)	—	79,558,002	—	43,822,724

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(2,600,603)	(4,402,669)	934,319	(6,068,953)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	5,705,232	46,595,810	(1,234,237)	51,066,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,104,629	$42,193,141	$(299,918)	$44,997,852

13. SUBSEQUENT EVENTS

On October 6, 2010, we completed a merger under which Mr. Tilman J. Fertitta, our Chairman and Chief Executive Officer, acquired all of our outstanding common stock for $24.50 per share in cash. Our board of directors, on the unanimous recommendation of a special committee composed entirely of non-employee directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders, including those stockholders holding a majority of the common stock not held by Mr. Fertitta, voted to approve the merger agreement at a special meeting held on October 4, 2010.

On November 5, 2010, we entered into an Agreement and Plan to Merger with Bubba Gump Shrimp Co. Restaurants, Inc. (“Bubba Gump”) whereby we are to acquire Bubba Gump for approximately $112.5 million plus certain assumed liabilities. The transaction is subject to certain regulatory requirements and customary closing conditions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants and gaming facilities. We locate our restaurants in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We focus on providing quality food at reasonable prices while offering a memorable atmosphere for our guests. As of September 30, 2010, we operated 181 restaurants, as well as several limited menu restaurants and other properties, including the Golden Nugget Hotels and Casinos (“Golden Nugget”) in Las Vegas and Laughlin, Nevada.

Going Private Transaction

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

On July 15, 2010, we also reached an agreement (the July Settlement) with plaintiff’s attorneys to settle all remaining claims in the Delaware litigation for $14.5 million. Under the July Settlement, defendants will deposit $14.5 million in escrow to pay the class claims and their attorney’s fees. The proceeds of the July Settlement will be paid primarily from existing insurance policies. The July Settlement is subject to approval by the court after notice and a fairness hearing. In addition, we reached agreement on the May settlement to pay attorney’s fees of $8.0 million, subject to court approval all of which have been accrued as of September 30, 2010.

On October 6, 2010, we completed a merger under which Mr. Tilman J. Fertitta, our Chairman and Chief Executive Officer, acquired all of our outstanding common stock for $24.50 per share in cash. Our board of directors, on the unanimous recommendation of a special committee composed entirely of non-employee directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders, including those stockholders holding a majority of the common stock not held by Mr. Fertitta, voted to approve the merger agreement at a special meeting held on October 4, 2010.

Oceanaire Acquisition

On April 30, 2010, we completed the acquisition of all of the capital stock of the Oceanaire, Inc. (Oceanaire), and its wholly owned subsidiaries, a seafood restaurant company with 12 locations, in accordance with a plan of reorganization submitted by the unsecured creditors of Oceanaire in a U.S. Bankruptcy court for $23.4 million in cash, plus the assumption of certain additional working capital liabilities. The acquisition of Oceanaire provides additional growth within our high end seafood line, as well as a known brand.

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

The current economic conditions in the United States have had a negative impact on our results of operations during 2010. A decline in discretionary spending attributable to tighter credit markets, high unemployment, increased home foreclosures, and other factors have impacted our customer’s level of spending on dining out, gaming, and tourism in general. Although recent trends have been more favorable, it is difficult to predict if the current economic conditions will persist, whether they will improve or deteriorate further, and the extent to which our operations will be affected.

Results of Operations

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restaurant and hospitality:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	24.0%	24.0%	24.2%	24.2%
Labor	28.2%	28.6%	28.5%	28.7%
Other operating expenses (1)	25.1%	24.1%	25.2%	23.1%

Unit Level Profit (1)	22.7%	23.3%	22.1%	24.0%

Gaming:
Revenues	100.0%	100.0%	100.0%	100.0%
Casino costs	32.0%	32.8%	31.3%	32.9%
Rooms costs	12.6%	11.5%	11.3%	10.6%
Food and beverage costs	12.8%	12.4%	11.7%	11.5%
Other operating expenses (1)	28.8%	28.9%	26.5%	25.1%

Unit Level Profit (1)	13.8%	14.4%	19.2%	19.9%

(1)	Excludes depreciation, amortization, asset impairment, general and administrative and pre-opening expenses.

Three months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Restaurant and Hospitality

Restaurant and hospitality revenues increased $11,684,107, or 5.2%, from $224,217,505 to $235,901,612 for the three months ended September 30, 2010 compared to the prior year comparable period. The change in revenue is the result of the following approximate amounts: acquisition of Oceanaire—increase $12.5 million; new restaurant openings—increase $4.2 million; same store sales (restaurants open all of the first quarter 2010 and 2009)—increase $1.7 million; closed or sold restaurants—decrease $6.9 million and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of September 30, 2010 and 2009 was 181 and 173, respectively.

Cost of revenues increased $2,873,857, or 5.4%, from $53,710,457 to $56,584,314 for the three months ended September 30, 2010 as compared to the prior year and such expenses as a percentage of revenues remained flat at 24.0% for both three month periods ended September 30, 2009 and 2010. This increase in costs is due primarily to the increase in revenues.

Labor expense increased $2,304,283, or 3.6%, from $64,161,951 to $66,466,234 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Labor expenses as a percentage of revenues for 2010 decreased to 28.2% from 28.6% in 2009. The increase in labor expense was primarily associated with increased revenues.

Other operating expenses increased $5,093,630 or 9.4%, from $54,143,465 to $59,237,095 for the three months ended September 30, 2010 as compared to the prior year period and such expenses increased as a percentage of revenues to 25.1% in 2010 from 24.1% in 2009. The increase in expense is primarily related to the increase in revenues and loyalty program costs.

Gaming

Casino revenues decreased $1,142,276, or 3.6%, from $31,911,212 to $30,768,936 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This decrease is primarily the result of lower table game revenue, primarily in Las Vegas.

Room revenues increased $2,969,775, or 25.2%, from $11,778,137 to $14,747,912 for the three months ended September 30, 2010 as compared to the prior year period. This increase is the result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009.

Food and beverage revenues increased $945,081, or 8.7%, from $10,841,517 to $11,786,598 for the three months ended September 30, 2010 as compared to the comparable prior year period. This increase is primarily a result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009.

Casino expenses increased $617,348, or 3.6%, from $17,180,494 to $17,797,842 for the three months ended September 30, 2010 as compared to the comparable prior year period. This increase is primarily the result of increased promotional expenses.

Room expenses increased $989,672 or 16.4% from $6,025,464 to $7,015,136 for the three months ended September 30, 2010 as compared to the comparable prior year period. This increase is primarily the result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009.

Food and beverage expenses increased $634,247 or 9.7% from $6,508,405 to $7,142,652 for the three months ended September 30, 2010 as compared to the comparable prior year period. This increase is primarily the result of additional revenues.

Other expenses increased $856,460, or 5.7%, from $15,118,272 to $15,974,732 for the three months ended September 30, 2010 as compared to the comparable period in the prior year. This increase resulted primarily from increased staffing levels, maintenance, and utilities associated with the opening of Rush Tower in the fourth quarter of 2009.

Consolidated

General and administrative expenses increased $1,880,441, or 16.3%, from $11,544,501 to $13,424,942 for the three months ended September 30, 2010 as compared to the comparable prior year period and increased as a percentage of revenue to 4.6% in 2010 from 4.2% in 2009. This increase is primarily the result of fees and expenses associated with acquisitions, as well as the Going Private Transaction.

Depreciation and amortization expense increased $1,758,772, or 9.8%, from $17,903,473 to $19,662,245 for the three months ended September 30, 2010 as compared to the comparable prior year period as a result of increased depreciation expense associated with the opening of Rush Tower in the fourth quarter of 2009 and the Oceanaire acquisition.

Asset impairment expense was $607,584 for the three months ended September 30, 2009 relating to one closed restaurant. There was no impairment expense for the three months ended September 30, 2010.

We recorded a gain on insurance claims of $406,994 during 2009, representing insurance proceeds associated with Hurricane Ike that exceeded the recorded book value of the assets which were damaged. No gain was recorded in 2010.

Pre-opening expenses increased by $110,636, or 62.2% from $177,867 to $288,503 for the three months ended September 30, 2010 as compared to the comparable prior year period due to increased activity in the period.

Net interest expense for the three months ended September 30, 2010 increased by $305,626, or 1.0%, from $29,309,564 to $29,615,190 as compared to the comparable prior year period. This increase is primarily due to increased borrowings associated with our refinancing, the Oceanaire acquisition, the Going Private Transaction and construction of the Rush Tower at the Golden Nugget.

Other expense amounted to $3,221,930 for the three months ended September 30, 2010 as compared to other income totaling $13,429,264 for the three months ended September 30, 2009. The 2010 amount primarily relates to non-cash charges related to interest rate swaps not considered hedges. The 2009 amount consists primarily of a gain of $19.4 million recognized in connection with the repurchase of an aggregate $33.2 million face amount of the Golden Nugget’s second lien debt by an unrestricted subsidiary of Landry’s. This was partially offset by non-cash losses related to interest rate swaps not considered hedges.

A provision for income taxes of $340,479 was recorded for three months ended September 30, 2010 compared with a provision of $5,025,846 for the three months ended September 30, 2009. The effective tax rate for 2010 was a negative 6.9% compared to 35.8% for the prior year period. The negative rate in 2010 is primarily related to certain non-deductible items.

Nine months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Restaurant and Hospitality

Restaurant and hospitality revenues increased $22,024,430, or 3.4%, from $650,001,318 to $672,025,748 for the nine months ended September 30, 2010 compared to the prior year comparable period. The change in revenue is the result of the following approximate amounts: acquisition of Oceanaire—increase $22.4 million; new restaurant openings—increase $11.1 million; same store sales (restaurants open all of the first nine months of 2010 and 2009)—decrease $0.3 million; closed or sold restaurants—decrease $13.4 million and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period. The total number of units open as of September 30, 2010 and 2009 was 181 and 173, respectively.

Cost of revenues increased $5,340,730, or 3.4%, from $157,479,860 to $162,820,590 for the nine months ended September 30, 2010 as compared to the prior year and such expenses as a percentage of revenues for the nine months ended September 30, 2010 were flat at 24.2%. This increase in costs is due primarily to the increase in revenues.

Labor expense increased $5,294,590, or 2.8%, from $186,347,548 to $191,642,138 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Labor expenses as a percentage of revenues for 2010 decreased to 28.5% from 28.7% in 2009. The increase in expense was due primarily to the increase in revenues.

Other operating expenses increased $18,611,609, or 12.4%, from $150,186,942 to $168,798,551 for the nine months ended September 30, 2010 as compared to the prior year period and such expenses increased as a percentage of revenues to 25.2% in 2010 from 23.1% in 2009. This increase primarily relates to decreased rent expense in 2009 associated with a $7.5 million lease termination payment received from a landlord, increased revenues as compared to 2009 and increased marketing and promotion expenditures as compared to the comparable prior year period.

Gaming

Casino revenues decreased $2,009,659, or 2.0%, from $102,307,294 to $100,297,635 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This decrease is primarily the result of lower table game, slot revenue and hold percentages, primarily in Las Vegas.

Room revenues increased $7,085,233, or 19.3%, from $36,625,590 to $43,710,823 for the nine months ended September 30, 2010 as compared to the prior year period. This increase is the result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009, partially offset by reduced average daily room rates in Las Vegas as compared to the prior year period.

Food and beverage revenues increased $2,026,467, or 6.1%, from $33,045,827 to $35,072,294 for the nine months ended September 30, 2010 as compared to the comparable prior year period. This increase is a result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009, as well as the temporary closure of certain outlets in the first quarter of 2009 as a cost saving measure.

Other revenues increased $671,016, or 5.8%, from $11,585,914 to $12,256,930 for the nine months ended September 30, 2010 primarily as a result of increased retail and pool revenues in Las Vegas associated with the opening of Rush Tower.

Casino expenses decreased $169,489, or 0.3%, from $54,312,094 to $54,142,605 for the nine months ended September 30, 2010 as compared to the comparable prior year period. This decrease is primarily the result of lower payroll related costs.

Room expenses increased $2,168,082 or 12.5% from $17,407,301 to $19,575,383 for the nine months ended September 30, 2010 as compared to the comparable prior year period. This increase is primarily the result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009.

Food and beverage expenses increased $1,323,149, or 7.0%, from $18,942,321 to $20,265,470 for the nine months ended September 30, 2010 as compared to the comparable prior year period. This increase is primarily attributable to increased revenues.

Other expenses increased $4,233,474, or 10.2%, from $41,490,246 to $45,723,720 for the nine months ended September 30, 2010 as compared to the comparable period in the prior year. This increase resulted primarily from increased staffing levels, maintenance, and utilities associated with the opening of Rush Tower in the fourth quarter of 2009 and increased cost of additional retail sales.

Consolidated

General and administrative expenses increased $14,122,330, or 39.0%, from $36,225,055 to $50,347,385 for the nine months ended September 30, 2010 as compared to the comparable prior year period and increased as a percentage of revenue to 6.0% in 2010 from 4.4% in 2009. This increase is primarily the result of charges associated with the settlements reached in the Delaware litigation, as well as fees and expenses associated with the Oceanaire and Claim Jumper acquisitions and the Going Private Transaction.

Depreciation and amortization expense increased $5,031,629, or 9.4%, from $53,365,171 to $58,396,800 for the nine months ended September 30, 2010 as compared to the comparable prior year period largely as a result of increased depreciation expense associated with the opening of Rush Tower in the fourth quarter of 2009 and the Oceanaire acquisition.

Asset impairment expense was $3,806,778 for the nine months ended September 30, 2010 as compared to $607,584 recorded in the comparable prior year period. The current year amount relates to two underperforming restaurant locations, while the amount in the prior year relates to one closed restaurant.

We recorded $1,237,856 for the nine months ended September 30, 2010 as income representing insurance proceeds associated with Hurricane Ike that exceeded the book value of the assets which were damaged. Gains recorded in 2009 amounted to $4,410,642.

Gains on disposals of assets amounted to $938,268 for the nine months ended September 30, 2010 as a result of gains on the disposition of two restaurant properties. Gains on disposals of fixed assets amounted to $1,363,315 for the nine months ended September 30, 2009 as a result of a gain on the disposition of property in Galveston, Texas and a single restaurant location.

Pre-opening expenses decreased by $158,939, or 17.8% from $893,429 to $734,490 for the nine months ended September 30, 2010 as compared to the comparable prior year period due to reduced activity during the period.

Net interest expense for the nine months ended September 30, 2010 increased by $5,712,252, or 6.9%, from $82,466,181 to $88,178,433 as compared to the comparable prior year period. This increase is primarily due to increased borrowings associated with our refinancing, the Oceanaire acquisition, the Going Private Transaction and construction of the Rush Tower at the Golden Nugget.

Other income amounted to $19,493,676, for the nine months ended September 30, 2010 as compared to other income totaling $13,985,261 for the nine months ended September 30, 2009. The 2010 amount primarily relates to a $33.0 million gain related to the repurchase of $62.8 million of the Golden Nugget second lien indebtedness, as well as a $5.9 million bargain purchase gain associated with the Oceanaire acquisition, partially offset by non-cash charges of $18.7 million related to interest rate swaps not considered hedges. The 2009 amount is primarily comprised of a gain of $19.4 million recognized in connection with the repurchase of an aggregate $33.2 million face amount of the Golden Nugget’s second lien debt by an unrestricted subsidiary of Landry’s. This gain was partially offset by non-cash losses related to interest rate swaps not considered hedges and $4.0 million in call premiums associated with refinancing our 7.5% and 9.5% senior notes.

A provision for income taxes of $572,968 was recorded for the nine months ended September 30, 2010 compared with a provision of $9,960,259 for the nine months ended September 30, 2009. The effective tax rate for 2010 was 27.6% compared to 28.5% for the prior year period.

Liquidity and Capital Resources

On April 28, 2010, we announced the completion of an offering of an additional $47.0 million aggregate principal amount of 11 5/8% senior secured notes due 2015 (the “Additional Notes”) unconditionally guaranteed on a senior secured basis by all of our current and future domestic restricted subsidiaries (the “Guarantors”). The Additional Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons in accordance with Regulation S under the Securities Act. The Additional Notes were registered under the Securities Act in October 2010. Gross proceeds from the Additional Notes of approximately $49.8 million were used to pay for the acquisition of Oceanaire, to reduce outstanding revolver balances and for general corporate purposes.

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

On April 26, 2010 and July 23, 2010, we and the Guarantors commenced an offer to exchange the Initial Notes and Additional Notes, respectively, for notes registered under the Securities Act, having substantially identical terms as the Initial

Notes. The offer to exchange the Initial Notes was completed on May 28, 2010 and all $406.5 million of the Initial Notes Series A were exchanged for registered Initial Notes Series B. The exchange offer for the Additional Notes was completed in October 2010.

The Indenture under which the Notes have been issued contains covenants that will limit our ability and the ability of the Guarantors to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments; create or incur liens; incur dividend or other payment restrictions affecting certain subsidiaries; consummate a merger, consolidation or sale of all or substantially all assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; engage in business other than a business that is the same or similar to the current business and reasonably related businesses; take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes.

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

Previously in June 2007, our wholly owned unrestricted subsidiary, Golden Nugget, Inc., completed a new $545.0 million credit facility consisting of a $330.0 million first lien term loan, a $50.0 million revolving credit facility, and a $165.0 million second lien term loan. The $330.0 million first lien term loan includes a $120.0 million delayed draw component to finance the expansion at the Golden Nugget Hotel and Casino in Las Vegas, Nevada. The revolving credit facility expires on June 30, 2013 and the first lien term loan matures on June 30, 2014. Both the first lien term loan and the revolving credit facility bear interest at Libor or the bank’s base rate, plus a financing spread of 2.0% and 0.75%, respectively, at September 30, 2010. In addition, the credit facility requires a commitment fee on the unfunded portion for both the $50.0 million revolving credit facility and the $120.0 million delayed draw component of the first lien term loan. The second lien term loan matures on November 2, 2014 and bears interest at Libor or the bank’s base rate, plus a financing spread of 3.25% and 2.0%, respectively, at September 30, 2010. The financing spreads and commitment fees for the revolving credit facility increase or decrease depending on the leverage ratio as defined in the credit facility. The first lien term loan requires one percent of the outstanding principal balance due annually to be paid in equal quarterly installments commencing on September 30, 2009, with the balance due on maturity. Principal of the second lien term loan is due at maturity. The Golden Nugget’s subsidiaries have granted liens on substantially all real property and personal property as collateral under the credit facility and are guarantors of the credit facility.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedges. The swaps mirror the terms of the underlying debt and reset using the same index and terms. As of September 30, 2010, an aggregate $96.0 million in second lien term loan debt has been repurchased and retired, and as such a proportional share of the second lien swaps are no longer an effective cash flow hedge. Accordingly, a $1.8 million and $13.3 million non-cash expense associated with this portion of the swaps was recorded as other expense for the three and nine months ended September 30, 2010, respectively. At September 30, 2010, the remaining portion of these swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in accumulated other comprehensive loss at September 30, 2010 and December 31, 2009 are unrealized losses, net of income taxes, totaling $30.2 million and $27.0 million, respectively, related to these hedges. The remaining interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. A non-cash expense of approximately $1.7 million and $1.4 million was recorded related to these interest rate swaps for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, we recorded a non-cash expense of approximately $5.5 million and a non-cash gain of $3.5 million for the nine months ended September 30, 2009. The impact of these interest rate swaps was an increase to interest expense of $6.5 million during both the three months ended September 30, 2010 and 2009, and $19.3 million and $17.5 million during the nine months ended September 30, 2010 and 2009, respectively.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. As of September 30, 2010, we were in compliance with all such covenants. As of September 30, 2010, we had approximately $17.5 million in letters of credit outstanding, and our available borrowing capacity was approximately $60.3 million.

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

Working capital decreased from $13.3 million as of December 31, 2009 to $12.2 million as of September 30, 2010. Cash flow to fund future operations, new restaurant development and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

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

Capital expenditures for the nine months ended September 30, 2010 were $25.6 million. We expect capital expenditures to be approximately $9.3 million for the remainder of the year.

Seasonality and Quarterly Results

Our business is seasonal in nature. Our reduced winter volumes cause revenues and, to a greater degree, operating profits to be lower in the first and fourth quarters than in the other two quarters. We have and will continue to open restaurants in highly seasonal tourist markets. Periodically, our sales and profitability may be negatively affected by adverse weather. The timing of unit openings can and will affect quarterly results.

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

We operate approximately 181 restaurants and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

Interest Rate Risk

Total debt at September 30, 2010, included $190.7 million of floating-rate debt attributed to borrowings at an average interest rate of 7.0%. As a result, our annual interest cost in 2010 will fluctuate based on short-term interest rates.

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

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.7%) would be approximately $1.3 million annually based on the floating-rate debt and other obligations outstanding at September 30, 2010; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13e-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the nine months ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On February 5, 2009, the Delaware Litigation, a purported class action and derivative lawsuit, was brought against all members of our board of directors, Fertitta Holdings, and Fertitta Acquisition in the Court of Chancery of the State of Delaware. The lawsuit originally alleged, among other things, a breach of a fiduciary duty by the directors for renegotiating the 2008 proposed transaction merger agreement with the Fertitta entities, allowing Mr. Fertitta to acquire shares of stock in the Company and gain majority control thereof, and terminating the 2008 proposed transaction merger agreement without requiring payment of the reverse termination fee. The suit seeks consummation of the transaction at $21.00 a share or damages representing the difference between $21.00 per share and the price at which class members sold their stock in the open market, or damages for allowing Mr. Fertitta to acquire control of the Company without paying a control premium, or alternately requiring payment of the reverse termination fee or damages for the devaluation of the Company’s stock. Plaintiff has amended its complaint on two occasions and now further alleges, among other things, class action claims against the members of our directors for breach of fiduciary duty related to the 2008 proposed transaction merger agreement and derivative clams against the members of our board of directors for failure to seek a reverse termination fee following the abandonment of the 2008 proposed transaction. Plaintiff also asserts a derivative claim for breach of contract against Mr. Fertitta and Fertitta Acquisition for failure to perform under the 2008 proposed transaction. Plaintiff also alleges that in connection with Mr. Fertitta’s proposal to acquire all of our outstanding shares at $14.75 per share, our board of directors violated their fiduciary duties by failing to ensure that the merger transaction was accomplished by fair dealing and in a fair process. Plaintiff alleges that Fertitta Holdings, Fertitta Acquisition, Parent and Merger Sub knowingly participated in the alleged breaches of fiduciary duty by Mr. Fertitta. On May 23, 2010, the parties delivered a Memorandum of Understanding for Partial Settlement to the Vice Chancellor of the Delaware Chancery Court.

On June 22, 2010, following negotiations, the parties to the Delaware Litigation entered into the May Settlement, memorializing the terms of the May 23, 2010 Memorandum of Understanding for Partial Settlement of the Delaware Litigation. The May Settlement will settle and release certain claims that were asserted and/or could have been asserted against the defendants in connection with Counts IV through VIII of the amended complaint. On the same day, the parties submitted the May Settlement to the Delaware Chancery Court.

Thereafter, the parties to the Delaware Litigation agreed to mediate the claims remaining in the Delaware Litigation and not resolved by the May Settlement. On July 7, 2010, the parties to the Delaware Litigation and their respective counsel engaged in a mediation conducted by a retired federal judge, which resulted in the parties reaching an agreement in principle to settle the remaining claims asserted against the defendants in the amended complaint. The parties memorialized the July Settlement in a term sheet executed on July 14, 2010.

On July 23, 2010, the parties entered into the July Settlement Stipulation which would settle and release all remaining claims asserted or that could have been asserted against the defendants in the amended complaint that will not be settled and released pursuant to the May Settlement, including the claims asserted against the defendants in Counts I, II, III and IX of the amended complaint. On July 23, 2010, the parties submitted the July Settlement Stipulation to the Delaware Chancery Court and requested that the Delaware Chancery Court enter a scheduling order for notice and hearing for final approval of the May and July Settlements.

On July 26, 2010, the Delaware Chancery Court entered a scheduling order setting the May and July Settlements for a hearing to consider final approval on October 6, 2010. The court granted final approval on October 6, 2010.

On November 6, 2007, a purported class action lawsuit against Joe’s Crab Shack, Inc. was filed in the Superior Court of California in Los Angeles County by Roberto Martinez. On or about March 24, 2008, the Company was also added as a

Defendant as the Company owned the Joe’s Crab Shack locations during a portion of the relevant time period. The lawsuit alleges, among other things, that Joe’s Crab Shack violated the California Labor Code by misclassifying managers as exempt and, therefore, not properly paying overtime wages, and failing to provide mandatory meal or rest breaks or payment in lieu of the break. The Company denies plaintiffs’ claims and is vigorously defending this matter.

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

In November 1998, we announced the authorization of an open market stock buy back program, which was renewed in April 2000, for an additional $36.0 million. In October 2002, we authorized a $50.0 million open market stock buy back program and in September 2003, we authorized another $60.0 million open market stock repurchase program. In October 2004, we authorized a $50.0 million open market stock repurchase program. In March 2005, we announced a $50.0 million authorization to repurchase common stock. In May 2005, we announced a $50.0 million authorization to repurchase common stock. In March, July and November 2007 and August 2010, we authorized an additional $50.0 million, $75.0 million, $1.5 million and $750 thousand, respectively, of open market stock repurchases. These programs have resulted in our aggregate repurchasing of approximately 24.0 million shares of common stock for approximately $472.6 million through September 30, 2010.

All repurchases of our common stock during the quarter ended September 30, 2010 were made pursuant to our open market stock repurchase program. We have exhausted substantially all funds authorized for purchases under previously existing programs. The following table summarizes repurchases of our common stock during the quarter ended September 30, 2010 pursuant to our open market stock purchase program.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2010	—	$—	—	$21,048
Aug 1 - 31, 2010	4,143	$24.28	4,143	$670,456
Sep 1 - 30, 2010	—	$—	—	$670,456

Total shares purchased	4,143	$24.28	4,143	$670,456

On October 6, 2010, we completed a merger under which Mr. Tilman J. Fertitta, our Chairman and Chief Executive Officer, acquired all of our outstanding common stock for $24.50 per share in cash. Our board of directors, on the unanimous recommendation of a special committee composed entirely of non-employee directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders, including those stockholders holding a majority of the common stock not held by Mr. Fertitta, voted to approve the merger agreement at a special meeting held on October 4, 2010.

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

Date: November 9, 2010