Form 10-K
period 2010-12-31
LANDRYS RESTAURANTS INC
filed 2011-03-16
CIK 908652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

        Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $175,713,374. For purposes of the determination of the above stated amount, only Directors and Executive Officers are presumed to be affiliates, but neither the registrant nor any such persons concedes they are affiliates of the registrant.

As of March 8, 2011, there were 1,000 shares of the registrant’s common stock outstanding all of which were owned by an affiliate of Tilman J. Fertitta.

LANDRY’S RESTAURANTS, INC.

i

FORWARD LOOKING STATEMENTS

This report includes certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Form 10-K. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Form 10-K. These factors include or relate to the following:

•	the impact of the merger between us and Fertitta Holdings on October 6, 2010;

•	our ability to implement our business strategy;

•	our ability to expand and grow our business and operations;

•	the impact of future commodity prices;

•	the availability of food products, materials and employees;

•	consumer perceptions of food safety;

•	changes in local, regional and national economic conditions;

•	the effects of local and national economic, credit and capital market conditions on the economy in general and our business in particular;

•	the effectiveness of our marketing efforts;

•	changing demographics surrounding our restaurants, hotels and casinos;

•	the effect of changes in tax laws;

•	actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and our ability to receive regulatory approval for our new businesses;

•	the effects of the BP plc oil spill;

•	our expectations of the continued availability and cost of capital resources;

•	our ability to obtain long-term financing and the cost of such financing, if available;

•	the seasonality and cyclical nature of our business;

•	weather and acts of God;

•	the ability to maintain existing management;

•	the impact of potential acquisitions of other restaurants, gaming operations and lines of businesses in other sectors of the hospitality and entertainment industries;

•	the impact of potential divestitures of restaurants, restaurant concepts and other operations or lines of business;

•	the effects of “climate change” on our operation;

•	food, labor, fuel and utilities costs; and

•	the other factors discussed under “Risk Factors.”

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

ii

LANDRY’S RESTAURANTS, INC.

PART I.

ITEM 1.	BUSINESS

General

We are a national, diversified restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full-service, specialty location restaurants, with 210 locations in 31 states, the District of Columbia, Ontario, Canada and Hong Kong as of December 31, 2010. We are one of the largest full-service restaurant operators in the United States, operating primarily under the names of Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, Charley’s Crab, The Chart House, Oceanaire and Bubba Gump. Our concepts range from upscale steak and seafood restaurants to theme-based restaurants, and consist of a broad array of formats, menus and price-points that appeal to a wide range of markets and consumer tastes. We are also engaged in the ownership and operation of select hospitality and entertainment businesses, which include hotels, aquarium complexes and the Kemah Boardwalk, a 40-acre amusement, entertainment and retail complex in Kemah, Texas, among others. We believe these businesses complement our restaurant operations and provide our customers with unique dining, leisure and entertainment experiences.

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

In February 2006, we acquired 80% of T-Rex Cafe, Inc. (T-Rex) and constructed three restaurants, two of which are located at high profile Disney properties.

During the third quarter of fiscal 2006, as part of a strategic review of our operations, we initiated a plan to divest certain restaurants, including 136 Joe’s units. In November 2006, we completed the sale of 120 Joe’s. Subsequently, several additional locations were added to our disposal plan.

Recent Developments

During 2010, we completed a merger under which Mr. Tilman J. Fertitta, our Chairman and Chief Executive Officer, acquired all of our outstanding common stock for $24.50 per share in cash. This acquisition of our common stock and related transactions are referred to in this report as the Going Private Transaction. As a result of the Going Private Transaction, we ceased being a public company, our stock is no longer traded on a stock exchange and following the filings of this report we will no longer be required to file reports with the SEC.

On December 20, 2010, we completed the acquisition of Bubba Gump Shrimp Company Restaurants, Inc. (Bubba Gump), a casual dining seafood chain based on the motion picture ‘Forrest Gump’, for $112.5 million in cash, plus the assumption of certain additional working capital liabilities. Originating in California, Bubba Gump opened its first location in 1996. As of December 31, 2010, there are 34 Bubba Gump themed locations, 23 of which are owned with the remaining locations being foreign franchises or joint ventures and 5 ancillary restaurants. The Bubba Gump name and other intellectual property are used pursuant to a license agreement with Paramount Licensing, Inc. (the licensing entity for Paramount Pictures Corporation). Bubba Gump provides us with high volume restaurants in attractive tourist destination locations.

On December 5, 2010, an affiliate of ours acquired all of the capital stock of Claim Jumper Restaurants, LLC and all of its subsidiaries in accordance with a plan of reorganization in a U.S. Bankruptcy Court. We have entered into an agreement to manage these restaurants for our affiliate.

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

Due to a number of factors affecting consumers, including continued high unemployment, home foreclosures, volatile global economies, increasing commodity costs and constrained consumer credit markets, the near term outlook for the restaurant, hospitality, and entertainment industries is uncertain. In response to the current economic conditions, we have taken measures to increase our efficiencies and reduce our cost structure across our businesses. In addition, we expect to continue on a reduced growth plan for new restaurants to conserve capital resources and to make opportunistic acquisitions of businesses where we can leverage our operating skills and size to improve results.

Significant events that affected our 2010 results, as compared to 2009, or that may affect our future results, are described below:

•	Two refinancings of our debt in 2010.

•	Completing the 2010 Going Private Transaction and associated transaction costs.

•	The purchase and retirement of Golden Nugget second lien debt at a discount to face value.

•	Construction of the new hotel tower at the Golden Nugget Las Vegas which was completed in late 2009 at a cost of approximately $140.0 million.

•	The acquisition of Oceanaire and Bubba Gump and the associated transaction costs.

•	The impact of the Nashville, TN flood that resulted in closure of two restaurants in the Opry Mills Mall.

Core Restaurant Concepts

Our portfolio of restaurant concepts consists of a variety of formats, each providing our guests with a distinct dining experience.

We currently operate our restaurants through the following divisions:

•	Landry’s Division—our high-profile seafood and signature restaurants;

•	Rainforest Cafe Division—our rainforest-, Asian and prehistoric-themed restaurants;

•	Saltgrass Steak House Division—our Texas-Western-themed restaurants;

•	Chart House Division—our upscale seafood restaurants primarily at waterfront locations;

•	Bubba Gump Division—our ‘Forest Gump’-themed seafood restaurants; and

•	Oceanaire Division—our upscale seafood restaurants.

Landry’s Division. The Landry’s Division is comprised of 58 Landry’s Seafood House and C.A. Muer restaurants (which include restaurants that operate under several trade names, primarily Charley’s Crab), as well as our Signature Group restaurants, which together generated 23.3% of our restaurant and hospitality revenues for the year ended December 31, 2010. Alcoholic beverage sales accounted for approximately 20.1% of these revenues.

•

Landry’s Seafood House and Charley’s Crab. Landry’s Seafood House and Charley’s Crab are full-service seafood restaurants. Each offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, other seafood, beef and chicken specialties in a comfortable, relaxed atmosphere. The Landry’s Seafood House restaurants feature a prototype look that is readily identified by a large theater-style marquee over the entrance and by a distinctive brick and wood facade, creating the feeling of a traditional old seafood house restaurant. Charley’s Crab restaurants, the first of which was founded in 1964, are generally situated throughout Michigan and Florida, include numerous waterfront locations and have unique architectural details, with two restaurants located in renovated historical train stations. Landry’s Seafood House dinner entrée prices range from $6.99 to $39.99, with certain items offered at market price. Lunch entrées range from $6.50 to $19.99. Charley’s Crab dinner entrée prices range from $17.75 to $47.95, with lunch entrée prices ranging from $7.99 to $25.95.

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

Rainforest Cafe Division. The Rainforest Cafe Division comprised of 32 Rainforest Cafe, T-Rex Cafe and Yak & Yeti theme-based restaurants, generated 31.0% of our restaurant and hospitality revenues for the year ended December 31, 2010. Alcoholic beverage sales and retail sales accounted for approximately 19.6% of these revenues. These restaurants typically are larger units generating higher unit volumes than restaurants in our other concept, with operating profit margins that are comparable to our other restaurants. Five of these restaurants are located on high-profile Disney properties.

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

Saltgrass Steak House Division. Our 44 Saltgrass Steak House restaurants generated 18.5% of our restaurant and hospitality revenues for the year ended December 31, 2010. Alcoholic beverage sales accounted for approximately 11.8% of these revenues. The Saltgrass Steak House restaurants offer full-service dining in a Texas-Western theme which welcomes guests into a stone and wood beam ranch house complete with a fireplace and a saloon-style bar. Menu options extend from filet mignon to chicken fried steak to fresh fish to grilled chicken breast. Dinner entrée prices range from $8.99 to $29.99 and lunch entrée prices range from $7.99 to $15.99.

Chart House Division. The Chart House Division is comprised of 30 Chart House restaurants, which generated 12.8% of our restaurant and hospitality revenues for the year ended December 31, 2010. Alcoholic beverage sales accounted for approximately 21.9% of these revenues. The Chart House has a very long and successful history of providing an upscale full service dining experience. Founded in 1961, Chart House restaurants are located on some of the most scenic properties on the East and West coasts, including many prime waterfront venues. The Chart House restaurant menus offer an extensive variety of seasonal fresh fish, shrimp, beef and other daily seafood specialties and several restaurants also offer lunch seating and a Sunday brunch. Chart House dinner entrée prices range from $18.99 to $44.99.

Bubba Gump Division. The Bubba Gump Division is comprised of 28 restaurants, including 23 Bubba Gump themed restaurants, which was acquired in December 2010 and generated 0.6% of our restaurant and hospitality revenues for the year ended December 31, 2010. Retail and alcoholic beverage sales accounted for approximately 26.6% of these revenues. Bubba Gump is a chain of seafood restaurants inspired by the 1994 film ‘Forrest Gump’ and its restaurants are located in some of the top tourist destinations across the United States. The menu consists mostly of shrimp and other seafood dishes, as well as Southern and Cajun cuisine. Bubba Gump entrée prices range from $11.50 to $24.50.

Oceanaire Division. The Oceanaire Division is comprised of 12 Oceanaire Seafood restaurants, which was acquired in April 2010 and generated 4.1% of our restaurant and hospitality revenues for the year ended December 31, 2010. Alcoholic beverage sales accounted for approximately 27.8% of these revenues. The Oceanaire restaurant menus offer an extensive variety of seasonal fresh fish, shrimp, beef and other daily seafood specialties. Oceanaire dinner entrée prices range from $10.95 to $79.95.

Specialty Division

Our Specialty Division, which generated 9.5% of our restaurant and hospitality revenues, consists of hospitality and amusement properties that provide ancillary revenue streams and opportunities complementary to our core restaurant business. The Specialty Division includes the following properties:

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

Gaming Division

In 2005, Landry’s Gaming, Inc., a separately financed, unrestricted subsidiary, acquired the Golden Nugget, Inc., owner of the Golden Nugget. The Golden Nugget—Las Vegas occupies approximately eight acres in downtown Las Vegas, Nevada, with approximately 55,000 square feet of gaming area. In November 2009, we completed the construction of a new hotel tower. As of December 31, 2010, the property featured four towers containing 2,345 rooms, the largest number of guestrooms in downtown Las Vegas, approximately 1,331 slot machines and 78 table games. The Golden Nugget—Laughlin has approximately 33,000 square feet of gaming space and as of December 31, 2010 had 1,009 slot machines, 15 table games and 300 hotel rooms in Laughlin, Nevada. For the year ended December 31, 2010, the Golden Nugget properties generated total revenues of $232.1 million. The subsidiaries that own and operate the Golden Nugget are separately financed, unrestricted subsidiaries with $439.3 million of debt as of December 31, 2010, which includes $116.5 million of funds used for the construction of the additional new hotel tower opened in November 2009.

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

Our Competitive Strengths

Stable and Diversified Cash Flows. Our nationwide system of 210 full-service restaurants consists of multiple formats and varied price points, from upscale fine dining to mid-scale casual dining, and offers a variety of menus that have both regional and national appeal. Many of our restaurant and hospitality locations are situated in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We believe that this strategy results in a high volume of new and repeat customers and provides us with increased name recognition in new markets. Our menu diversification reduces our dependence on any particular seafood or commodity, and allows us to select from a variety of seafood species to best provide our guests with an attractive price-value relationship. Our experience operating multiple concepts in diverse geographic areas and types of locations enables us to select the most appropriate format for each property. In addition, we believe that our geographic diversification limits operational issues related to regional weather or economic conditions, and provides stability to our operations and cash flows.

Significant Base of Owned Assets in Prime Locations. We believe one of our core strengths is the identification, valuation, negotiation and purchase or lease of attractive locations for our restaurant and hospitality operations. Our portfolio of owned properties includes 53 restaurant properties and many properties in our Specialty Division. Out of our 210 restaurants, we operate 91 waterfront restaurants and restaurants at a number of high-profile locations (including five units at Disney theme parks), as well as restaurants at the MGM Grand Hotel and Casino in Las Vegas, Nevada, the Mall of America in Bloomington, Minnesota and Fisherman’s Wharf in San Francisco, California.

Experienced Management Team. Our management team has extensive experience in the restaurant industry and a history of operating, developing and acquiring hospitality businesses. Our senior management team, led by Tilman J. Fertitta, our founder and Chairman, President and Chief Executive Officer, has an average of 20 years of experience with us and 28 years of industry experience. In addition to an experienced and committed senior management team, we also have an experienced operations organization at the regional and individual restaurant level, which we believe contributes significantly to our success. Our management team has grown our revenues from approximately $400.0 million in 1998 to $1.1 billion for the year ended December 31, 2010, through both developing new properties and integrating acquisitions.

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

•

Focus on Store-Level Operating Performance. We remain committed to improving store-level operating performance. Our significant investment in corporate and store-based systems enables management to leverage point-of-sale data obtained on a daily basis for improved responsiveness to market and operating conditions. Additionally, we have aggressively maintained the condition of our restaurants. We will continue to maintain the condition of our restaurants in order to promote repeat and frequent patronage by our guests.

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

Saltgrass Steak House (2002). The nearly seamless integration of Saltgrass Steak House restaurants into our systems in late 2002 was highlighted by the conversion of all 27 restaurants to our financial tools within 60 days of acquisition. These tools include our point-of-sale system and also implementation of our profitability and labor/payroll programs. Since the acquisition, we have expanded the concept to 44 units. We also opened our first unit outside of Texas in 2006. We will continue to evaluate potential sites for this concept in both existing and new markets in 2010.

Golden Nugget (2005). The Golden Nugget acquisition allowed us to enter the gaming business with one of the most recognized brands in the industry and in the preeminent gaming city, Las Vegas, Nevada. We also acquired the Golden Nugget property in Laughlin, Nevada.

T-Rex (2006). In February 2006, we acquired 80% of T-Rex Cafe, Inc. and have opened three locations (including Yak & Yeti), with two of them being at high profile Disney properties.

Oceanaire Seafood Room (2010). The Oceanaire acquisition provided us additional growth within our high end seafood line, as well as a known brand with several excellent locations.

Bubba Gump (2010). The Bubba Gump acquisition, completed in December 2010, gave us a group of high volume seafood restaurants in some of the top tourist destinations across the United States.

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

The following table enumerates the location of our restaurants as of December 31, 2010:

State	Number of Units	State	Number of Units
Alabama	2	Missouri	2
Arizona	2	Nevada	9
California	22	New Jersey	5
Colorado	11	New Mexico	1
Connecticut	1	New York	1
Florida	29	North Carolina	1
Georgia	2	Oklahoma	1
Hawaii	4	Oregon	1
Illinois	5	Pennsylvania	2
Indiana	1	South Carolina	2
Kansas	1	Tennessee	3
Kentucky	1	Texas	77
Louisiana	5	Virginia	1
Maryland	2	Washington	1
Massachusetts	3	District of Columbia	1
Michigan	6	Ontario, Canada	1
Minnesota	3	Hong Kong	1

		Total	210

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

Our typical restaurant unit has a general manager and several kitchen and floor managers. We have internally promoted many of the general managers after training them in all areas of restaurant management with a strong emphasis on kitchen operations. The general managers typically spend a portion of their time in the dining area of the restaurant, supervising the staff and providing service to customers.

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

As of December 31, 2010, there were approximately 75 individuals involved in regional management functions generally performing on-site visits, formal inspections and similar responsibilities. As we grow, we plan to increase the number of regional managers, and to have each regional manager responsible for a limited number of restaurants within their geographic area. We plan to promote successful experienced restaurant level management personnel to serve as future regional managers. Regional management is continuously evaluated for performance and effectiveness.

As of December 31, 2010, in the restaurant division, we employed approximately 26,000 persons, of whom 1,593 were restaurant managers or manager-trainees, 327 were salaried corporate and administrative employees, approximately 75 were operations regional management employees, 40 were development and construction employees and the rest were hourly employees. Typical restaurant employment for us is at a seasonal low at December 31, and may increase by 30% or more in the summer months. Our restaurants generally employ an average of approximately 60 to 100 people, depending on seasonal needs. The larger Rainforest Cafe restaurants generally have 120 to 150 employees on average, with certain larger volume units having in excess of 400 people. We believe that our management level employee turnover for 2010 was within industry standards.

We also operate the Claim Jumper Restaurants under a management agreement for an affiliate of ours. We employed approximately 3,000 persons in the gaming division as of December 31, 2010, of whom 245 were management, 277 were salaried employees and the rest were hourly employees. Approximately 1,296 employees are covered by collective bargaining agreements at the Golden Nugget—Las Vegas. We consider our relationship with employees to be satisfactory.

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

Advertising and Marketing

We employ a marketing strategy to attract new customers, to increase the frequency of visits by existing customers, and to establish a high level of name recognition through television and radio commercials, billboards, travel and hospitality magazines, print advertising and newspaper drops. Our advertising expenditures for 2010 were approximately 1.1% of revenues from continuing operations. We expect to cross market our restaurant, hospitality and gaming locations to leverage our advertising spend. In 2010, we completed the implementation of our loyalty program called the “Landry’s Select Club”. Members receive rewards based on their aggregate spend at our participating properties as well as exclusive offers to special events at our locations and from our vendor partners. We anticipate future advertising and marketing expenses to remain moderate.

Service Marks

Landry’s, Rainforest Cafe, Chart House, Charley’s Crab, Saltgrass, T-Rex and Golden Nugget are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. Bubba Gump is a registered service mark owned by Paramount Licensing, Inc. and is subject to a long term exclusive licensing agreement with us for restaurant operations worldwide. We pursue registration of our important service marks and trademarks and vigorously oppose any infringement upon them.

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

Rainforest and Bubba Gump International License Agreements and Units

Rainforest Cafe and Bubba Gump have entered into exclusive license arrangements relating to the operations and development of Rainforest Cafes and Bubba Gump restaurants in several foreign jurisdictions. Currently, there are 18 international units. We own 2 international units outright and have an equity interest in 3 other international locations. We do not anticipate revenues from international franchises to be significant.

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

We operate in two reportable industry segments: restaurant and hospitality and gaming operations.

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

We have many well established competitors with greater financial resources and longer histories of operation than ours, including competitors already established in regions where we may expand, as well as competitors planning to expand in the same regions in which we currently operate. Our competitors include national, regional, and local chains as well as local owner-operated restaurants. We also compete with other restaurants and retail establishments for restaurant sites.

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

We face ongoing competition as a result of the upgrading or expansion of facilities by existing market participants and the entrance of new gaming participants. Certain states have recently legalized, and several other states are currently considering legalizing casino gaming. Legalized casino gaming in these states and on Indian reservations would increase competition and could adversely affect our gaming operations.

General economic factors may adversely affect our results of operations.

National, regional and local economic conditions, such as recessionary economic cycles, a worsening economy and any increases in energy and fuel prices, could adversely affect disposable consumer income and consumer confidence. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase, our guests may have lower disposable income and reduce the frequency with which they dine out or may choose more inexpensive restaurants when dining outside the home. The gaming activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns. Even an uncertain economic outlook may adversely affect consumer spending in our restaurant, hospitality and gaming operations, as consumers spend less in anticipation of a potential prolonged economic downturn. Unfavorable changes in these factors or in other business and economic conditions affecting our customers could reduce customer traffic in some or all of our restaurants, impose practical limits on our pricing and increase our costs. Any of these factors could lower our profit margins and have a material adverse affect on our results of operations.

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

Our results of operations are materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007, substantially increased during the third and fourth quarter of 2008 and continued into a portion of 2009, during which time the volatility and disruption in the global financial markets reached unprecedented levels. As a result, the availability and cost of credit has been impacted. Such factors, combined with volatile oil and gas prices, unemployment, depressed home prices and increasing foreclosures, declining business and consumer confidence, declines in consumer spending, and the risk of increased inflation, have precipitated an economic slowdown which could continue to adversely affect the demand for our products and, as a result, lead to declining revenues and profit margins. It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate, and the extent to which our operations will be adversely affected.

Because many of our restaurants are concentrated in single geographic areas, our results of operations could be materially adversely affected by regional events.

Many of our existing restaurants are concentrated in the southern half of the United States. This concentration in a particular region could affect our operating results in a number of ways. For example, our results of operations may be adversely affected by economic conditions in that region which may differ from other regions. Also, given our present geographic concentration, adverse publicity relating to our restaurants could have a more pronounced adverse effect on our overall revenues than might be the case if our restaurants were more broadly dispersed. In addition, as many of our existing restaurants are in the Gulf Coast area from Texas to Florida, we are particularly susceptible to damage caused by hurricanes or other severe weather conditions, the impact of frequency of which may be triggered by climate change. For example, on September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States, causing considerable damage to the cities of Galveston, Kemah and Houston, Texas and surrounding areas. Several of our restaurants in Galveston and Kemah sustained significant damage, as did the amusement rides, the boardwalk itself and some infrastructure at the Kemah Boardwalk. Similarly, our Nashville, TN restaurants experienced significant damage due to flooding in 2010.

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

The Golden Nugget properties are both located in Nevada and, as a result, our gaming business is subject to greater risks than a more diversified gaming company. These risks include, but are not limited to, risks related to local economic and competitive conditions, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters. Any economic downturn in Nevada or any terrorist activities or disasters in or around Nevada could have a significant adverse effect on our business, financial condition and results of operations. In addition, Nevada gaming industry revenues have declined significantly in 2008 through 2010, and there can be no assurance that gaming industry revenues will not continue to significantly decline.

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

We use significant amounts of electricity, natural gas and other forms of energy. Any shortage or substantial increases in the cost of electricity and natural gas in the United States will increase our cost of operations, which would negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be significant. In addition, higher energy and gasoline prices affecting our customers may increase their cost of travel to our casino properties and result in reduced visits to our properties and a reduction in our revenues.

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

At the federal and state levels, there are from time to time various proposals and initiatives under consideration to further regulate various aspects of our business. For example new employment, healthcare or climate change regulations could increase our costs and decrease our operating profits. These and other initiatives could adversely affect us as well as the restaurant industry in general. In addition, seafood is harvested on a world-wide basis and, on occasion, imported seafood is subject to federally imposed import duties.

We conduct licensed gaming operations in Nevada, and various regulatory authorities, including the Nevada State Gaming Control Board and the Nevada Gaming Commission, require us to hold various licenses and registrations, findings of suitability, permits and approvals to engage in gaming operations and to meet requirements of suitability. These gaming authorities also control approval of ownership interests in gaming operations. In its discretion, the gaming authorities may require the holder of any of our debt instruments to file applications, be investigated and be deemed suitable to own debt if the gaming authorities have reason to believe that debt ownership would be inconsistent with the declared policies of the State of Nevada. These gaming authorities may deny, limit, condition, suspend or revoke our gaming licenses, registrations, findings of suitability or the approval of any of our ownership interests in any of the licensed gaming operations conducted in Nevada, any of which could have a significant adverse effect on our business, financial condition and results of operations, for any cause they may deem reasonable. If we violate gaming laws or regulations that are applicable to us, we may have to pay substantial fines or forfeit assets. If, in the future, we operate or have an ownership interest in casino gaming facilities located outside of Nevada, we also will be subject to the gaming laws and regulations of those other jurisdictions.

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

Rainforest Cafe and Bubba Gump have license arrangements relating to the operations and development of their concepts in several foreign jurisdictions. These agreements include a per unit development fee and/or restaurant royalties. Our international operations are subject to certain external business risks such as exchange rate fluctuations, import and export restrictions and tariffs, litigation in foreign jurisdictions, cultural differences, increased competition as a result of subsidies to local companies, increased expenses from inflation, political instability and the significant weakening of a local economy in which a foreign unit is located. In addition, it may be more difficult to register and protect our intellectual property rights in certain foreign countries.

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names, which could have an adverse affect on our business and results of operations.

Landry’s, Rainforest Cafe, Chart House, Charley’s Crab, Saltgrass and Golden Nugget are each registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Crab House is a registered design mark. We also license the name Bubba Gump from Paramount Licensing, Inc. There is no assurance that any of our rights in any of our intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property or against any of our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. The failure to enforce or the unenforceability of any of our intellectual property rights could have the effect of reducing our ability to capitalize on our efforts to establish brand equity.

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

        Consumer food preferences could be affected by health concerns about the consumption of various types of seafood, beef or chicken. In addition, negative publicity concerning food quality or possible illness and injury resulting from the consumption of certain types of food, such as negative publicity concerning the levels of mercury or other carcinogens in certain types of seafood, oil contaminations of seafood, e-coli, salmonella, “mad cow” and “foot-and-mouth” disease relating to the consumption of beef and other meat products, “avian flu” related to poultry products and the publication of government, academic or industry findings about health concerns relating to food products served by any of our restaurants could also affect consumer food preferences. These types of health concerns and negative publicity concerning the food products we serve at any of our restaurants may adversely affect the demand for our food and negatively impact our results of operations.

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

We are subject to a variety of claims arising in the ordinary course of our business brought by or on behalf of our customers or employees, including personal injury claims, contract claims, and employment-related claims. In recent years, a number of restaurant companies have been subject to lawsuits, including collective and class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We are currently defending purported collective action lawsuits alleging violations, among other things, of minimum wage and overtime provisions of federal and state labor laws. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment for any claims could materially adversely affect our financial condition or results of operations and adverse publicity resulting from these allegations may materially adversely affect our business. We offer no assurance that we will not incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

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

We may find it necessary in the future to issue additional debt or equity to support ongoing operations, to undertake capital expenditures, or to undertake acquisitions or other business combination transactions. Disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business. Additionally, since we no longer have public equity outstanding, our access to the public equity markets may be limited. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations, including the notes when they become due, and access the capital necessary to grow our business. As a result, we may be forced to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to further reevaluate our ratings. In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. In addition, the indenture governing the notes and the credit agreement governing our amended and restated senior secured credit facility will contain certain covenants that restrict our ability to incur additional indebtedness. Our inability to raise financing to support ongoing operations or to fund capital expenditures or acquisitions could limit our growth and may have a material adverse effect on us.

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

Tilman J. Fertitta is our Sole Shareholder.

Tilman J. Fertitta, our Chairman of the Board, President and Chief Executive Officer, owns 100% of the Company’s common stock and controls our voting power. As a result, Mr. Fertitta controls the election of the Company’s Board of Directors and controls the shareholder vote on all matters. We are not required to and do not have any independent board members or an independent compensation, nominating or corporate governance committee. Additionally, as a result of Mr. Fertitta’s ownership of our common stock, we are no longer required to and do not expect to continue filing reports with the SEC. As a result, publicly available information about our business may be limited.

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

On November 6, 2007, a purported class action lawsuit against Joe’s Crab Shack, Inc. was filed in the Superior Court of California in Los Angeles County by Roberto Martinez. On or about March 24, 2008, we were was also added as a Defendant as we owned the Joe’s Crab Shack California locations during a portion of the relevant time period subject to plaintiff’s purported class action lawsuit. The lawsuit alleges, among other things, that Joe’s Crab Shack violated the California Labor Code by misclassifying managers as exempt and, therefore, not properly paying overtime wages, and failing to provide mandatory meal or rest breaks or payment in lieu of the break. We deny the claims in the litigation and is vigorously defending this matter.

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

Dividend Policy

Commencing in 2000, we began paying an annual $0.10 per share dividend, declared and paid in quarterly installments of $0.025 per share. In April 2004, the annual dividend was increased to $0.20 per share, declared and paid in quarterly installments of $0.05 per share. On June 16, 2008, we announced we were discontinuing dividend payments indefinitely. The indentures under which our 11 5/8% Senior Secured Notes were issued and our Credit Facility limit the payment of dividends on our common stock to specified levels.

Stock Repurchase

On October 6, 2010, all of our outstanding common stock other than that held by Mr. Tilman J. Fertitta was retired pursuant to the Going Private Transaction. As a result, Mr. Fertitta is our sole stockholder and our stock is not publicly traded.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 which are derived from our consolidated financial statements which have been audited by Grant Thornton LLP.

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year Ended December 31,
	2010	2009	2008	2007	2006
REVENUES	$1,123,797	$1,060,234	$1,143,889	$1,160,368	$1,101,994
OPERATING COSTS AND EXPENSES:
Cost of revenues	230,637	218,555	245,381	256,336	249,575
Labor	357,601	340,757	366,395	375,144	357,748
Other operating expenses	296,557	264,759	288,090	292,298	278,172
General and administrative expense	72,972	49,279	51,294	55,756	57,977
Depreciation and amortization	77,617	72,038	70,292	65,287	55,857
Asset impairment expense (1)	3,807	2,888	2,409	—	2,966
Gain on insurance claims	(1,238)	(4,851)	—	—	—
Loss (gain) on diposal of assets	(939)	(2,098)	(59)	(18,918)	(2,295)
Pre-opening expenses	1,132	1,095	2,266	3,477	5,214

Total operating costs and expenses	1,038,146	942,422	1,026,068	1,029,380	1,005,214

OPERATING INCOME	85,651	117,812	117,821	130,988	96,780
OTHER EXPENSE (INCOME):
Interest expense, net (2)	118,344	150,270	79,817	72,322	49,139
Other, net (3)	(25,595)	(15,372)	17,035	17,119	154

Total other expense	92,749	134,898	96,852	89,441	49,293

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,098)	(17,086)	20,969	41,547	47,487
PROVISION (BENEFIT) FOR INCOME TAXES	1,547	(9,789)	7,227	14,238	13,393

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,645)	(7,297)	13,742	27,309	34,094
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(141)	(206)	(10,569)	(9,626)	(56,146)

NET INCOME (LOSS)	(8,786)	(7,503)	3,173	17,683	(22,052)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,023	1,010	265	(429)	(282)

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	(9,809)	(8,513)	2,908	18,112	(21,770)
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTEREST	—	7,717	—	—	—

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$(9,809)	$(16,230)	$2,908	$18,112	$(21,770)

Adjusted EBITDA
Net Income (loss)	$(8,786)	$(7,503)	$3,173	$17,683	$(22,052)
Add back:
Provision (benefit) for income tax	1,547	(9,789)	7,227	14,238	13,393
Interest expense, net	118,344	150,270	79,817	72,322	49,139
Depreciation and amortization	77,617	72,038	70,292	65,287	55,857
Asset impairment expense	3,807	2,888	2,409	—	2,966

Adjusted EBITDA	$192,529	$207,904	$162,918	$169,530	$99,303

	Year Ended December 31,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)	$(86,251)	$13,306	$(86,036)	$(149,883)	$(50,056)
Total assets	$1,696,845	$1,700,068	$1,515,324	$1,502,983	$1,464,912
Short-term notes payable and current portion of notes and other obligations	$15,527	$30,181	$8,753	$87,243	$748
Long term notes and other obligations, net of current portion	$1,166,234	$1,064,759	$862,375	$801,428	$710,456
Stockholders’ equity (1)	$180,107	$300,554	$294,477	$316,899	$494,707

(1)	In 2010, 2009, 2008 and 2006, we recorded asset impairment charges related to continuing operations of $3.8 million ($2.5 million after tax), $2.9 million ($1.9 million after tax), $2.4 million ($1.6 million after tax) and $3.0 million ($2.0 million after tax), respectively, related to the adjustment to estimated fair value of certain restaurant properties and assets. In 2007 and 2006, we also recorded asset impairment charges and other losses totaling $9.9 million ($6.5 million after tax) and $79.8 million ($51.8 million after-tax), respectively, related to discontinued operations.

(2)	In 2010, we issued an additional $134.0 million of 11 5/8 % Senior Secured Notes and amended and extended our credit facility. In 2009, we accelerated recognition of $26.0 million ($16.9 million after tax) in original issue discount and $9.6 million ($6.2 million after tax) in deferred loan costs, respectively, associated with the extinguishment of our 14.0% Senior Secured Notes. These costs were previously being amortized over the term of the Notes. We also issued $406.5 million of 11 5/8 % Senior Secured Notes (New Notes) and amended and extended our credit facility. In 2007, we recognized an $8.0 million ($5.3 million after-tax) charge for deferred loan costs previously being amortized over the term of our 7.5% Senior Notes.
(3)	In 2010, we recognized a $33.0 million ($21.5 million after tax) gain related to the purchase and retirement of $62.8 million of Golden Nugget second lien debt, as well as a $5.9 million ($3.8 million after tax) gain related to the bargain purchase of Oceanaire, offset by $12.7 million in non-cash charges associated with interest rate swaps not designated as hedges. In 2009, we recognized a $19.4 million ($12.6 million after tax) gain related to the purchase and retirement of $33.2 million of Golden Nugget second lien debt, offset by $4.0 million in call premiums associated with refinancing our 7.5% and 9.5% Senior Notes. In 2008, we recognized $14.3 million in non-cash charges associated with interest rate swaps not designated as hedges. In 2007, we recorded expenses associated with exchanging the 7.5% Senior Notes for 9.5% Senior Notes of approximately $5.0 million ($3.3 million after tax) and incurred approximately $6.3 million ($4.2 million after tax) in call premiums and expenses associated with refinancing the Golden Nugget debt. We also recorded $5.4 million ($3.5 million after tax) reflecting a non-cash expense for the change in fair value of interest rate swaps related to the new Golden Nugget financing.

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

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants and gaming facilities. We locate our restaurants in high-profile, specialty locations in markets that provide a balanced mix of tourist, convention, business and residential clientele. We focus on providing quality food at reasonable prices while offering a memorable atmosphere for our guests. As of December 31, 2010, we operated 210 restaurants (excluding 37 Claim Jumper restaurants owned by an affiliate and operated by us under a management agreement), as well as several limited menu restaurants and other properties (as described in Item 1. Business), including the Golden Nugget Hotels and Casinos (Golden Nugget) in Las Vegas and Laughlin, Nevada.

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

On June 20, 2010, we entered into a second amendment to the original merger agreement (second amended merger agreement, and collectively with the original merger agreement and the first amended merger agreement, the merger agreement). Pursuant to the second amended merger agreement, Mr. Fertitta agreed to acquire all of our stock that he does not already own for $24.50 per share, in cash. In connection with the second amended merger agreement, we entered into voting agreements with Pershing Square Capital Management, L.P. and Pershing Square GP, LLC and with Richard T. McGuire (collectively, the Pershing Square Group), whereby the Pershing Square Group agreed to support the merger, subject to the terms and conditions set forth in the voting agreements.

        On May 24, 2010, we announced that a partial settlement (the May Settlement) had been reached to settle derivative and certain other claims against Mr. Fertitta, affiliates of Mr. Fertitta and our directors in the lawsuit entitled Louisiana Municipal Police Employees’ Retirement System, on behalf of itself and all other similarly situated shareholders of Landry’s Restaurants, Inc. and derivatively on behalf of nominal defendant Landry’s Restaurants, Inc. v. Tilman J. Fertitta, et al., C.A. No. 4339-VCL, in the Court of Chancery of the State of Delaware (the Delaware litigation).

        On July 15, 2010, we also reached an agreement (the July Settlement) with plaintiff’s attorneys to settle all remaining claims in the Delaware litigation for $14.5 million. Under the July Settlement, defendants deposited $14.5 million in escrow to pay the class claims and their attorney’s fees. The proceeds of the July Settlement were paid primarily from existing insurance policies. In addition, we reached an agreement on the July settlement to pay attorney’s fees of $8.0 million, which were paid during the fourth quarter of 2010.

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

Nashville Flood

In May 2010, Nashville, Tennessee experienced severe flooding that resulted in closing the Opry Mills Mall where we operated both a Rainforest Café and an Aquarium restaurant. These restaurants remain closed and cannot effectively reopen until the mall reopens. We cannot estimate the reopening date at this time, but believe it may not occur until 2012. We have sufficient insurance for reconstruction, and substantial business interruption coverage, enhanced by rent abatement during the mall closure. There is no assurance that the restaurants will reopen prior to exhausting such coverage.

Claim Jumper Acquisition

On December 5, 2010, an affiliate of ours acquired all of the capital stock of Claim Jumper Restaurants, LLC and all of its subsidiaries in accordance with a plan of reorganization in a US Bankruptcy Court. We have entered into an agreement to manage these restaurants for our affiliate.

Bubba Gump Acquisition

On December 20, 2010, we completed the acquisition of Bubba Gump, a casual dining seafood chain based on the motion picture ‘Forrest Gump’, for $112.5 million in cash, plus the assumption of certain additional working capital liabilities. Originating in California, Bubba Gump opened its first location in 1996. As of December 31, 2010, there are 34 Bubba Gump themed locations, 23 of which are owned with the remaining locations being foreign franchises or joint ventures. The Bubba Gump name and other intellectual property are used pursuant to a license agreement with Paramount Licensing, Inc.

Other Matters

On February 17, 2010, the Golden Nugget entered into Amendment No. 2 and Waiver to the First Lien Credit Agreement (First Lien Second Amendment) by and among Golden Nugget, Inc., Wachovia Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Bank and Issuing Bank, and each of the Lender parties thereto, dated June 14, 2007.

The First Lien Second Amendment replaced the existing first lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum capital expenditure (CAPEX) covenants. In addition, consenting First Lien lenders received a consent fee of 0.5% and all First Lien lenders receive a 0.5% annual consent fee on outstanding commitments through maturity. First Lien Lenders also receive additional interest in an amount equal to 1.00% per annum on unpaid Advances in the form of “PIK” interest, or at the option of the Golden Nugget, cash. The First Lien Second Amendment precludes dividends or other restricted payments, limits incurring additional debt, making investments and other cash distributions from Golden Nugget, increases the excess cash flow sweep to 75% from 50% if certain liquidity levels are reached and requires additional reporting of financial performance including cash flow reports. Certain potential defaults under the existing First Lien Credit Agreement were waived.

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

In connection with the amendments, affiliates of the Golden Nugget will provide $50.0 million in additional funds to the Golden Nugget in return for non-interest bearing subordinated notes. $20.0 million of these funds was used for operating liquidity and to pay fees and expenses associated with the amendments. $30.0 million was available to purchase second lien indebtedness at 40% of face value. At closing, approximately $62.8 million of second lien indebtedness was acquired and retired. The remaining $4.9 million balance of the $30.0 million not used to purchase second lien debt was used to repay outstanding revolver balances in January 2011. All such purchased debt was immediately retired. The Golden Nugget may also incur up to an additional $8.0 million in affiliate subordinated debt during the remaining term of the First Lien Credit Agreement to meet liquidity requirements.

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

We recorded additional pre-tax impairment charges totaling $10.3 million for the year ended December 31, 2008, to write down carrying values of property and equipment pertaining to the remaining stores included in our disposal plan.

During 2010 and 2009, we recorded impairment charges of $3.8 million and $2.9 million, respectively, to impair the leasehold improvements and equipment of several underperforming restaurants.

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

The current economic conditions in the United States have contributed to a continued difficult operating environment during 2010. Continued high unemployment, home foreclosures, volatile global economies, increasing commodity costs and other factors have impacted our customer’s level of spending on dining out, gaming, and tourism in general. Although recent trends have been more favorable, it is difficult to predict if the current economic conditions will persist, whether they will improve or deteriorate further, and the extent to which our operations will be affected.

Results of Operations

Profitability

The following table sets forth the percentage relationship to total revenues of certain operating data for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Restaurant and hospitality:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	24.3%	24.4%	25.9%
Labor	28.8%	29.0%	29.0%
Other operating expenses (1)	25.5%	23.8%	24.8%

Unit Level Profit (1)	21.4%	22.8%	20.3%

Gaming:
Revenues	100.0%	100.0%	100.0%
Casino costs	31.0%	32.7%	30.9%
Rooms costs	10.9%	10.8%	9.6%
Food and beverage costs	11.6%	11.5%	11.5%
Other operating expenses (1)	25.6%	24.9%	23.2%

Unit Level Profit (1)	20.9%	20.1%	24.8%

(1)	Excludes depreciation, amortization, general and administrative and pre-opening expenses.

Year ended December 31, 2010 Compared to the Year ended December 31, 2009

Restaurant and Hospitality

Restaurant and hospitality revenues increased $48,251,026, or 5.7%, from $843,462,026 to $891,713,052 for the year ended December 31, 2010 compared to the year ended December 31, 2009. The change in revenue is the result of the following approximate amounts: acquisition of Oceanaire and Bubba Gump—increase $43.2 million; new restaurant openings—increase $16.5 million; same store sales (restaurants open all of 2010 and 2009)—increase $6.0 million; closed or sold restaurants—decrease $20.9 million; and the remainder of the difference is attributable to the change in sales for stores not open a full comparable period or other sales. The total number of units open as of December 31, 2010 and 2009 was 210 and 174, respectively.

Cost of revenues increased $10,870,625, or 5.3%, from $205,573,220 to $216,443,845 for the year ended December 31, 2010 as compared to the prior year period primarily as a result of increased revenues. Cost of revenues as a percentage of revenues for the year ended December 31, 2010 decreased to 24.3% from 24.4% in 2009.

Labor expense increased $12,683,660, or 5.2%, from $244,294,936 to $256,978,596 for the year ended December 31, 2010 as compared to year ended December 31, 2009. Labor expenses as a percentage of revenues decreased to 28.8% for 2010 from 29.0% for 2009. The increase in labor expense was primarily associated with increased revenues.

Other operating expenses increased $26,903,084, or 13.4%, from $200,922,175 to $227,825,259 for the year ended December 31, 2010, as compared to the prior year period and such expenses increased as a percentage of revenues to 25.5% in 2010 from 23.8% in 2009. This increase primarily relates to decreased rent expense in 2009 associated with a $7.5 million lease termination payment received from a landlord, increased revenues in 2010 as compared to 2009 and increased marketing and promotion expenditures as compared to the comparable prior year period.

Gaming

Casino revenues increased $2,702,643, or 2.0%, from $133,648,248 to $136,350,891 for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase is primarily the result of increased slot and table games activity.

Room revenues increased $9,143,709, or 18.6%, from $49,195,129 to $58,338,838 for the year ended December 31, 2010 as compared to the prior year period. This increase is the result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009, partially offset by reduced average daily room rates in Las Vegas as compared to the prior year period.

Food and beverage revenues increased $2,228,938, or 5.1%, from $43,813,962 to $46,042,900 for the year ended December 31, 2010 as compared to the comparable prior year period. This increase is a result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009, as well as the temporary closure of certain outlets in the first quarter of 2009 as a cost saving measure.

Other revenues increased $679,864, or 4.4%, from $15,445,505 to $16,125,369 for the year ended December 31, 2010 primarily as a result of increased retail and pool revenues in Las Vegas associated with the opening of Rush Tower.

Casino expenses increased $1,148,522, or 1.6%, from $70,839,003 to $71,987,525 for the year ended December 31, 2010. This increase is primarily the result of increased payroll costs and promotional expenses.

Room expenses increased $1,821,499, or 7.8%, from $23,395,605 to $25,217,104 for the year ended December 31, 2010. This increase is primarily the result of additional occupied rooms associated with the opening of Rush Tower in the fourth quarter of 2009.

Food and beverage expenses increased $1,870,613, or 7.5%, from $24,987,034 to $26,857,647 for the year ended December 31, 2010. This increase is primarily attributable to increased revenues.

Other expenses increased $5,426,561, or 10.0%, from $54,059,068 to $59,485,629 for the year ended December 31, 2010 as compared to the prior year. This increase resulted primarily from increased staffing levels, maintenance, and utilities associated with the opening of Rush Tower in the fourth quarter of 2009 and increased cost of additional retail sales.

Consolidated

General and administrative expenses increased $23,693,007 or 48.1%, from $49,279,435 to $72,972,442 for the year ended December 31, 2010 and increased as a percentage of revenues to 6.5% in 2010 from 4.6% in 2009. This increase is primarily the result of fees and expenses associated with the Going Private Transaction, the recognition of $9.8 million in non cash stock based compensation from unvested restricted stock granted to our CEO canceled in connection with the Going Private Transaction, as well as fees and expenses associated with our acquisitions.

Depreciation and amortization expense increased by $5,578,957, or 7.7%, from $72,037,824 to $77,616,781 for the year ended December 31, 2010 as compared to the prior year period largely as a result of increased depreciation expense associated with the opening of Rush Tower in the fourth quarter of 2009 and the Oceanaire acquisition.

Asset impairment expense was $3,806,778 for the year ended December 31, 2010 compared with an impairment expense of $2,887,842 for the same period in 2009. We continually monitor unfavorable cash flows, if any, related to underperforming restaurants. Periodically we may conclude that certain properties have become impaired based on the existing and anticipated future economic outlook for such properties in their respective market areas. During the year ended December 31, 2010, we impaired the leasehold improvements and equipment of two underperforming restaurants. During the year ended December 31, 2009, we impaired the leasehold improvements and equipment of three underperforming restaurants.

We recorded a $1,237,856 gain on insurance claims for the year ended December 31, 2010, as insurance proceeds associated with Hurricane Ike exceeded the recorded book value of the assets which were damaged. Gains recorded in 2009 amounted to $4,850,576.

Gains on disposals of fixed assets amounted to $939,473 for 2010 as a result of gains on the disposition of two restaurant properties. Gains on disposals of fixed assets amounted to $2,098,132 for 2009 as a result of a gain on the disposition of property as well as a gain realized on the sale of a single restaurant location.

Net interest expense for the year ended December 31, 2010 decreased by $31,925,387, or 21.2%, from $150,269,413 to $118,344,026. This decrease is due to charges incurred in 2009 of $26.0 million and $9.5 million for an original issue discount and deferred loan costs, respectively, previously being amortized over the term of our 14.0% Senior Notes. The 14.0% Senior Notes were retired in the fourth quarter of 2009 when we issued our 11 5/8% Senior Secured Notes.

Other income of $25,594,852 was recorded during the year ended December 31, 2010 as compared to other income totaling $15,371,615 for the year ended December 31, 2009. The 2010 amount primarily relates to a $33.0 million gain recognized in connection with the repurchase of an aggregate $62.8 million of the Golden Nugget’s second lien debt, as well as a $5.9 million bargain purchase gain associated with the Oceanaire acquisition, partially offset by non-cash charges of $12.7 million related to interest rate swaps not considered hedges. The 2009 amount is primarily comprised of a gain of $19.4 million recognized in connection with the repurchase of an aggregate $33.2 million face amount of the Golden Nugget’s second lien debt by an unrestricted subsidiary of Landry’s. This gain was partially offset by $4.0 million in call premiums associated with refinancing our 7.5% and 9.5% senior notes.

A tax provision of $1,546,442 was recorded for the year ended December 31, 2010 compared with a benefit of $9,788,822 for the year ended December 31, 2009. The effective tax rate for 2010 was a negative 21.8% compared to 57.3% for the prior year period. The 2010 rate relates to certain non-deductible costs associated with the acquisitions of Oceanaire and Bubba Gump and stock based compensation expenses.

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

Other income of $15,371,615 was recorded during the year ended December 31, 2009 as compared to other expenses totaling $17,034,705 for the year ended December 31, 2008. The 2009 amount is primarily comprised of a gain of $19.4 million recognized in connection with the repurchase of an aggregate $33.2 million face amount of the Golden Nugget’s second lien debt by an unrestricted subsidiary of Landry’s. This gain was partially offset by $4.0 million in call premiums associated with refinancing our Previous Notes (see Liquidity and Capital Resources). The 2008 expense primarily relates to $14.3 million in non-cash charges related to interest rate swaps not considered hedges.

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

Liquidity and Capital Resources

On December 20, 2010, we completed an offering of an additional $87.0 million aggregate principal amount of 11 5/8% senior secured notes due 2015 (the “Additional Notes”) unconditionally guaranteed on a senior secured basis by all current and future domestic restricted subsidiaries of the Company (the “Guarantors”). The Additional Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act. The Additional Notes have not been and are not expected to be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration under the Securities Act.

The Additional Notes have the same terms and are governed by the same indenture as the $406.5 million aggregate principal amount of 11 5/8% senior secured notes due 2015 which were issued in a private placement which closed on November 30, 2009 (the “Initial Notes”), and which were increased by $47.0 in a private placement which closed on April 28, 2010 (collectively “the Notes”).

        The Notes will mature on December 1, 2015. Interest on the Additional Notes will accrue from December 1, 2010 at a fixed interest rate of 11 5/8% and we will pay interest twice a year, on each December 1st and June 1st, beginning June 1, 2011 for the Additional Notes. At any time prior to December 1, 2012, we may redeem up to 35% of the Notes at a redemption price of 111.625% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Additionally, on or after December 1, 2012, the Company may redeem all or a part of the Notes at a premium that will decrease over time as described in the Indenture dated November 30, 2009, as amended on April 22, 2010, July 13, 2010, December 14, 2010, and December 20, 2010 (the “Indenture”), among us, the Guarantors, Deutsche Bank Trust Company Americas, as collateral agent, and Wilmington Trust FSB, as successor trustee to Deutsche Bank Trust Company Americas. We are required to offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest, if we experiences a change in control as defined in the Indenture.

The obligations under the Notes are unconditionally guaranteed by the Guarantors, and are secured by a second lien security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors. The obligations under the Notes are also secured by a second lien pledge of the capital stock of all of the Guarantors.

The Indenture under which the Notes have been issued contains covenants that will limit our ability and the Guarantors to, among other things: incur or guarantee additional indebtedness or issue disqualified capital stock; transfer or sell assets; pay dividends or distributions, redeem subordinated indebtedness, make certain types of investments or make other restricted payments; create or incur liens; incur dividend or other payment restrictions affecting certain subsidiaries; consummate a merger, consolidation or sale of all or substantially all assets; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; engage in business other than a business that is the same or similar to the current business and reasonably related businesses; take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the Notes.

Gross proceeds from the Additional Notes of approximately $90.7 million were used to pay for the acquisition of Bubba Gump Shrimp Co. Restaurants, Inc. (“Bubba Gump”), to repay outstanding revolver balances and for general corporate purposes.

In addition, we entered into a Third Amended and Restated Credit Agreement (“Credit Facility”) with Wells Fargo Capital Finance, as the Administrative Agent, Wells Fargo Capital Finance and Jefferies Finance LLC, as Co-Lead Arrangers and Co-Bookrunners, and Wells Fargo Capital Finance and Jefferies Finance LLC as Co-Syndication Agents on December 20, 2010 to allow us to borrow $287.0 million in an aggregate principal amount, on a senior secured basis, which is comprised of (a) a 4-year $100.0 million senior secured revolving credit facility, and (b) a 4-year $187.0 million senior secured term loan facility, plus an accordion feature which will allow for up to a $50.0 million increase in the term loan based on compliance with certain covenants.

The obligations under the Credit Facility are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all assets. We may elect that the Credit Facility bear interest at a rate per annum equal to (i) LIBOR with a floor of 1.75% plus 4.5%, or (ii) the greatest of (w) 3.5%, (x) the federal funds rate plus 0.5%, (y) Base Libor Rate plus 1% and (z) the prime rate.

The obligations under the Credit Facility are unconditionally guaranteed by the Guarantors, and are secured by a first lien security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors. The obligations under the Credit Facility are also secured by a first lien pledge of the capital stock of all of the Guarantors.

The Credit Facility contains covenants that will limit our ability and the Guarantors to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of certain of the Company’s subsidiaries; enter into transactions with affiliates; sell assets or merge with other companies. The Credit Facility also requires compliance with several financial covenants, including a maximum leverage ratio, a maximum first lien leverage ratio, and a minimum fixed charge coverage ratio.

Gross proceeds from the Credit Facility were used to refinance certain of the Company’s existing indebtedness, to pay in part for the acquisition of Bubba Gump and for general corporate purposes.

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

The First Lien Second Amendment replaced the existing first lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum capital expenditure (CAPEX) covenants. In addition, consenting first lien lenders received a consent fee of 0.5% and all first lien lenders receive a 0.5% annual consent fee on outstanding commitments through maturity. First lien lenders also receive additional interest in an amount equal to 1.00% per annum on unpaid advances in the form of “PIK” interest, or at the option of Golden Nugget, cash. The First Lien Second Amendment precludes dividends or other restricted payments, limits incurring additional debt, making investments and other cash distributions from the Golden Nugget, increases the excess cash flow sweep to 75% from 50% if certain liquidity levels are reached and requires additional reporting of financial performance including cash flow reports. Certain potential defaults under the existing First Lien Credit Agreement were waived.

Concurrently with the First Lien Second Amendment, the Golden Nugget entered into Amendment No. 2 and Waiver to the Second Lien Credit Agreement (Second Lien Second Amendment) by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions parties thereto, dated June 14, 2007. The Second Lien Second Amendment replaced the existing second lien financial covenants with minimum EBITDA, minimum liquidity, minimum cage cash and maximum CAPEX covenants and waived certain potential defaults under the existing Second Lien Credit Agreement. The Second Lien Second Amendment advances the maturity date on the second lien facility from December 31, 2014 to November 2, 2014. The maturity date on our existing $4.0 million seller note was also extended to November 2, 2014 from November 2, 2010.

In connection with these amendments, affiliates of the Golden Nugget agreed to provide up to $50.0 million in additional funds to the Golden Nugget in return for non-interest bearing subordinated notes. $20.0 million of these funds was used for operating liquidity and to pay fees and expenses associated with the amendments. $25.1 million was used to purchase second lien indebtedness at 40% of face value. At closing, approximately $62.8 million of second lien indebtedness was acquired and retired at 40% of face value and accordingly, a $33.0 million gain was recognized in other income, net during the three months ended March 31, 2010. $2.1 million was used to repay outstanding revolver balances in January 2011. All such purchased debt was immediately retired. The Golden Nugget may also incur up to an additional $8.0 million in affiliate subordinated debt during the remaining term of the First Lien Credit Agreement to meet liquidity requirements.

On September 25, 2009, an unrestricted subsidiary of Landry’s completed the acquisition of $33.2 million face amount of Golden Nugget second lien term loan debt through a dutch tender and open market purchases at a weighted average cost approximating 41% of face value. In connection with the debt purchases, the unrestricted subsidiary agreed to forgive the face amount of the debt acquired and accordingly, a $19.4 million gain was recognized in other income, net during the year ended December 31, 2009.

In acquiring Bubba Gump, we assumed two loans; one related to a restaurant in Hong Kong, the other related to a restaurant in Cancun, Mexico. The Hong Kong debt is a line of credit collateralized by the assets and leasehold interests of the Hong Kong restaurant. The loan bears interest at 1.65% plus the Hong Kong Interbank Offered Rate (0.33% at December 31, 2010) and matures in July 2011. There is no additional availability at December 31, 2010. The Mexico debt is a term loan collateralized by the assets and the leasehold interests of the Cancun restaurant. The loan bears interest at 8.15%, with principal payments of $19,885 due monthly, and matures in April 2013.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedges. The swaps mirror the terms of the underlying debt and reset using the same index and terms. As of December 31, 2010, an aggregate $96.0 million in second lien term loan debt has been repurchased and retired, and as such a proportional share of the second lien swaps are no longer an effective cash flow hedge. Accordingly, a $10.3 million and $4.2 million non-cash expense associated with this portion of the swaps was recorded as other expense for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the remaining portion of these swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in accumulated other comprehensive loss at December 31, 2010 and December 31, 2009 are unrealized losses, net of income taxes, totaling $25.4 million and $27.0 million, respectively, related to these hedges. The interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash expense of approximately $2.4 million and $14.3 million was recorded for the years ended December 31, 2010 and 2008, respectively, whereas a non-cash gain of approximately $5.4 million was recorded for the year ended December 31, 2009. The impact of these interest rate swaps, including those not designated as hedges, was an increase to interest expense of $25.8 million, $24.1 million and $10.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense included $11.5 million, $7.4 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to swaps not designated as hedges.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. In addition, the Golden Nugget debt agreement required a parent contribution if the leverage ratio, as defined, fell below a predetermined level through December 31, 2009. As a result of reduced operating results combined with additional borrowings for construction of the new tower, we contributed approximately $25.0 million in cash to the Golden Nugget in 2009. As of December 31, 2010, we were in compliance with all such covenants and the restaurant group had approximately $21.0 million in letters of credit outstanding and an available borrowing capacity of approximately $73.3 million, while the Golden Nugget had approximately $2.4 million in letters of credit outstanding and an available borrowing capacity of approximately $1.4 million.

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

Working capital decreased from $13.3 million as of December 31, 2009 to negative $86.3 million as of December 31, 2010. This decrease is primarily due to the decrease in cash resulting from the Going Private Transaction and the acquisitions of Oceanaire and Bubba Gump. Cash flow to fund future operations, new restaurant development and acquisitions will be generated from operations, available capacity under our credit facilities and additional financing, if appropriate.

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

In 2010, we incurred $50.9 million for capital expenditures including $2.2 million in accounts payable at December 31, 2010 and excluding $17.2 million in accounts payable at December 31, 2009. In 2011, we expect to incur approximately $67.0 million in capital expenditures.

Contractual Obligations and Off Balance Sheet Arrangements

As of December 31, 2010, we had contractual obligations as described below. These obligations are expected to be funded primarily through cash on hand, cash flow from operations, working capital, the Credit Facility and additional financing sources in the normal course of business operations. Our obligations include off balance sheet arrangements whereby the liabilities associated with non-cancelable operating leases, unconditional purchase obligations and standby letters of credit are not fully reflected in our balance sheets.

Contractual Obligations	2011	2012-2013	2014-2015	2016+	Total
Long term debt and interest payments	$141,311,209	$247,984,245	$1,232,061,296	$—	$1,621,356,750
Operating leases	42,428,914	75,068,000	67,943,398	239,655,421	425,095,733
Unconditional purchase obligations	67,895,930	4,108,719	469,262	—	72,473,911
Liability for uncertain tax positions (1)	—	—	—	—	15,302,424
Other long term obligations	29,341,781	—	—	—	29,341,781

Total cash obligations	$280,977,834	$327,160,964	$1,300,473,956	$239,655,421	$2,163,570,599

Other Commercial Commitments
Line of credit	$—	$41,218,414	$5,695,020	$—	$46,913,434
Standby letters of credit	23,351,466	—	—	—	23,351,466

Total commercial commitments	23,351,466	41,218,414	5,695,020	—	70,264,900

Total	$304,329,300	$368,379,378	$1,306,168,976	$239,655,421	$2,233,835,499

(1)	These liabilities appear in total only as we are unable to reasonably predict the timing of settlement of such liabilities.

In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future defaults under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $52.3 million as of December 31, 2010. We have recorded a liability of $0.8 million with respect to these obligations, where we believe it is probable that we will make future cash payments. We believe the remaining obligations will be met by the third party.

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

We own and operate approximately 210 properties and periodically we expect to experience unanticipated individual unit deterioration in revenues and profitability, on a short-term and occasionally longer-term basis. When such events occur and we determine that the associated assets are impaired, we will record an asset impairment expense in the quarter such determination is made. Due to our average restaurant net investment cost, such amounts could be significant when and if they occur. However, such asset impairment expense does not affect our financial liquidity, and is usually excluded from many valuation model calculations.

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

In April 2010, the FASB issued ASU No. 2010-16, “Accruals for Casino Jackpot Liabilities”, which clarifies when a casino entity is required to accrue a jackpot liability. ASU No. 2010-16 will be effective for fiscal years beginning on or after December 15, 2010, with early adoption permitted. Adoption of this guidance will reduce jackpot liabilities by approximately $1.0 million in 2011.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350).” This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2010. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” This ASU specifies that if a company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Effective January 1, 2011, the Company will adopt this ASU and include all required disclosures in the notes to its consolidated financial statements.

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

Interest Rate Risk

Total debt at December 31, 2010 included $233.4 million of floating-rate debt attributed to borrowings at an average interest rate of 5.87%. As a result, our annual interest cost in 2011 will fluctuate based on short-term interest rates.

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

The impact on annual cash flow of a ten percent change in the floating-rate (approximately 0.6%) would be approximately $1.4 million annually based on the floating-rate debt and other obligations outstanding at December 31, 2010; however, there are no assurances that possible rate changes would be limited to such amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedule is set forth commencing on page 56.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on any accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Grant Thornton LLP has issued a report on the effectiveness of internal control over financial reporting, which is included on page 50 of this report.

Changes in Internal Control over Financial Reporting

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of the year ended December 31, 2010 in previously filed reports on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is set forth with respect to our Directors:

Name	Age	Positions	Director Since	Term Expires
Tilman J. Fertitta (2)	53	President, Chief Executive Officer and Director	1993	2011
Steven L. Scheinthal (2)	49	Executive Vice President and General Counsel, Secretary and Director	1993	2011
Kenneth Brimmer (1)	55	Director	2004	2011
Michael S. Chadwick (1)	59	Director	2001	2011
Richard H. Liem	57	Executive Vice President, Chief Financial Officer and Director	2009	2011
Joe Max Taylor (1)	78	Director	1993	2011

(1)	Member of Audit Committee
(2)	Member of Executive Committee

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

Mr. Scheinthal has served as our Executive Vice President or Vice President of Administration, General Counsel and Secretary since September 1992. He devotes a substantial amount of time to lease and contract negotiations and is primarily responsible for our compliance with all federal, state and local ordinances. This experience provides the Board with valuable insight, skills and perspective. Prior to joining us, he was a partner in the law firm of Stumpf & Falgout in Houston, Texas. Mr. Scheinthal represented us for approximately five years before becoming part of our company. He has been licensed to practice law in the state of Texas since 1984.

Mr. Brimmer is the CEO and Chairman of the Board of STEN Corporation. Mr. Brimmer has been CEO of STEN Corporation since October 2003 and has been a director of STEN Corporation since February 1998. Mr. Brimmer has also been Chief Manager of Brimmer Company, LLC. a private investment company since December 2001. From April 2000 until June 2003, he served as Chairman and Director of Active IQ Technologies, Inc. and was CEO from April 2000 until December 2001. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception in 1995 until April 2000. Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from 1990 until April 1997. Mr. Brimmer also is a director and serves on both the Audit and Compensation Committees of Hypertension Diagnostics, Inc. He has a degree in accounting and worked as a CPA in the audit division of Arthur Andersen & Co. from 1977 through 1981. Mr. Brimmer was elected to our Board of Directors in 2004. Mr. Brimmer’s extensive restaurant and casino background, as well as his leadership abilities bring valuable skill and experience to our Board.

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

Mr. Liem serves as Executive Vice President and Chief Financial Officer and has served as Senior Vice President of Finance since June 2004. He started with us in 1999 as the Vice President of Accounting and Corporate Controller. Mr. Liem joined us from Carrols Corporation, a restaurant company located in Syracuse, NY, where he was the Vice President of Financial Operations from 1994 to 1999. He was with the audit division of Price Waterhouse, L.L.P. from 1983 to 1994. Mr. Liem is a certified public accountant. Mr. Liem’s accounting experience is valuable to the Board’s discussion of these issues.

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

EXECUTIVE OFFICERS

In addition to Messrs. Fertitta, Scheinthal and Liem, for which information is provided above, the following persons are executive officers:

Name	Age	Position	Officer Since
Jeffrey L. Cantwell	46	Senior Vice President of Development	2006
K. Kelly Roberts	52	Chief Administration Officer—Hospitality and Gaming Division	2007

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock. We believe, based solely on a review of the copies of such reports furnished to us and on representations from our existing directors and executive officers, that all existing directors and executive officers and holders of more than 10% of our common stock subject to the reporting requirements of Section 16(a) have filed on a timely basis all reports required during, or with respect to, the year ended December 31, 2010.

Board Leadership and its Roles in Risk Management

We are led by Mr. Fertitta. Mr. Fertitta has served as our Chairman and Chief Executive Officer since 1993. Our non-management directors meet regularly in executive session. Mr. Fertitta, as our CEO and sole stockholder, has a working knowledge of our day-to-day operations and issues that face us. As such, our Board believes that Mr. Fertitta is the best person to lead and guide the Board of Directors. We therefore believe this leadership structure, with a combined Chairman/CEO position and experienced independent directors, benefits us by providing a strong, unified leadership for our management team and Board and is the optimal structure for us.

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

Codes of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our Directors, officers and other employees. The Code is posted under the Corporate Governance portion of the Investor Relations section on our website at www.LandrysRestaurants.com and is available to any security holder upon request. We have also adopted a Code of Ethics Statement by the CEO and senior financial officers, which is filed with the SEC as an exhibit to our 2003 Annual Report on Form 10-K. If there are any changes or waivers of the Code of Business Conduct and Ethics which applies to the CEO and senior financial officers, we will disclose it on our website in the same location. Our Code of Business Conduct and Ethics or Code of Ethics Statement can also be obtained free of charge by directing a written request to Steven L. Scheinthal, Secretary, Landry’s Restaurants, Inc., 1510 West Loop South, Houston, Texas, 77027.

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

Our Board of Directors has affirmatively determined that the following majority of directors—Kenneth Brimmer, Michael S. Chadwick and Joe Max Taylor—qualified as independent directors.

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

Controlled Company Exemption

Prior to the Going Private Transaction, our Board of Directors determined that the Company was a “Controlled Company” as defined by the New York Stock Exchange (“NYSE”) rules because Mr. Tilman J. Fertitta held more than 50% of our voting power. As a result, we did not require a majority of directors serving on our Board of Directors be composed of independent directors, and we no longer maintain a Nominating Committee and Compensation Committee. We still maintain an independent Audit Committee in order to fully satisfy the rules of the SEC.

COMMITTEES OF THE BOARD OF DIRECTORS

We have an Executive Committee, an Audit Committee and a Governance Committee. We have reviewed our Committee structures in order to fully satisfy the existing rules of the SEC and believe that they satisfy all of such rules. A copy of the Audit Committee Charter is available under the Corporate Governance portion of the Investor Relations section of our website at www.LandrysRestaurants.com.

There was four meetings of the Audit Committee and thirteen meetings of the Company’s Board of Directors held during 2010. All of the current Board members attended 100% of the meetings of the Board and of the committees of the Board on which they were members.

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

Nomination Process

Tilman J. Fertitta, through wholly owned affiliates, owns 100% of our company. As a result, he controls the nomination of our Board of Directors.

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

Objectives of Our Compensation Program. Our business strategy is to develop and operate a diversified restaurant, hospitality and entertainment company offering customers unique dining, leisure and entertainment experiences. We believe that this strategy creates a loyal customer base, generates a high level of repeat business. Our compensation program is designed to attract, retain and motivate employees in order to effectively execute our business strategy.

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

Elements of Our Compensation Program and Why We Pay Each Element. The Board believes that the compensation packages for executive officers should consist of the following components:

•	base salary;

•	discretionary annual incentive bonus;

•	deferred compensation;

•	perquisites; and

•	broad-based employee benefits.

We pay base salary in order to recognize each executive officer’s unique value and historical contributions to our success in light of salary norms in the industry and the general marketplace, to match competitors for executive talent, to provide executives with regularly-paid income, and to reflect position and level of responsibility.

We may include an annual cash bonus as part of our compensation program because we believe this element of compensation helps to motivate management to achieve key corporate objectives by rewarding the achievement of these objectives. We may also provide an annual cash bonus in order to be competitive from a total remuneration standpoint.

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

The Board considers multiple factors when it determines the amount of total direct compensation (the sum of base salary and discretionary incentive bonus) to award to executive officers each year. Among these factors are:

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

In addition, the CEO recommends to the Board annual pay increases and annual bonus amounts, if any. To assist it in carrying out its responsibilities, the Board may also receive reports and recommendations from outside compensation consultants, and may consult with its own legal, accounting or other advisors. However, to date the Board has not used independent legal or accounting advisors. The Board has the sole authority, to the extent deemed necessary and appropriate, to retain and terminate any compensation consultants, outside counsel or other advisors, including having the sole authority to approve the firm’s or advisor’s fees and other retention. During 2010, the Board did not retain a compensation consultant.

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

The base salary for our CEO was established in an employment agreement we entered into with him in 2003 which was renewed in 2008. The initial base salary under the employment contract was based on a previous report prepared by Pearl Meyer & Partners (an independent compensation consultant) and factors taken into account in determining the CEO’s base salary were his leadership position with the Company, his level of responsibility and the integral, dynamic role he plays in guiding the Company. Since 2003, his base salary has increased based primarily on cost of living increases as well as the other factors set forth under “Base Salary” above. The CEO’s base salary was $1,500,000 for 2010. The CEO has not had an increase in his base salary in four years.

The Board discusses the executive officers’ base salaries with the CEO, who presents his suggestions for adjustment, if necessary. For 2010, the base salaries of the executive officers named in the Summary Compensation Table, whom we sometimes refer to as the “named executive officers,” were the same as was paid to the named executive officers in 2008, subject to a nominal cost of living increase. In addition, the Board has the discretion to periodically approve additional salary adjustments it feels are warranted based on general compensation changes within the industry, individual performance or significant changes in duties and responsibilities and input from the CEO.

Discretionary Annual Bonus. Executive officers, senior management and other personnel have the potential to receive a significant portion of their annual cash compensation as a cash bonus. Annual bonuses are generally granted based on each executive officer’s base salary, tenure, individual performance and our financial and market performance. The Board does not establish any particular guidelines or financial measures. Rather, the Board prefers to make a subjective determination after considering all measures collectively but bases much of its determination upon input from the CEO. The Board approves each annual bonus, if any. Typically, bonuses are awarded for prior year results in the following year, when actual results for the entire year are known. Bonuses, if any, paid after the Going Private Transaction are not reflected in the Summary Compensation Table.

When considering whether to award bonuses in 2010, in addition to the above factors, the Board in particular considered the executive officers’ continued performance and outstanding contribution with respect to the Company’s financial performance in 2009.

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

COMPENSATION REPORT

The Board of Directors oversees our executive compensation program in a manner that serves our interests and those of our shareholder. Our management has prepared the Compensation Discussion and Analysis of the compensation program for named executive officers. The Board has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2010 with our management. Based on this review and discussion, the Board approved the inclusion of this Compensation Discussion and Analysis in this Form 10-K for filing with the SEC.

Board of Directors

Tilman J. Fertitta, Chair

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth in summary, compensation paid by us and our subsidiaries for the years ended December 31, 2010, 2009 and 2008 to our CEO, CFO and our other most highly compensated executive officers whose cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen- sation ($)(1)	Total ($)
Tilman J. Fertitta, President and Chief Executive Officer	2010 2009 2008	1,500,000 1,500,000 1,500,000	— — —	— — —	— — —	726,924 1,458,974 2,061,238	2,226,924 2,958,974 3,561,238

Richard H. Liem, Executive Vice President and Chief Financial Officer	2010 2009 2008	332,077 308,654 308,654	— — —	— — —	— — —	28,365 28,365 44,865	360,442 337,019 353,519

Steven L. Scheinthal, Executive Vice President, Secretary and General Counsel	2010 2009 2008	399,027 375,950 375,950	— — —	— — —	— — —	43,258 52,240 75,578	442,285 428,190 451,528

Jeffrey L. Cantwell, Senior Vice President of Development	2010 2009 2008	264,336 257,214 257,214	100,000 100,000 —	— — —	— — —	21,185 14,935 23,196	385,521 372,149 280,410

K. Kelly Roberts, Chief Administration Officer— Hospitality and Gaming Division	2010 2009 2008	222,040 216,058 216,058	100,000 100,000 —	— — —	— — —	27,115 12,115 19,526	349,155 328,173 235,584

(1)	See the 2010 All Other Compensation table below for additional information.

2010 All Other Compensation

The following table describes each component of the All Other Compensation column in the Summary Compensation Table. All numbers are in dollars.

Name of Executive	Deferred Compensation (1)	Life Insurance Premiums (2)	Personal Use of Corporate Aircraft (3)	Auto Expense (4)	Use of Company Personnel (5)	Security (6)	Other (7)
Tilman J. Fertitta	$—	$314,535	$62,650	—	$26,250	$249,605	$73,884

Richard H. Liem	$—	$4,365	—	$24,000	—	—	$—

Steven L. Scheinthal	$—	$22,350	—	$17,708	—	—	$3,200

Jeffery L. Cantwell	$6,250	$2,935	—	$12,000	—	—	$—

K. Kelly Roberts	$15,000	$3,115	—	$9,000	—	—	$—

(1)	This column reports our contribution under our deferred compensation plan.
(2)	This column reports the dollar value of any life insurance premium paid by the Company on behalf of the named executive officers.

(3)	This column includes the incremental cost for the executive officer’s personal use of our aircraft. The calculation includes the variable costs incurred as a result of personal flight activity such as: trip related maintenance, aircraft fuel, satellite communications, landing fees and any travel expenses for the flight crew. It excludes non-variable costs, such as hangar expense, ongoing maintenance, purchase and lease costs of the aircraft, exterior paint, interior refurbishment and regularly scheduled inspections, which would have been incurred regardless of whether there was any personal use of aircraft. The incremental cost incurred by us has been determined to be approximately $2,100 per flight hour based on the foregoing incremental costs. On certain occasions when Mr. Fertitta is traveling for business purposes family members will travel with him and there is no incremental cost to the Company.
(4)	This column reports the incremental cost to the Company for automobile expenses for the named executive officers. Although Mr. Fertitta’s employment agreement provides that the Company is to furnish him with an automobile, he did not have a Company car, and the Company did not pay any automobile related expenses on his behalf.
(5)	Represents the incremental cost to the Company with respect to use of Company personnel provided to Mr. Fertitta under his employment agreement.
(6)	This column reports the actual cost of providing security services to Mr. Fertitta as provided for in his employment agreement. Under our executive security program, Mr. Fertitta has been provided security services, including home security systems and monitoring and personal security services. We provide these security services for our benefit and consider the related expenses to be appropriate business expenses.
(7)	This column reports the total amount of other benefits provided, none of which individually exceeded the greater of $25,000 or 10% of the total amount of these benefits for the named executive (except as otherwise described herein). With respect to Mr. Fertitta, these amounts represent, among other things: (a) supplemental medical reimbursement, (b) dockage fees, (c) membership fees and dues for country clubs and (d) administrative support services and financial service fees for tax preparation, estate planning and legal or financial advice to which Mr. Fertitta is entitled under his employment agreement. “All Other Compensation” does not include contributions and matching contributions to charities in accordance with Mr. Fertitta’s employment agreement.

GRANTS OF PLAN-BASED AWARDS

There were no equity or stock option grants in 2010 to any of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010

We are a privately held company. No equity awards were outstanding at our fiscal year end on December 31, 2010.

OPTION EXERCISES AND STOCK VESTED 2010

The following table contains information with respect to the options exercised by the executive officers named above during the fiscal year ended December 31, 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Tilman J. Fertitta	—	—	—	—
Richard H. Liem	—	—	6,000	147,000
Steven L. Scheinthal	—	—	8,000	195,120
Jeffery L. Cantwell	—	—	1,714	39,720
K. Kelly Roberts	5,000	43,500	1,713	41,968

(1)	Reflects the difference between the market value of the shares at the exercise date and the option exercise price multiplied by the number of shares acquired on exercise.

NON-QUALIFIED DEFERRED COMPENSATION

The following table contains information with respect to the non-qualified deferred compensation plan by the executive officers named above during the fiscal year ended December 31, 2010.

Name	Executive Contributions in 2010 ($) (1)	Aggregate Earnings in 2010 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2010 ($) (2)
Tilman J. Fertitta	—	8,025	10,082	58,287
Richard H. Liem	—	36,961	—	278,888
Steven L. Scheinthal	—	6,729	57,246	42,122
Jeffrey L. Cantwell	6,250	8,313	—	72,799
K. Kelly Roberts	38,738	19,366	—	164,234

(1)	Amounts in the “Executive Contributions in 2010” column are included in the “Salary” or “Bonus” column in Summary Compensation Table, as applicable.
(2)	All amounts shown were previously reported as compensation to each executive officer in the Summary Compensation Table for previous years, except Mr. Roberts who was not listed in the Summary Compensation Table prior to 2006. Total contributions to him prior to 2006 were $20,720.

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

We have hired Clark Consulting to help manage the deferred compensation plan. Clark Consulting has set up an investment vehicle, similar to our 401(k) plan offered to non-executives. The deferred compensation plan allows the participants to allocate and/or reallocate the balance in their account daily among available measurement funds. Therefore, the annual earnings will be dependant upon the portfolio selections made by each participant. During 2010, there was a selection of 14 measurement funds available with a combined average return of 14.29%. During 2010, the best performing fund was Fidelity VIP Mid Cap Fund with an annual return of 28.57%. The worst performing fund in 2010 was the Janus Aspen Forty Institutional Fund with an annual return of 6.75%. The Maxim Money Market had a return of 0.00%.

We have the discretion to make matching contributions to a participant’s account. In 2010, we made a matching contribution totaling $158,603.35.

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

Mr. Fertitta owns 100% of the Company and all equity plans were terminated in connection with the Going Private Transaction. As a result, the change of control provision in his contract are no longer applicable. Moreover, no payments are due to any other executive upon a sale or change of control of the Company.

COMPENSATION OF DIRECTORS 2010

Our Directors who are not executive officers received Director’s fees of $36,000 for 2010, plus the expenses incurred by them on our behalf. Non-employee directors also receive $1,000 for each Audit Committee meeting attended. In addition, Messrs. Chadwick (Chairman) and Brimmer served on our Special Committee to review and consider Mr. Fertitta’s going private offer that was made in 2009 and were paid $60,000 each, for their service in 2010. In addition, Mr. Taylor earned compensation for serving on the Governance Committee. None of the directors have any perquisites over $10,000.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael S. Chadwick	98,000	—	—	—	98,000
Joe Max Taylor	78,000	—	—	—	78,000
Kenneth Brimmer	98,000	—	—	—	98,000

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Prior to the Going Private Transaction, we were a Controlled Company as such term is defined under the rules of the NYSE and no longer had a compensation committee and our Board of Directors was responsible for establishing executive compensation. None of our executive officers served as a director of another corporation whose executive officers served on our Board of Directors. None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire Board of Directors) of another corporation whose executive officers served as one of our Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The following table sets forth, as of March 15, 2011, certain information regarding the beneficial ownership of our common stock by (a) each person we know to own beneficially more than five percent of the outstanding shares of our common stock, (b) each of our directors, (c) each executive officer named in the Summary Compensation Table below, and (d) all of our executive officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. As of March 15, 2011, there were 1,000 shares of common stock outstanding. The address of each of Messrs. Fertitta, Scheinthal, Liem, Chadwick, Taylor, Brimmer, Cantwell and Roberts is 1510 West Loop South, Houston, Texas 77027.

Name of Beneficial Owner	Shares Beneficially Owned
	Number	Percent
Executive Officers and Directors
Tilman J. Fertitta (1)	1,000	100%
Richard H. Liem	—	—
Steven L. Scheinthal	—	—
Jeffrey L. Cantwell	—	—
Kenneth Brimmer	—	—
Michael S. Chadwick	—	—
Joe Max Taylor	—	—
K. Kelly Roberts	—	—
All executive officers and directors as a group (8 persons) (8)	1,000	100%

(1)	Fertitta Group, Inc. (“FGI”) owns 100% of the Company. Landry’s Holdings, Inc. (“LHI”) owns 100% of FGI. Fertitta Entertainment, Inc. (“FEI”) owns 100% of LHI. Tilman J. Fertitta owns 100% of FHI.

Equity Compensation Plan Information

As a result of the Going Private Transaction, there are no equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In 1999, we entered into a ground lease with 610 Loop Venture, LLC, a company wholly owned by our Chairman and Chief Executive Officer, on land owned by us adjacent to our corporate headquarters. Under the terms of the ground lease, 610 Loop Venture pays us base rent of $12,000 per month plus pro-rata real property taxes and insurance. 610 Loop Venture also has the option to purchase certain property based upon a contractual agreement. In 2009, 610 Loop Venture exercised its purchase options and acquired the land from us for approximately $1.8 million.

In 2002, we entered into an $8,000 per month, 20 year, with option renewals, ground lease agreement with Fertitta Hospitality for a new Rainforest Cafe on prime waterfront land in Galveston, Texas. The annual rent is equal to the greater of the base rent or percentage rent up to six percent, plus taxes and insurance. In 2010, 2009 and 2008, we paid base and percentage rent aggregating $492,000, $434,000 and $561,000, respectively.

As permitted by the employment contract between us and the Chief Executive Officer, charitable contributions were made by us to a charitable Foundation that the Chief Executive Officer served as Trustee in the amount of $125,000, $130,000 and $98,000 in 2010, 2009, and 2008, respectively. The contributions were made in addition to the normal salary and bonus permitted under the employment contract.

We, on a routine basis, hold or host promotional events, training seminars and conferences for our personnel. In connection therewith, we incurred in 2010, 2009 and 2008 expenses in the amount of $38,389, $20,850 and $29,000, respectively, at resort hotel properties owned by our Chief Executive Officer and managed by us.

Landry’s and Fertitta Hospitality jointly sponsored events and promotional activities in 2010, 2009 and 2008 which resulted in shared costs and use of our personnel or Fertitta Hospitality employees and assets.

In December 2010, we entered into an agreement to manage 37 Claim Jumper restaurants acquired by Fertitta Entertainment, Inc. for a management fee of $458,333 per month.

In December 2010, we made a $500,000 deposit and entered into a three year triple net operating lease agreement with Fertitta Entertainment, Inc. with rental payments of $138,000 per month. In addition, we agreed to share in the costs of certain improvements to the asset of approximately $2.1 million.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable than might have been obtained from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

REPORT OF THE AUDIT COMMITTEE

FOR THE YEAR ENDED DECEMBER 31, 2010

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

In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2010, and matters related to Section 404 of the Sarbanes-Oxley Act of 2002 with the Company’s management and representatives of GT. The Audit Committee discussed with GT the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, the Audit Committee discussed with GT their independence from the Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board (“PCAOB”) Rule 3526, Communication with Audit Committees Concerning Independence, and has received from GT the written disclosure required by the PCAOB.

Based on the reviews and discussions described above, the Audit Committee has recommended to the Company’s Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Audit Committee

Michael S. Chadwick, Chairman
Kenneth Brimmer
Joe Max Taylor

Audit Fees

During the years ended December 31, 2010 and December 31, 2009 the aggregate fees billed by GT for the audit of the Company’s financial statements and for such year and for the reviews of the Company’s interim financial statements were $996,951 and $950,547, respectively.

Audit-Related Fees

The Company paid Audit-Related Fees for the fiscal year ended December 31, 2010 to GT in the amount of $125,697. The Company paid Audit-Related Fees for the fiscal year ended December 31, 2009 to GT in the amount of $295,025.

Tax Fees

The Company did not pay any fees for professional services rendered by GT for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 or 2009.

All Other Fees

The Company did not pay any fees for services rendered by GT not reportable as Audit Fees, Audit-Related Fees or Tax Fees for the fiscal years, ended December 31, 2010 or 2009.

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

All of the services provided by the Company’s independent registered public accounting firm during 2010 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are set forth herein commencing on page 50:

—Reports of Independent Registered Public Accounting Firm

—Consolidated Balance Sheets as of December 31, 2010 and 2009

—Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

—Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

—Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

—Notes to Consolidated Financial Statements

2.	Financial Statement Schedules—Not applicable.

(b)	Exhibits

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino (incorporated by reference to Exhibit 2.1 of the Company’s
Form 10-K for the year ended December 31, 2004, File No. 000-22150).

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

3.6	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed on December 28, 2007, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

Exhibit No.	Exhibit

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.20	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

Exhibit No.	Exhibit

10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2005, File No. 001-15531).

10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2005, File No. 001-15531).

10.33	T-Rex Cafe, Inc. Stockholders Agreement (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2006, File No. 001-15531).

10.34	Stock Purchase Agreement By and Among JCS Holdings, LLC, LSRI Holdings, Inc and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2006, File No. 001-15531).

10.35	First Supplemental Indenture, dated as of October 29, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.36	Second Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.37	Indenture, dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. as issuer, The Subsidiary Guarantors, as Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.38	First Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.39	First Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, File No. 001-15531).

10.40	Second Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, File No. 001-15531).

10.41	Contract Agreement dated as of April 7, 2008 between Golden Nugget, Inc. and The Penta Building Group, Inc., General Corporation. (incorporated by reference to Exhibit 14.41 of the Company’s Form 10-K for the year ended December 31, 2008, File No. 001-15531).

10.42	Agreement and Plan of Merger among Fertitta Holdings, Inc., Fertitta, Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of June 16, 2008 (incorporated by reference to Exhibit 2 on the Company’s Form 8-K filing on June 17, 2008, File No. 001-15531).

10.43	First Amendment to Agreement and Plan of Merger dated as of October 18, 2008 by and among Fertitta Holdings, Inc, Fertitta Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 2 on the Company’s Form 8-K filing on October 20, 2008, File No. 001-15531).

Exhibit No.	Exhibit

10.44	Credit Agreement by and among Landry’s Restaurants, Inc. and Wells Fargo, Foothill, LLC, Wells Fargo Foothill, LLC and Jefferies Finance, LLC dated as of December 22, 2008 (incorporated by reference to Exhibit 10 of the Company’s Form 8-K filing dated December 24, 2008, File No. 001-15531).

10.45	14% Senior Secured Notes due 2011 Purchase Agreement dated February 4, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.4 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.46	14% Senior Secured Notes due 2011 Registration Rights Agreement dated February 13, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.47	Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Foothill, LLC and Jefferies Finance LLC dated as of February 13, 2009 (incorporated by reference to Exhibit 10.3 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.48	Indenture to the 14% Senior Secured Notes Due 2011 dated as of February 13, 2009 among Landry’s Restaurants, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.49	Termination of Agreement and Plan of Merger dated as of January 11, 2009 by and among Fertitta Holdings, Inc., Fertitta Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filing on January 1, 2009, File No. 001-15531).

10.50	Amendment No. 1 to First Lien Credit Agreement dated August 10, 2009 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto (incorporated by reference to Exhibit 10.50 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.51	Amendment No. 1 and Consent to Second Lien Credit Agreement dated August 10, 2009 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto (incorporated by reference to Exhibit 10.51 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.52	Agreement and Plan of Merger among Fertitta Group, Inc. and Fertitta Merger Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of November 3, 2009 (incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K filing on November 3, 2009, File No. 001-15531).

10.53	Second Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Foothill, LLC and Jefferies Finance LLC dated as of November 30, 2009 (incorporated by reference to Exhibit 10.53 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.54	Indenture to the 11 5/8% Senior Secured Notes Due 2015 dated as of November 30, 2009 among Landry’s Restaurants, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement in Form S-4 filing on February 12, 2010, File No. 333-164887).

10.55	11 5/8% Senior Secured Notes Due 2015 Registration Rights Agreement dated November 30, 2009 by and among Landry’s Restaurants, Inc, Jefferies & Company, Inc., UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Rights Agreement in Form S-4 filing on February 12, 2010, File No. 333-164887).

10.56	11 5/8% Senior Secured Notes Due 2015 Purchase Agreement dated November 17, 2009 by and among Landry’s Restaurants, Inc, Jefferies & Company, Inc., UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.56 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.57	Amendment No. 2 and Waiver to First Lien Credit Agreement dated February 17, 2010 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto (incorporated by reference to Exhibit 10.57 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.58	Amendment No. 2 and Waiver to Second Lien Credit Agreement dated February 17, 2010 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto (incorporated by reference to Exhibit 10.58 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.59	First Amendment to Agreement and Plan of Merger among Fertitta Group, Inc. and Fertitta Merger Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of November 3, 2009 (incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K filing on May 27, 2010, File No. 001-15531).

10.60	Second Amendment to Agreement and Plan of Merger among Fertitta Group, Inc. and Fertitta Merger Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of November 3, 2009 (incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K filing on June 20, 2010, File No. 001-15531).

10.61	Third Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Capital Finance, LLC as Agent dated as of December 20, 2010 (incorporated by reference on the Company’s Form 8-K filing on December 21, 2010, File No. 001-15531).

Exhibit No.	Exhibit

*12.1	Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(b)

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Landry’s Restaurants, Inc.

We have audited Landry’s Restaurants, Inc.’s (a Delaware holding company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landry’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Landry’s Restaurants, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Landry’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landry’s Restaurants, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion.

/s/    Grant Thornton LLP

Houston, Texas

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Landry’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Landry’s Restaurants, Inc.’s (a Delaware holding company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landry’s Restaurants, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landry’s Restaurants, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion.

/s/    Grant Thornton LLP

Houston, Texas

March 16, 2011

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,683,431	$71,584,322
Restricted cash	—	73,076,532
Accounts receivable—trade and other, net	31,355,757	28,730,944
Inventories	35,562,454	27,558,494
Deferred taxes	25,390,192	15,658,214
Assets related to discontinued operations	1,958,693	2,960,514
Other current assets	14,226,652	13,364,757

Total current assets	131,177,179	232,933,777

PROPERTY AND EQUIPMENT, net	1,383,676,618	1,334,334,637
GOODWILL	56,709,747	18,527,547
OTHER INTANGIBLE ASSETS, net	44,950,873	38,719,325
OTHER ASSETS, net	80,330,492	75,552,531

Total assets	$1,696,844,909	$1,700,067,817

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,772,050	$64,320,097
Accrued liabilities	142,828,130	122,275,958
Income taxes payable	194,877	—
Current portion of long-term notes and other obligations	15,526,853	30,181,424
Liabilities related to discontinued operations	1,105,869	2,850,225

Total current liabilities	217,427,779	219,627,704

LONG-TERM NOTES, NET OF CURRENT PORTION	1,166,233,783	1,064,758,656
OTHER LIABILITIES	120,199,088	103,808,585

Total liabilities	1,503,860,650	1,388,194,945

COMMITMENTS AND CONTINGENCIES:
Redeemable noncontrolling interest	11,341,783	10,318,386
STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized, 1,000 and 16,237,851 shares issued and outstanding, respectively	10	162,379
Additional paid-in capital	115,342,961	227,386,478
Retained earnings	90,145,647	99,998,441
Accumulated other comprehensive loss	(25,381,704)	(26,992,812)

Total stockholder’s equity	180,106,914	300,554,486

Noncontrolling interests	1,535,562	1,000,000

Total Equity	181,642,476	301,554,486

Total liabilities and stockholder’s equity	$1,696,844,909	$1,700,067,817

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
REVENUES
Restaurant and hospitality	$891,713,052	$843,462,026	$890,605,419
Gaming:
Casino	136,350,891	133,648,248	152,965,231
Rooms	58,338,838	49,195,129	63,230,271
Food and beverage	46,042,900	43,813,962	47,734,759
Other	16,125,369	15,445,505	14,370,107
Promotional allowances	(24,773,656)	(25,330,409)	(25,016,953)

Net gaming revenue	232,084,342	216,772,435	253,283,415

Total revenue	1,123,797,394	1,060,234,461	1,143,888,834

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	216,443,845	205,573,220	230,519,183
Labor	256,978,596	244,294,936	258,445,355
Other operating expenses	227,825,259	200,922,175	220,441,086
Gaming:
Casino	71,987,525	70,839,003	78,259,949
Rooms	25,217,104	23,395,605	24,194,522
Food and beverage	26,857,647	24,987,034	29,112,315
Other	59,485,629	54,059,068	58,893,485
General and administrative expense	72,972,442	49,279,435	51,294,426
Depreciation and amortization	77,616,781	72,037,824	70,291,482
Asset impairment expense	3,806,778	2,887,842	2,408,625
Gain on insurance claims	(1,237,856)	(4,850,576)	—
Loss (gain) on disposal of assets	(939,473)	(2,098,132)	(58,580)
Pre-opening expenses	1,132,358	1,095,008	2,266,004

Total operating costs and expenses	1,038,146,635	942,422,442	1,026,067,852

OPERATING INCOME	85,650,759	117,812,019	117,820,982
OTHER EXPENSE (INCOME):
Interest expense, net	118,344,026	150,269,413	79,817,334
Other, net	(25,594,852)	(15,371,615)	17,034,705

Total other expense	92,749,174	134,897,798	96,852,039

Income (loss) from continuing operations before income taxes	(7,098,415)	(17,085,779)	20,968,943
Provision (benefit) for income taxes	1,546,442	(9,788,822)	7,226,574

Income (loss) from continuing operations	(8,644,857)	(7,296,957)	13,742,369
Income (loss) from discontinued operations, net of taxes	(140,733)	(205,966)	(10,569,067)

Net income (loss)	(8,785,590)	(7,502,923)	3,173,302
Less: Net income attributable to noncontrolling interests	1,023,397	1,009,572	265,115

Net income (loss) attributable to Landry’s	(9,808,987)	(8,512,495)	2,908,187
Less: Accretion of redeemable noncontrolling interests	—	7,717,334	—

Net income (loss) available to Landry’s common stockholder	$(9,808,987)	$(16,229,829)	$2,908,187

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

		Equity
		Stockholder’s Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Comprehensive
		Shares	Amount	Capital	Earnings	Loss	Interests	Total	Income
BALANCE, December 31, 2007	$1,326,365	16,147,745	$161,478	$218,350,471	$114,965,728	$(16,578,604)	$1,000,000	$317,899,073	$1,104,099
Net income (loss)	265,115	—	—	—	2,908,187	—	—	2,908,187	3,173,302
Loss on interest rate swaps, net of tax benefit of $8,886,940	—	—	—	—	—	(27,760,528)	—	(27,760,528)	(27,760,528)
Dividends paid	—	—	—	—	(1,614,370)	—	—	(1,614,370)	—
Purchase of common stock held for treasury	—	(3,306)	(33)	(28,179)	(14,837)	—	—	(43,049)	—
Exercise of stock options	—	3,306	33	21,328	—	—	—	21,361	—
Stock based compensation expense	—	—	—	4,066,431	—	—	—	4,066,431	—
Forfeiture of restricted stock	—	(5,482)	(55)	55	—	—	—	—	—

BALANCE, December 31, 2008	1,591,480	16,142,263	161,423	222,410,106	116,244,708	(44,339,132)	1,000,000	295,477,105	(24,587,226)
Net income (loss)	1,009,572	—	—	—	(8,512,495)	—	—	(8,512,495)	(7,502,923)
Gain on interest rate swaps, net of taxes of $9,340,326	—	—	—	—	—	17,346,320	—	17,346,320	17,346,320
Accretion of redeemable noncontrolling interest	7,717,334	—	—	—	(7,717,334)	—	—	(7,717,334)	—
Issuance of restricted stock	—	3,000	30	(30)	—	—	—	—	—
Purchase of common stock held for treasury	—	(4,088)	(41)	(31,452)	(16,438)	—	—	(47,931)	—
Exercise of stock options	—	98,816	988	1,520,548	—	—	—	1,521,536	—
Stock based compensation expense	—	—	—	3,487,285	—	—	—	3,487,285	—
Forfeiture of restricted stock	—	(2,140)	(21)	21	—	—	—	—	—

BALANCE, December 31, 2009	10,318,386	16,237,851	162,379	227,386,478	99,998,441	(26,992,812)	1,000,000	301,554,486	9,843,397
Net income (loss)	1,023,397	—	—	—	(9,808,987)	—	—	(9,808,987)	(8,785,590)
Gain on interest rate swaps, net of taxes of $867,520	—	—	—	—	—	1,611,108	—	1,611,108	1,611,108
Purchase and cancellation of common stock	—	(16,236,851)	(162,369)	(179,718,940)	(43,807)	—	—	(179,925,116)	—
Stock based compensation expense	—	—	—	12,146,265	—	—	—	12,146,265	—
Capital Contribution	—	—	—	55,529,158	—	—	—	55,529,158	—
Acquisition of Bubba Gump minority interests	—	—	—	—	—	—	535,562	535,562	—

BALANCE, December 31, 2010	$11,341,783	1,000	$10	$115,342,961	$90,145,647	$(25,381,704)	$1,535,562	$181,642,476	$(7,174,482)

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,785,590)	$(7,502,923)	$3,173,302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,616,781	72,037,824	70,866,386
Asset impairment expense	3,806,778	2,887,842	12,753,432
Deferred tax provision (benefit)	5,275,718	4,869,622	(3,894,048)
Stock-based compensation expense	12,146,265	3,487,285	4,066,431
Amortization of debt issuance costs	8,189,420	20,186,009	5,501,857
Amortization of debt discounts	1,461,810	37,522,097	—
Gain on business acquisition	(5,926,958)	—	—
Gain on repurchase of debt	(32,998,237)	(19,406,543)	—
Gain on disposition of assets	(939,473)	(2,098,132)	(316,537)
Gain on insurance claims	(1,237,856)	(4,850,576)	—
Non-cash (gain) loss on interest rate swaps	12,687,637	(1,179,127)	14,293,790
Deferred rent and other charges (income), net	(195,546)	1,083,210	2,432,438
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in trade and other receivables	3,986,811	(11,377,075)	6,339,551
(Increase) decrease in inventories	379,444	(1,397,402)	9,343,617
(Increase) decrease in other assets	979,045	(2,873,532)	6,956,211
Increase (decrease) in accounts payable and accrued liabilities	865,929	(18,970,874)	(15,780,344)

Total adjustments	86,097,568	79,920,628	112,562,784

Net cash provided by operating activities	77,311,978	72,417,705	115,736,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and other	(50,898,470)	(160,699,739)	(116,078,791)
Proceeds from disposition of property and equipment	5,990,571	11,368,079	36,136,768
Decrease (increase) in restricted cash and cash equivalents	73,076,532	(73,076,532)	—
Business acquisitions, net of cash acquired	(135,307,092)	—	—

Net cash used in investing activities	(107,138,459)	(222,408,192)	(79,942,023)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	(179,925,116)	(47,931)	(43,049)
Proceeds from exercise of stock options	—	1,521,536	21,361
Proceeds from debt issuance	182,917,500	790,145,755	39,515,152
Payments of debt and related expenses, net	(46,730,227)	(714,557,406)	(256,014)
Debt issuance costs	(11,884,178)	(36,661,793)	(5,134,387)
Proceeds from credit facility	230,180,212	365,248,892	343,182,803
Payments on credit facility	(249,161,759)	(235,141,049)	(400,000,000)
Capital contribution	55,529,158	—	—
Dividends paid	—	—	(1,614,370)

Net cash (used in) provided by financing activities	(19,074,410)	170,508,004	(24,328,504)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,900,891)	20,517,517	11,465,559
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	71,584,322	51,066,805	39,601,246

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,683,431	$71,584,322	$51,066,805

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$110,424,267	$101,666,173	$79,168,034
Income taxes	$(12,062,299)	$3,069,116	$(1,984,133)
Non-cash investing activities:
Property and equipment additions in accounts payable	$2,209,955	$17,175,546	$24,656,668

The accompanying notes are an integral part of these consolidated financial statements.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We are a national, diversified, restaurant, hospitality and entertainment company principally engaged in the ownership and operation of full service, casual dining restaurants, primarily under the names Landry’s Seafood House, Rainforest Café, Charley’s Crab, The Chart House, Saltgrass Steak House, The Oceanaire Seafood Room, and Bubba Gump Shrimp Company. In addition, we license international restaurants under the trade names Rainforest Café and Bubba Gump Shrimp Company.

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

Accounts Receivable

Accounts receivable is comprised primarily of amounts due from our credit card processor, receivables from national storage and distribution companies and, casino and hotel receivables. The receivables from national storage and distribution companies arise when certain of our inventory items are conveyed to these companies at cost (including freight and holding charges but without any general overhead costs). These conveyance transactions do not impact the consolidated statements of income as there is no revenue or expenses recognized in the financial statements since they are without economic substance other than drayage. We reacquire these items, although not obligated to, when subsequently delivered to the restaurants at cost plus the distribution company’s contractual mark-up. Accounts receivable are reduced to reflect estimated realizable values by an allowance for doubtful accounts based on historical collection experience and specific review of individual accounts. Receivables are written off when they are deemed to be uncollectible. The allowance for doubtful accounts totaled $1.6 million and $2.0 million as of December 31, 2010 and 2009, respectively.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist primarily of food and beverages used in restaurant operations and complementary retail goods and are recorded at the lower of cost or market value as determined by the average cost for food and beverages and by the retail method on the first-in, first-out basis for retail goods. Inventories consist of the following:

	December 31,
	2010	2009
Food, beverage and supplies	$17,545,092	$12,620,509
Retail goods	18,017,362	14,937,985

	$35,562,454	$27,558,494

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred.

We compute depreciation using the straight-line method. The estimated lives used in computing depreciation are generally as follows: buildings and improvements—5 to 40 years; furniture, fixtures and equipment—5 to 15 years; and leasehold improvements—shorter of 40 years or lease term, including option periods where such are reasonably assured of renewal.

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

Interest is capitalized in connection with construction and development activities, and other real estate development projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During 2010, 2009 and 2008, we capitalized interest expense of approximately $0.5 million, $8.2 million and $3.1 million, respectively.

Our properties are reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of properties that are to be held and used is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds their fair value using Level 3 measurements. Properties to be disposed of are reported at the lower of their carrying amount or fair value determined by management’s estimates of expected proceeds supplemented by third party offers or sales contracts, reduced for estimated disposal costs, and amounted to $1.5 million and $2.5 million as of December 31, 2010 and 2009, respectively, included in assets related to discontinued operations and $0.7 million as of both December 31, 2010 and 2009, included in other current assets on our consolidated balance sheets.

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

Description	Year Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets held and used	$568,976	$—	$—	$568,976	$(3,806,778)

					$(3,806,778)

Description	Year Ended December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets held and used	$—	$—	$—	$—	$(2,760,805)
Long-lived assets held for sale	$739,639	$—	$—	$739,639	(127,037)

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

Advertising

Advertising costs are expensed as incurred during such year. Advertising expenses were $12.7 million, $12.4 million and $11.9 million, in 2010, 2009 and 2008, respectively.

Loyalty Program

We have a loyalty program called the Landry’s Select Club, that allows participants to earn points when they dine in our restaurants. These points may be converted into rewards that are redeemable at any of our restaurant locations. We estimate the cost of redemption and accrue a redemption liability as points are earned under this program.

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

At December 31, 2010, three reporting units had goodwill: Saltgrass Steakhouse, Landry’s and Bubba Gump divisions. The provisional goodwill associated with the acquisition of Bubba Gump on December 20, 2010 (see Note 2) was not tested for impairment.

The fair value of other indefinite-lived intangible assets, primarily trademarks, are estimated and compared to their carrying value. We estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We completed our impairment test of our indefinite-lived intangibles and concluded there was no impairment at December 31, 2010.

        Even though we determined that there was no goodwill or indefinite-lived intangible asset impairment as of December 31, 2010, declines in sales at our restaurants, changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill and significant adverse changes in the operating environment for the restaurant industry may result in a future impairment charge.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2010	2009
Intangible assets subject to amortization:
Customer lists	$3,400,000	$3,400,000

Accumulated amortization:
Customer lists	1,788,778	1,448,778

Net intangible assets subject to amortization	1,611,222	1,951,222
Indefinite lived intangible assets :
Goodwill	56,709,747	18,527,547
Trademarks	43,339,651	36,768,103

	100,049,398	55,295,650

Total	$101,660,620	$57,246,872

Amortization expense relating to intangibles was $0.3 million for the year ended December 31, 2010 and $0.4 million for each of the years ended December 31, 2009 and 2008.

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

Financial Instruments

Generally accepted accounting principles in the United States of American (U.S. GAAP) establishes a hierarchy for fair value measurements, such that Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, Level 2 measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a highly subjective measure.

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2010, consist of interest rate swaps (Note 7), for which the lowest level of input significant to their fair value measurement is Level 2. As of December 31, 2010, the fair value of the interest rate swap liabilities totaled $70.2 million, of which $39.0 million are designated and qualify as hedges and the remaining $31.2 million do not qualify as hedges. These amounts, net of taxes, are recorded as other long term liabilities in our consolidated balance sheets. In connection with a non-qualified deferred compensation plan, we use a Rabbi Trust to fund obligations of the plan. The market value of the trust assets as of December 31, 2010 and 2009 was $4.4 million and $4.0 million respectively, as determined using Level 1 inputs, and is included in other assets, net and the liability to plan participants is included in other liabilities in our consolidated balance sheets.

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

	December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Libor + 3.0% (1.0% PIK) Revolving credit facility due June 2013	$41,218,414	$33,799,099	$44,755,040	$30,964,893
Libor + 4.5% (1.75% floor) Revolving credit facility due December 2014	5,695,020	5,737,733	24,000,000	24,270,000
Libor + 4.5% (1.75% floor) Term Loan due December 2014	183,889,950	187,931,494	153,014,556	154,735,970
Libor + 3.0% (1.0% PIK) First Lien Term Loan due June 2014	325,066,207	266,554,290	325,495,365	225,202,106
Libor + 3.25% Second Lien Term Loan due November 2014	68,987,232	35,183,488	131,817,628	53,386,139
7.0% Seller note due November 2014	4,000,000	3,743,545	4,000,000	4,033,937
9.5% Senior Notes due December 2014	691,000	677,180	735,000	665,175
7.5% Senior Notes due December 2014	783,000	783,000	783,000	588,973
11 5/8% Senior Notes due December 2015	541,205,225	575,632,500	400,168,809	424,178,938
11.39% non-recourse note payable due May 2025	9,073,331	13,432,272	10,170,682	10,471,319
Hong Kong Interbank Offered Rate + 1.65% Line of credit due July 2011	520,000	520,000	—	—
8.15% Term loan due April 2013	631,257	631,257	—	—

	$1,181,760,636	$1,124,625,858	$1,094,940,080	$928,497,450

U.S. GAAP requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability and measured at its fair value. These guidelines also require that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for fair value or cash flow accounting treatment. We utilize interest rate swap agreements to manage our exposure to interest rate risk. During 2007, we entered into additional interest rate swap agreements, some of which qualify as cash flow hedges. As such, any changes in the fair value of these hedges are recognized in other comprehensive income (loss). The remaining swaps have not been designated as hedges. See Note 7 for a detailed discussion of our hedging activities.

Cash Equivalents

We consider investments with a maturity of three months or less when purchased to be cash equivalents. We maintain balances at financial institutions which may exceed Federal Deposit Insurance Corporation limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant risks on our cash or other investments in bank accounts.

Income Taxes

We follow the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Share-based Compensation

We record compensation expense over the vesting period for stock based compensation based on the grant date fair value.

Redeemable Noncontrolling Interest

We have accreted the adjustments to the redempton value of our redeemable noncontrolling interest through the earliest date of redemption. As described in Note 4, we have a noncontrolling interest that includes a redemption provision that is not solely within our control, commonly referred to as redeemable noncontrolling interest. Accounting guidance requires that noncontrolling interests that are redeemable at the option of the holder be recorded outside of permanent equity, and the redeemable noncontrolling interests should be adjusted to their redemption value at each balance sheet date through retained earnings.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. We adopted this ASU beginning with our annual reporting period ended December 31, 2010. This new accounting guidance did not impact our financial position, cash flows or results of operations.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS

Oceanaire Acquisition

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

Based on the purchase price allocation it was determined that the fair values of the net assets acquired exceeded the purchase price by $5.9 million, which we have recorded as a bargain purchase gain included in other, net within our consolidated statements of income for the year ended December 31, 2010. The results of operations of Oceanaire have been included in our consolidated financial statements since the date of acquisition.

Bubba Gump Acquisition

On December 20, 2010, we completed the acquisition of 100% of the capital stock of Bubba Gump, a casual dining seafood chain based on the motion picture ‘Forrest Gump’, for $112.5 million in cash, plus assumption of working capital. Originating in California, Bubba Gump opened its first location in 1996. As of December 31, 2010, there are 34 Bubba Gump themed locations, 23 of which are owned with the remaining locations being foreign franchises or joint ventures and five ancillary restaurants. The Bubba Gump name and other intellectual property are used pursuant to a license agreement with Paramount Licensing, Inc. The acquisition of Bubba Gump provides us with additional growth within our high volume line of restaurants in attractive tourist destination locations.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of assets acquired and liabilities assumed in the acquisition is set forth below:

Estimated fair value of assets acquired
Current assets	$16,091,177
Property and equipment	75,629,789
Other long term assets	11,498,003

Total assets acquired	103,218,969

Estimated fair value of liabilities assumed
Current liabilities	(17,325,588)
Other long term liabilities	(7,737,156)

Total liabilities assumed	(25,062,744)

Noncontrolling interest acquired	(535,562)
Goodwill	38,182,200
Allocated purchase price	115,802,863
Less: Cash acquired	(2,538,893)

Net cash paid	$113,263,970

Based on the initial purchase price allocation it was determined that the fair values of the net assets acquired were less that the purchase price resulting in the recording of $38.2 million in goodwill. The results of operations of Bubba Gump have been included in our consolidated financial statements since the date of acquisition and were not material for 2010.

These acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized. The Bubba Gump acquisition is subject to a working capital adjustment.

Under ASC 805, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. As of December 31, 2010, we have incurred approximately $1.4 million in acquisition related costs. These amounts are included in general and administrative expense in our consolidated financial statements.

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition of Bubba Gump had occurred January 1, 2009, after including certain pro forma adjustments for staff reduction, depreciation and amortization expense, rent expense, and income taxes. The unaudited pro forma financial information does not include the acquisition of Oceanaire as it was not significant.

	Year Ended December 31,
	2010	2009
Revenue	$1,309,406,709	$1,242,323,461
Net loss	$(1,070,972)	$(3,853,989)

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have actually occurred or the future results of operations for the consolidated company.

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

We recorded additional pre-tax impairment charges $10.3 million for the year ended December 31, 2008, to write down carrying values of property and equipment pertaining to the remaining stores included in our disposal plan based on the expected net sales proceeds determined through analysis of the respective markets or sales contracts. No impairment charge was recorded for the years ended December 31, 2010 and 2009, respectively. We expect to sell the land and improvements belonging to these remaining restaurants, or abandon those locations, within the next 12 months.

In connection with the disposal plan, we recorded pre-tax charges of $4.2 million for the year ended December 31, 2008, for lease termination and other store closure costs. These charges are included in discontinued operations.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of discontinued operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
Revenues	$—	$—	$10,870,296
Income (loss) from discontinued operations before income taxes	(225,534)	(330,073)	(16,419,382)
Income tax (benefit) on discontinued operations	(84,801)	(124,107)	(5,850,315)

Net income (loss) from discontinued operations	$(140,733)	$(205,966)	$(10,569,067)

The assets and liabilities of the discontinued operations are presented separately in the Consolidated Balance Sheets and consist of the following:

	Year Ended December 31,
	2010	2009
Assets:
Current assets	$—	$170
Property, plant and equipment, net	1,958,693	2,958,693
Other assets	—	1,651

Assets related to discontinued operations	$1,958,693	$2,960,514

Liabilities:
Accounts payable and accrued expenses	$1,105,869	$2,850,225

Liabilities related to discontinued operations	$1,105,869	$2,850,225

4. NONCONTROLLING INTERESTS AND REDEEMABLE NONCONTROLLING INTEREST

On February 24, 2006, we acquired 80% of T-Rex Cafe, Inc. from Schussler Creative, Inc. (SCI). The agreement with SCI provides that we can acquire SCI’s 20% interest for up to $35.0 million or that SCI can put its interest to us at a calculated amount as determined in the agreement no earlier than January 2010. During the first quarter of 2009, we determined that the redemption was probable and began accreting to the expected redemption value on the expected redemption date as an increase to noncontrolling interest in temporary equity and a decrease to retained earnings in our consolidated balance sheets. As of December 31, 2010, the total expected redemption value had been fully accreted.

T-Rex, through a wholly-owned subsidiary, on February 24, 2006, signed two lease agreements with Walt Disney World Hospitality and Recreation Corporation, one for T-Rex at Downtown Disney World, which opened in October 2008, and the other for Yak and Yeti, an Asian themed eatery at Disney’s Animal Kingdom Theme Park that opened in November 2007.

We present the noncontrolling interests in additional restaurants as a separate component of equity.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT AND OTHER CURRENT ASSETS

Property and equipment is comprised of the following:

	December 31,
	2010	2009
Land	$261,359,597	$258,323,523
Buildings and improvements	707,175,510	703,256,348
Furniture, fixtures and equipment	405,611,466	374,022,496
Leasehold improvements	505,535,161	433,060,051
Construction in progress	9,229,237	3,748,932

	1,888,910,971	1,772,411,350
Less—accumulated depreciation	(505,234,353)	(438,076,713)

Property and equipment, net	$1,383,676,618	$1,334,334,637

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

During the year ended December 31, 2010, we recorded impairment charges of $3.8 million to impair the leasehold improvements and equipment of two underperforming restaurants. During the year ended December 31, 2009, we recorded impairment charges of $2.9 million to impair the leasehold improvements and equipment of several underperforming restaurants. During the year ended December 31, 2008 we recorded $3.2 million to impair the leasehold improvements and equipment of three underperforming restaurants.

Other current assets are comprised of the following:

	December 31,
	2010	2009
Prepaid expenses	$7,838,969	$7,479,508
Assets held for sale (expected to be sold within one year)	749,270	747,069
Deposits	5,638,413	5,138,180

	$14,226,652	$13,364,757

Other income, net for 2010 was $25.6 million and includes a $33.0 million gain related to the acquisition of a portion of our outstanding debt and a $5.9 million bargain purchase gain associated with the Oceanaire acquisition, offset by $12.7 million in non-cash expenses associated with the change in fair value of swaps not designated as hedges. Other income, net for 2009 was $15.4 million and includes a $19.4 million gain related to the acquisition of a portion of our outstanding debt and a $1.2 million gain associated with the change in fair value of swaps not designated as hedges, offset by approximately $5.0 million in expenses related to call premiums and refinancing costs. Other expense, net for 2008 was $17.0 million and includes $14.3 million in non-cash expenses associated with the change in fair value of swaps which were not designated as hedges.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	Year Ended December 31,
	2010	2009
Payroll and related costs	$35,602,392	$22,120,315
Rent and insurance	30,330,434	28,605,202
Taxes, other than payroll and income taxes	21,443,054	19,717,328
Deferred revenue	19,966,821	17,537,349
Accrued interest	7,741,573	7,268,622
Casino deposits, outstanding chips and other gaming	10,508,949	10,120,470
Other	17,234,907	16,906,672

	$142,828,130	$122,275,958

7. DEBT

On December 20, 2010, we completed an offering of an additional $87.0 million aggregate principal amount of 11 5/8% senior secured notes due 2015 (the “Additional Notes”) unconditionally guaranteed on a senior secured basis by all current and future domestic restricted subsidiaries of the Company (the “Guarantors”). The Additional Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes have not been and are not expected to be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration under the Securities Act.

The Additional Notes will have the same terms and will be governed by the same indenture as the $406.5 million aggregate principal amount of 11 5/8% senior secured notes due 2015 which were issued in a private placement which closed on November 30, 2009, and which were increased by $47.0 in a private placement which closed on April 28, 2010 (collectively “the Notes”).

The Notes will mature on December 1, 2015. Interest on the Additional Notes will accrue from December 1, 2010 at a fixed interest rate of 11 5/8% and the Company will pay interest twice a year, on each December 1st and June 1st, beginning June 1, 2011 for the Additional Notes. At any time prior to December 1, 2012, the Company may redeem up to 35% of the Notes at a redemption price of 111.625% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Additionally, on or after December 1, 2012, the Company may redeem all or a part of the Notes at a premium that will decrease over time as described in the Indenture dated November 30, 2009, as amended (the “Indenture”), among the Company, the Guarantors, Deutsche Bank Trust Company Americas, as collateral agent, and Wilmington Trust FSB, as successor trustee to Deutsche Bank Trust Company Americas. The Company is required to offer to purchase the Notes at 101% of their aggregate principal amount, plus accrued interest, if it experiences a change in control as defined in the Indenture.

The obligations under the Notes are unconditionally guaranteed by the Guarantors, and are secured by a second lien security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors. The obligations under the Notes are also secured by a second lien pledge of the capital stock of all of the Guarantors.

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

Gross proceeds from the Additional Notes of approximately $90.7 million were used to pay for the acquisition of Bubba Gump Shrimp Co. Restaurants, Inc. (“Bubba Gump”), to repay outstanding revolver balances and for general corporate purposes.

        In addition, the Company and certain of the Company’s subsidiaries entered into a Third Amended and Restated Credit Agreement (“Credit Facility”) with Wells Fargo Capital Finance, as the Administrative Agent, Wells Fargo Capital Finance and Jefferies Finance LLC, as Co-Lead Arrangers and Co-Bookrunners, and Wells Fargo Capital Finance and Jefferies Finance LLC as Co-Syndication Agents on December 20, 2010 to allow the Company to borrow $287.0 million in an aggregate principal amount, on a senior secured basis, which will be comprised of (a) a 4-year $100.0 million senior secured revolving credit facility, and (b) a 4-year $187.0 million senior secured term loan facility, plus provides for an accordion feature which will allow for up to a $50.0 million increase in the term loan based on compliance with certain covenants.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The obligations under the Credit Facility are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all assets of the Company and the Guarantors. The Company may elect that the Credit Facility bear interest at a rate per annum equal to (i) LIBOR with a floor of 1.75% plus 4.5%, or (ii) the greatest of (w) 3.5%, (x) the federal funds rate plus 0.5%, (y) Base Libor Rate plus 1% and (z) the prime rate.

The obligations under the Credit Facility are unconditionally guaranteed by the Guarantors, and are secured by a first lien security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors. The obligations under the Credit Facility are also secured by a first lien pledge of the capital stock of all of the Guarantors.

The Credit Facility contains covenants that will limit the ability of the Company and the Guarantors to, among other things, incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; sell stock of certain of the Company’s subsidiaries; enter into transactions with affiliates; sell assets or merge with other companies. The Credit Facility also requires compliance with several financial covenants, including a maximum leverage ratio, a maximum first lien leverage ratio, and a minimum fixed charge coverage ratio.

Gross proceeds from the Credit Facility were used to refinance certain of the Company’s existing indebtedness, to pay in part for the acquisition of Bubba Gump and for general corporate purposes.

On April 26, 2010 and July 23, 2010, we and the Guarantors commenced an offer to exchange the Notes, including the $47.0 million increase to the Notes, respectively, for notes registered under the Securities Act, having substantially identical terms as the Notes. The offer to exchange the Initial Notes was completed on May 28, 2010 and all $406.5 million of the Initial Notes Series A were exchanged for registered Initial Notes Series B. The exchange offer for the $47.0 million increase to the Notes was completed in October 2010.

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

On November 30, 2009, we also amended and restated our Credit Agreement to allow us to borrow $235.6 million (the Amended Credit Facility). The Amended Credit Facility provided for a term loan of $160.6 million and a revolving credit line of $75.0 million. The obligations under the Amended Credit Facility are unconditionally guaranteed by the Guarantors and are secured by a first lien position on substantially all assets of Landry’s and the Guarantors. On April 27, 2010, we also amended the Amended Credit Facility to allow for the issuance of the Additional Notes and the acquisition of Oceanaire.

Proceeds from the Notes and the Amended Credit Facility were used to repay all of our outstanding 14.0% Senior Secured Notes due 2011, pay fees and expenses and provide approximately $73.0 million in restricted cash available to complete a proposed merger of an affiliate of Tilman Fertitta and us. In connection with the repayment of the 14.0% Senior Secured Notes, we expensed $35.6 million in interest expense during the fourth quarter of 2009, primarily associated with early recognition of unamortized discount and deferred loan costs.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        In connection with these amendments, affiliates of the Golden Nugget agreed to provide up to $50.0 million in additional funds to the Golden Nugget in return for non-interest bearing subordinated notes. $20.0 million of these funds was used for operating liquidity and to pay fees and expenses associated with the amendments. $25.1 million was used to purchase second lien indebtedness

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at 40% of face value. At closing, approximately $62.8 million of second lien indebtedness was acquired and retired at 40% of face value and accordingly, a $33.0 million gain was recognized in other income, net during the three months ended March 31, 2010. $2.1 million was used to repay outstanding revolver balances in January 2011. All such purchased debt was immediately retired. The Golden Nugget may also incur up to an additional $8.0 million in affiliate subordinated debt during the remaining term of the First Lien Credit Agreement to meet liquidity requirements.

On September 25, 2009, an unrestricted subsidiary of Landry’s completed the acquisition of $33.2 million face amount of Golden Nugget second lien term loan debt through a dutch tender and open market purchases at a weighted average cost approximating 41% of face value. In connection with the debt purchases, the unrestricted subsidiary agreed to forgive the face amount of the debt acquired and accordingly, a $19.4 million gain was recognized in other income, net during the year ended December 31, 2009.

In acquiring Bubba Gump, we assumed two loans; one related to a restaurant in Hong Kong, the other related to a restaurant in Cancun, Mexico. The $0.5 million Hong Kong debt is a line of credit collateralized by the assets and leasehold interests of the Hong Kong restaurant. The loan bears interest at 1.65% plus the Hong Kong Interbank Offered Rate (0.33% at December 31, 2010) and matures in July 2011. There is no additional availability at December 31, 2010. The $0.6 million Mexico debt is a term loan collateralized by the assets and the leasehold interests of the Cancun restaurant. The loan bears interest at 8.15%, with principal payments of $19,885 due monthly, and matures in April 2013.

Consistent with our policy to manage our exposure to interest rate risk and in conformity with the requirements of the first and second lien facilities, we entered into interest rate swaps for all of the first and second lien borrowings of the Golden Nugget that fix the interest rates at between 5.4% and 5.5%, plus the applicable margin. We designated $210.0 million of the first lien interest rate swaps and all of the second lien swaps as cash flow hedges. The swaps mirror the terms of the underlying debt and reset using the same index and terms. As of December 31, 2010, an aggregate $96.0 million in second lien term loan debt has been repurchased and retired, and as such a proportional share of the second lien swaps are no longer an effective cash flow hedge. Accordingly, a $10.3 million and $4.2 million non-cash expense associated with this portion of the swaps was recorded as other expense for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the remaining portion of these swaps were determined to be highly effective, and no ineffective portion was recognized in income. Included in accumulated other comprehensive loss at December 31, 2010 and December 31, 2009 are unrealized losses, net of income taxes, totaling $25.4 million and $27.0 million, respectively, related to these hedges. The interest rate swaps associated with the $120.0 million of first lien borrowings representing the delayed draw construction loan have not been designated as hedges and the change in fair market value is reflected as other income/expense in the consolidated financial statements. Accordingly, a non-cash expense of approximately $2.4 million and $14.3 million was recorded for the years ended December 31, 2010 and 2008, respectively, whereas a non-cash gain of approximately $5.4 million was recorded for the year ended December 31, 2009. The impact of these interest rate swaps, including those not designated as hedges, was an increase to interest expense of $25.8 million, $24.1 million and $10.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense included $11.5 million, $7.4 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to swaps not designated as hedges.

Our debt agreements contain various restrictive covenants including minimum EBITDA, fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. In addition, the Golden Nugget debt agreement required a parent contribution if the leverage ratio, as defined, fell below a predetermined level through December 31, 2009. As a result of reduced operating results combined with additional borrowings for construction of the new tower, Landry’s contributed approximately $25.0 million in cash to the Golden Nugget in 2009. As of December 31, 2010, we were in compliance with all such covenants and the restaurant group had approximately $21.0 million in letters of credit outstanding and an available borrowing capacity of approximately $73.3 million, while the Golden Nugget had approximately $2.4 million in letters of credit outstanding and an available borrowing capacity of approximately $1.4 million.

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

In December 2004, we issued $400.0 million in 7.5% Notes through a private placement which were originally due in December 2014. The 7.5% Notes were general unsecured obligations and required semi-annual interest payments in June and December. On June 16, 2005, we completed an Exchange Offering whereby substantially all of the senior notes issued under the private placement were exchanged for 7.5% Notes registered under the Securities Act of 1933.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We assumed an $11.4 million, 11.39% non-recourse, long-term mortgage note payable, due May 2025, in connection with an asset purchase in March 2003. Principal and Interest payments are due monthly, and all excess cash flow reduces the principal balance monthly.

Our debt agreements contain various restrictive covenants including minimum fixed charge, net worth, and financial leverage ratios as well as limitations on dividend payments, capital expenditures and other restricted payments as defined in the agreements. At December 31, 2010, we were in compliance with all such covenants. As of December 31, 2010, our average interest rate on floating-rate debt was 5.87%, we had approximately $23.4 million in letters of credit outstanding, and our available borrowing capacity was $74.7 million.

Principal payments for all long-term debt aggregate $15.5 million in 2011, $5.4 million in 2012, $46.7 million in 2013, $575.6 million in 2014 and $540.5 million in 2015, with no principal payments thereafter.

Long-term debt is comprised of the following:

	December 31,
	2010	2009
$540.5 million Senior Notes, 11 5/8% interest only, due December 2015	$541,205,225	$400,168,809
$100.0 million revolving credit facility, Libor + 4.5% (floor 1.75%), due December 2014	5,695,020	24,000,000
$187.0 million Term loan, Libor + 4.5% (floor 1.75%) $0.5 million principal paid quarterly beginning December 31, 2010, due December 2014	183,889,950	153,014,556
Senior Notes, 9.5% interest only, due December 2014	691,000	735,000
Senior Notes, 7.5% interest only, due December 2014	783,000	783,000
$47.0 million revolving credit facility, Libor + 3.0%, (1.0% PIK) due June 2013	41,218,414	44,755,040
$327.0 million First Lien Term Loan, Libor +3.0%, (1.0% PIK) 1% of principal paid quarterly beginning September 30, 2009, due June 2014	325,066,207	325,495,365
$165.0 million Second Lien Term Loan, Libor +3.25%, interest only, due November 2014	68,987,232	131,817,628
Non-recourse note payable, 11.39% interest, principal and interest aggregate $101,762 monthly, due May 2025	9,073,331	10,170,682
$4.0 million seller note, 7.0%, interest paid monthly, due November 2014	4,000,000	4,000,000
Hong Kong line of credit, 1.65% + Hong Kong Interbank Offered Rate, due July 2011	520,000	—
Mexico term loan, 8.15% interest, $19,885 principal paid monthly, due April 2013	631,257	—

Total debt	1,181,760,636	1,094,940,080
Less current portion	(15,526,853)	(30,181,424)

Long-term portion	$1,166,233,783	$1,064,758,656

8. STOCKHOLDER’S EQUITY AND STOCK BASED COMPENSATION

On October 6, 2010, we completed a merger under which Mr. Tilman J. Fertitta, our Chairman and Chief Executive Officer, acquired all of our outstanding common stock, which he did not already own, for $24.50 per share in cash. Our board of directors, on the unanimous recommendation of a special committee composed entirely of non-employee directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders, including those stockholders holding a majority of the common stock not held by Mr. Fertitta, voted to approve the merger agreement at a special meeting held on October 4, 2010. In connection with the transaction, Mr. Fertitta contributed $55.5 million in cash to the Company. In addition, Mr. Fertitta’s 775,000 shares of unvested restricted stock and outstanding stock options were returned to the Company and canceled.

All of the remaining outstanding stock options and restricted stock granted under any of our employee or director equity plans, or otherwise, whether vested or unvested, were canceled. Each holder of a stock option having an exercise price of less than $24.50 was entitled to receive a cash payment equal to the number of shares of our common stock subject to the cancelled option multiplied by the amount by which $24.50 exceeded the option exercise price. Each share of restricted stock was treated in the same manner as other outstanding common stock and was cancelled and converted to the right to receive $24.50.

All of the unrecognized compensation expense associated with our stock-based compensation plans was accelerated and resulted in a non-cash charge of $9.8 million recorded in the fourth quarter of 2010. For the years ended December 31, 2010, 2009 and 2008, total stock-based compensation expense recognized was $12.1 million, $3.5 million and $4.1 million, respectively. These charges are included in general and administrative expense for the respective years. Stock-based compensation expense is not reported at the segment level as these amounts are not included in internal measurements of segment operating performance.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, all of our stock-based compensation plans have been discontinued. During the year 1,131,003 stock options and 814,423 restricted shares were canceled and no stock options or restricted shares remain outstanding as of December 31, 2010. Earnings per share information is no longer included as we have one shareholder.

9. INCOME TAXES

An analysis of the provision for income taxes for continuing operations for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
Tax provision:
Current income taxes	$(4,724,452)	$(15,470,934)	$10,703,124
Deferred income taxes	6,270,894	5,682,112	(3,476,550)

Total provision	$1,546,442	$(9,788,822)	$7,226,574

Our effective tax rate, for the years ended December 31, 2010, 2009, and 2008, differs from the federal statutory rate as follows:

	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
FICA tax credit	65.0	27.0	(22.0)
State income tax, net of federal tax benefit	18.0	9.1	9.4
Recognition of tax carryforward assets and other tax attributes	(45.4)	0.1	(1.0)
Meals, entertainment and other non-deductible expense	(119.3)	(12.6)	11.5
Bargain purchase gain on acquisition	29.2	—	—
Other	(4.3)	(1.3)	1.6

	(21.8)%	57.3%	34.5%

Deferred income tax assets and liabilities as of December 31, 2010 and 2009 are comprised of the following:

	2010	2009
Deferred income taxes:
Current assets—accruals and other	$25,390,000	$15,658,000

Non-current assets:
AMT credit, FICA credit carryforwards, and other	$77,160,000	$79,366,000
Federal net operating loss carryforwards	29,622,000	20,379,000
Deferred rent and unfavorable leases	7,723,000	4,574,000
Valuation allowance for NOL and credit carryforwards	(12,849,000)	(11,976,000)

Non-current deferred tax asset	101,656,000	92,343,000
Non-current liabilities—property and other	(88,288,000)	(76,871,000)

Net non-current tax asset (liability)	13,368,000	15,472,000

Total net deferred tax asset (liability)	$38,758,000	$31,130,000

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010 and 2009, we had operating loss carryovers for Federal Income Tax purposes of $82.5 million and $54.7 million, respectively, which expire in 2020 through 2030. These operating loss carryovers, credits, and certain other deductible temporary differences, are related to the acquisitions of Rainforest Café, Saltgrass Steak House, Oceanaire and Bubba Gump and their utilization is subject to Section 382 limits. Because of these limitations, we established a valuation allowance against a portion of these deferred tax assets to the extent it was more likely than not that these tax benefits will not be realized. In 2010, there was an increase of the state deferred tax asset of $1.5 million and an increase in the state valuation allowance of $0.9 million for the projected state NOL utilization or expiration.

At December 31, 2010, we have general business tax credit carryovers and minimum tax credit carryovers of $68.4 million. The general business carryover includes $1.5 million from Saltgrass Steak House, which is fully reserved. The general business credit carryovers expire in 2023 through 2030, while the minimum tax credit carryovers have no expiration date. We believe it is more likely than not that we will generate sufficient income in future years to utilize the non-reserved credits.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2006. Substantially all material state and local income tax matters have been concluded for years through 2005.

As of December 31, 2010, we had approximately $15.3 million of unrecognized tax benefits, including $2.6 million of interest and penalties, which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance at January 1	$15,066,122	$15,674,259
Additions based on tax positions related to the current year	810,642	911,028
Additions for tax positions of prior years	1,182,877	1,169,649
Reductions for tax positions of prior years	(1,757,217)	(2,505,553)
Settlements	—	(183,261)

Balance at December 31	$15,302,424	$15,066,122

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2010, we increased approximately $0.2 million in interest and/or penalties. We had approximately $2.6 million and $2.4 million accrued for the payment of interest and/or penalties at December 31, 2010 and 2009, respectively. We also settled certain open tax years with various taxing jurisdictions during 2009.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have entered into lease commitments for restaurant facilities as well as certain fixtures, equipment and leasehold improvements. Under most of the facility lease agreements, we pay taxes, insurance and maintenance costs in addition to the rent payments. Certain facility leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum amount. Rental expense under operating leases was approximately $60.8 million, $47.6 million and $60.5 million, during the years ended December 31, 2010, 2009, and 2008, respectively. Percentage rent included in rent expense was $16.5 million, $14.9 million and $15.1 million, for 2010, 2009 and 2008, respectively. In connection with certain of our discontinued operations, we remain the guarantor or assignor of a number of leased locations. In the event of future defaults under any of such leased locations we may be responsible for significant damages to existing landlords which may materially affect our financial condition, operating results and cash flows. We estimate that lessee rental payment obligations during the remaining terms of the assignments and subleases approximate $52.3 million at December 31, 2010. We have recorded a liability of $0.8 million with respect to these obligations, where it is probable that we will make future cash payments. We believe the remaining obligations will be met by the third party.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The aggregate amounts of minimum operating lease commitments maturing in each of the five years and thereafter subsequent to December 31, 2010 are as follows:

2011	$42,428,914
2012	39,649,817
2013	35,418,183
2014	32,821,693
2015	35,121,706
Thereafter	239,655,421

$425,095,734

Building Commitments

As of December 31, 2010, we had future development, land purchases and construction commitments expected to be expended within the next twelve months of approximately $2.4 million, including completion of construction of certain new restaurants. We expect aggregate capital expenditures to be $67.0 million during the next twelve months.

In 2003, we purchased the Flagship Hotel and Pier from the City of Galveston, Texas, subject to an existing lease. Under this agreement, we have committed to spend $15.0 million to transform the pier into an entertainment complex complete with rides and carnival type games. The property was significantly damaged by Hurricane Ike in 2008. We are currently in litigation with the former tenant due to its failure to purchase adequate insurance and are removing the hotel from the pier.

Employee Benefits and Other

We sponsor qualified defined contribution retirement plans (401(k) Plan) covering eligible salaried employees. The 401(k) Plans allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 100% of their base compensation as defined in the 401(k) Plans, to various investment funds. We match in cash at a discretionary rate which totaled $0.2 million in both 2010 and 2009. Employee contributions vest immediately while our contributions vest 20% annually beginning in the participant’s second year of eligibility for restaurant and hospitality employees and in the participant’s first year of eligibility for casino employees.

We also initiated non-qualified defined contribution retirement plans (the Plans) covering certain management employees. The Plans allow eligible employees to defer receipt of their base compensation and of their eligible bonuses, as defined in the Plans. We match in cash at a discretionary rate which totaled $0.1 million in 2010 and $0.3 million in 2009. Employee contributions vest immediately while our contributions vest 20% annually. We established a Rabbi Trust to fund the Plan’s obligation for the restaurant and hospitality employees. The market value of the trust assets is included in other assets, and the liability to the Plans’ participants is included in other liabilities.

Our casino employees at the Golden Nugget in Las Vegas, Nevada that are members of various unions are covered by union-sponsored, collective bargained, multi-employer health and welfare and defined benefit pension plans. Under our obligation to these plans, we recorded expenses of $13.2 million, $12.0 million and $14.3 million for the years ended 2010, 2009 and 2008, respectively. The plans’ sponsors have not provided sufficient information to permit us to determine its share of unfunded vested benefits, if any. However, based on available information, we do not believe that unfunded amounts attributable to our casino operations are material.

We are self-insured for most health care benefits for our non-union casino employees. The liability for claims filed and estimates of claims incurred but not reported is included in “accrued liabilities” in the accompanying consolidated balance sheets as of December 31, 2010 and 2009.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation and Claims

On November 6, 2007, a purported class action lawsuit against Joe’s Crab Shack, Inc. was filed in the Superior Court of California in Los Angeles County by Roberto Martinez. On or about March 24, 2008, the Company was also added as a Defendant as the Company owned the Joe’s Crab Shack California locations during a portion of the relevant time period subject to plaintiff’s purported class action lawsuit. The lawsuit alleges, among other things, that Joe’s Crab Shack violated the California Labor Code by misclassifying managers as exempt and, therefore, not properly paying overtime wages, and failing to provide mandatory meal or rest breaks or payment in lieu of the break. The Company denies the claims in the litigation and is vigorously defending this matter.

General Litigation

We are subject to other legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of any of those matters will have a material adverse effect on our financial position, results of operations or cash flows.

11. INSURANCE RECOVERIES

In connection with flooding damage sustained at our Nashville, Tennessee locations, we recorded asset impairments totaling $5.9 million during the year ended December 31, 2010, which were offset entirely by an insurance receivable. We also maintain business interruption insurance coverage and recorded approximately $2.8 million as revenue in our consolidated financial statements during the year ended December 31, 2010.

On September 13, 2008, Hurricane Ike struck the Gulf Coast of the United States. The difference between impairments of book value arising from Hurricane Ike damage and the associated insurance proceeds resulted in the recognition of a $1.2 million and $4.9 million gain during the years ended December 31, 2010 and 2009, respectively. The difference between these recorded impairments and the associated insurance proceeds for the year ended December 31, 2008 was not material.

We also recorded approximately $0.2 million and $7.3 million in business interruption insurance recoveries during the years ended December 31, 2009 and 2008, respectively, related to lost profits at our affected locations in Galveston and the Kemah Boardwalk. This amount was recorded as revenue in our consolidated financial statements.

12. SEGMENT INFORMATION

Our operating segments are aggregated into reportable business segments based primarily on the similarity of their economic characteristics, products, services, and delivery methods. Following the acquisition of the Golden Nugget Hotels and Casinos on September 27, 2005, it was determined that we operate two reportable business segments as follows:

Restaurant and Hospitality

Our restaurants operate primarily under the names of Rainforest Cafe, Saltgrass Steak House, Landry’s Seafood House, Charley’s Crab, Oceanaire, Bubba Gump and The Chart House. As of December 31, 2010, we owned and operated 210 full-service and limited-service restaurants in 31 states, the District of Columbia, Ontario, Canada and Hong Kong. We are also engaged in the ownership and operation of select hospitality and entertainment businesses that complement our restaurant operations and provide our customers with unique dining, leisure and entertainment experiences.

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

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the segments are the same as described in Note 1. We evaluate segment performance based on unit level profit, which excludes general and administrative expense, depreciation expense, net interest expense and other non-operating income or expense. Financial information by reportable business segment is as follows:

	Year Ended December 31,
	2010	2009	2008
Revenue:
Restaurant and Hospitality	$891,713,052	$843,462,026	$890,605,419
Gaming	232,084,342	216,772,435	253,283,415

	$1,123,797,394	$1,060,234,461	$1,143,888,834

Unit level profit:
Restaurant and Hospitality	$190,465,353	$192,671,695	$181,199,795
Gaming	48,536,436	43,491,725	62,823,144

	$239,001,789	$236,163,420	$244,022,939

Depreciation, amortization and impairment:
Restaurant and Hospitality	$53,474,848	$52,982,078	$51,545,240
Gaming	27,948,711	21,943,588	21,154,867

	$81,423,559	$74,925,666	$72,700,107

Segment assets:
Restaurant and Hospitality	$833,172,413	$805,375,785	$720,728,486
Gaming	675,495,015	703,718,596	601,475,227
Corporate and other (1)	188,177,481	190,973,436	193,120,377

	$1,696,844,909	$1,700,067,817	$1,515,324,090

Capital expenditures:
Restaurant and Hospitality	$44,430,995	$44,868,804	$61,415,488
Gaming	2,563,658	114,142,252	52,375,182
Corporate and other	3,903,817	1,688,683	2,288,121

	$50,898,470	$160,699,739	$116,078,791

Income before taxes:
Unit level profit	$239,001,789	$236,163,420	$244,022,939
Depreciation, amortization and impairment	81,423,559	74,925,666	72,700,107
General and administrative	72,972,442	49,279,435	51,294,426
Pre opening expenses	1,132,358	1,095,008	2,266,004
Gain on insurance claims	(1,237,856)	(4,850,576)	—
Loss (gain) on disposal of assets	(939,473)	(2,098,132)	(58,580)
Interest expense, net	118,344,026	150,269,413	79,817,334
Other expenses (income)	(25,594,852)	(15,371,615)	17,034,705

Consolidated income from continuing operations before taxes	$(7,098,415)	$(17,085,779)	$20,968,943

(1)	Includes inter-segment eliminations

13. SUPPLEMENTAL GUARANTOR INFORMATION

In November 2009, we issued, in a private offering, $406.5 million of 11 5/8% Senior Secured Notes due in 2015 (see Note 5). In April and December 2010, we issued an additional $47.0 million and $87.0 million, respectively, of the 11 5/8% Senior Secured Notes. These notes are fully and unconditionally and joint and severally guaranteed by us and certain of our 100% owned subsidiaries, “Guarantor Subsidiaries”.

The following condensed consolidating financial statements present separately the financial position, results of operations and cash flows of our Guarantor Subsidiaries and Non-guarantor Subsidiaries on a combined basis with eliminating entries.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,965,435	$5,667,573	$14,050,423	$—	$22,683,431
Accounts receivable—trade and other, net	14,031,518	13,118,290	4,205,949	—	31,355,757
Inventories	14,319,552	18,058,351	3,184,551	—	35,562,454
Deferred taxes	20,172,931	906,015	4,311,246	—	25,390,192
Assets related to discontinued operations	1,500,000	458,693	—	—	1,958,693
Other current assets	7,428,211	2,899,557	3,898,884	—	14,226,652

Total current assets	60,417,647	41,108,479	29,651,053	—	131,177,179

PROPERTY AND EQUIPMENT, net	10,699,357	727,111,918	645,865,343	—	1,383,676,618
GOODWILL	—	56,709,747	—	—	56,709,747
OTHER INTANGIBLE ASSETS, net	8,651,470	8,468,181	27,831,222	—	44,950,873
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	894,666,753	(17,237,233)	(165,407,405)	(712,022,115)	—
OTHER ASSETS, net	50,096,326	3,199,670	27,034,496	—	80,330,492

Total assets	$1,024,531,553	$819,360,762	$564,974,709	$(712,022,115)	$1,696,844,909

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,944,059	$22,825,590	$7,002,401	$—	$57,772,050
Accrued liabilities	51,834,225	53,598,341	37,395,564	—	142,828,130
Income taxes payable	181,832	13,045	—	—	194,877
Current portion of long-term debt and other obligations	2,561,000	616,780	12,349,073	—	15,526,853
Liabilities related to discontinued operations	—	1,105,869	—	—	1,105,869

Total current liabilities	82,521,116	78,159,625	56,747,038	—	217,427,779

LONG-TERM NOTES, NET OF CURRENT PORTION	729,703,195	534,477	435,996,111	—	1,166,233,783
DEFERRED TAXES	—	1,358,712	—	(1,358,712)	—
OTHER LIABILITIES	19,322,983	29,180,609	71,695,496	—	120,199,088

Total liabilities	831,547,294	109,233,423	564,438,645	(1,358,712)	1,503,860,650

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interest	11,341,783	—	—	—	11,341,783
TOTAL STOCKHOLDER’S EQUITY	181,642,476	710,127,339	536,064	(710,663,403)	181,642,476

Total liabilities and stockholder’s equity	$1,024,531,553	$819,360,762	$564,974,709	$(712,022,115)	$1,696,844,909

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Balance Sheet

December 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,074,225	$68,574,641	$(1,064,544)	$71,584,322
Restricted cash	73,076,532	—	—	—	73,076,532
Accounts receivable—trade and other, net	17,268,549	8,097,176	3,365,219	—	28,730,944
Inventories	10,918,326	13,524,572	3,115,596	—	27,558,494
Deferred taxes	11,310,384	980,806	3,367,024	—	15,658,214
Assets related to discontinued operations	2,500,000	460,514	—	—	2,960,514
Other current assets	6,314,582	2,632,425	4,417,750	—	13,364,757

Total current assets	121,388,373	29,769,718	82,840,230	(1,064,544)	232,933,777

PROPERTY AND EQUIPMENT, net	8,471,808	646,800,684	679,062,145	—	1,334,334,637
GOODWILL	—	18,527,547	—	—	18,527,547
OTHER INTANGIBLE ASSETS, net	2,079,922	8,468,181	28,171,222	—	38,719,325
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	800,537,567	(12,976,475)	(179,551,749)	(608,009,343)	—
OTHER ASSETS, net	45,907,510	1,951,878	27,693,143	—	75,552,531

Total assets	$978,385,180	$692,541,533	$638,214,991	$(609,073,887)	$1,700,067,817

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,055,261	$19,845,357	$24,484,023	$(1,064,544)	$64,320,097
Accrued liabilities	43,341,610	45,191,555	33,742,793	—	122,275,958
Income taxes payable	—	740,874	—	(740,874)	—
Current portion of long-term debt and other obligations	16,735,000	—	13,446,424	—	30,181,424
Liabilities related to discontinued operations	—	2,850,225	—	—	2,850,225

Total current liabilities	81,131,871	68,628,011	71,673,240	(1,805,418)	219,627,704

LONG-TERM NOTES, NET OF CURRENT PORTION	561,966,365	—	502,792,291	—	1,064,758,656
DEFERRED TAXES	—	1,862,190	—	(1,862,190)	—
OTHER LIABILITIES	23,414,072	19,140,020	61,254,493	—	103,808,585

Total liabilities	666,512,308	89,630,221	635,720,024	(3,667,608)	1,388,194,945

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interest	10,318,386	—	—	—	10,318,386
TOTAL STOCKHOLDER’S EQUITY	301,554,486	602,911,312	2,494,967	(605,406,279)	301,554,486

Total liabilities and stockholder’s equity	$978,385,180	$692,541,533	$638,214,991	$(609,073,887)	$1,700,067,817

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$2,697,337	$879,821,235	$12,670,295	$(3,475,815)	$891,713,052
Gaming:
Casino	—	—	136,350,891	—	136,350,891
Rooms	—	—	58,338,838	—	58,338,838
Food and beverage	—	—	46,042,900	—	46,042,900
Other	—	—	16,125,369	—	16,125,369
Promotional allowances	—	—	(24,773,656)	—	(24,773,656)

Net gaming revenue	—	—	232,084,342	—	232,084,342

Total revenue	2,697,337	879,821,235	244,754,637	(3,475,815)	1,123,797,394

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	214,657,128	1,786,717	—	216,443,845
Labor	—	253,669,664	3,308,932	—	256,978,596
Other operating expenses	1,085,901	225,085,073	5,130,100	(3,475,815)	227,825,259
Gaming:
Casino	—	—	71,987,525	—	71,987,525
Rooms	—	—	25,217,104	—	25,217,104
Food and beverage	—	—	26,857,647	—	26,857,647
Other	—	—	59,485,629	—	59,485,629
General and administrative expense	72,972,442	—	—	—	72,972,442
Depreciation and amortization	3,373,782	44,700,420	29,542,579	—	77,616,781
Asset impairment expense	—	3,806,778	—	—	3,806,778
Gain on insurance claims	—	(669,826)	(568,030)	—	(1,237,856)
Loss (gain) on disposal of assets	(941,109)	1,636	—	—	(939,473)
Pre-opening expenses	—	1,132,358	—	—	1,132,358

Total operating costs and expenses	76,491,016	742,383,231	222,748,203	(3,475,815)	1,038,146,635

OPERATING INCOME (LOSS)	(73,793,679)	137,438,004	22,006,434	—	85,650,759
OTHER EXPENSES (INCOME):
Interest expense, net	72,431,816	4,572	45,907,638	—	118,344,026
Other, net	(6,361,884)	103,004	(19,335,972)	—	(25,594,852)

Total other expense	66,069,932	107,576	26,571,666	—	92,749,174

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(139,863,611)	137,330,428	(4,565,232)	—	(7,098,415)
PROVISION (BENEFIT) FOR INCOME TAXES	(27,432,005)	29,973,668	(995,221)	—	1,546,442

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(112,431,606)	107,356,760	(3,570,011)	—	(8,644,857)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(140,733)	—	—	(140,733)

EQUITY IN EARNINGS OF SUBSIDIARIES	103,646,016	—	—	(103,646,016)	—

NET INCOME (LOSS)	(8,785,590)	107,216,027	(3,570,011)	(103,646,016)	(8,785,590)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,023,397	—	—	—	1,023,397

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$(9,808,987)	$107,216,027	$(3,570,011)	$(103,646,016)	$(9,808,987)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$3,089,010	$828,691,825	$14,885,826	$(3,204,635)	$843,462,026
Gaming:
Casino	—	—	133,648,248	—	133,648,248
Rooms	—	—	49,195,129	—	49,195,129
Food and beverage	—	—	43,813,962	—	43,813,962
Other	—	—	15,445,505	—	15,445,505
Promotional allowances	—	—	(25,330,409)	—	(25,330,409)

Net gaming revenue	—	—	216,772,435	—	216,772,435

Total revenue	3,089,010	828,691,825	231,658,261	(3,204,635)	1,060,234,461

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	203,595,209	1,978,011	—	205,573,220
Labor	—	240,900,375	3,394,561	—	244,294,936
Other operating expenses	(659,585)	199,737,188	5,049,207	(3,204,635)	200,922,175
Gaming:
Casino	—	—	70,839,003	—	70,839,003
Rooms	—	—	23,395,605	—	23,395,605
Food and beverage	—	—	24,987,034	—	24,987,034
Other	—	—	54,059,068	—	54,059,068
General and administrative expense	49,279,435	—	—	—	49,279,435
Depreciation and amortization	3,869,585	44,466,036	23,702,203	—	72,037,824
Asset impairment expense	—	2,280,258	607,584	—	2,887,842
Gain on insurance claims	—	(4,478,611)	(371,965)	—	(4,850,576)
Loss (gain) on disposal of assets	(98,188)	(516,580)	(1,483,364)	—	(2,098,132)
Pre-opening expenses	—	1,095,008	—	—	1,095,008

Total operating costs and expenses	52,391,247	687,078,883	206,156,947	(3,204,635)	942,422,442

OPERATING INCOME (LOSS)	(49,302,237)	141,612,942	25,501,314	—	117,812,019
OTHER EXPENSES (INCOME):
Interest expense, net	115,779,401	(140)	34,490,152	—	150,269,413
Other, net	4,254,566	(122)	(19,626,059)	—	(15,371,615)

Total other expense	120,033,967	(262)	14,864,093	—	134,897,798

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(169,336,204)	141,613,204	10,637,221	—	(17,085,779)
PROVISION (BENEFIT) FOR INCOME TAXES	(96,963,291)	81,079,341	6,095,128	—	(9,788,822)

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(72,372,913)	60,533,863	4,542,093	—	(7,296,957)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(205,966)	—	—	(205,966)

EQUITY IN EARNINGS OF SUBSIDIARIES	64,869,990	—	—	(64,869,990)	—

NET INCOME (LOSS)	(7,502,923)	60,327,897	4,542,093	(64,869,990)	(7,502,923)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,009,572	—	—	—	1,009,572

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	(8,512,495)	60,327,897	4,542,093	(64,869,990)	(8,512,495)
LESS: ACCRETION OF REDEEMABLE NONCONTROLLING INTERESTS	7,717,334	—	—	—	7,717,334

NET INCOME (LOSS) AVAILABLE TO LANDRY’S COMMON STOCKHOLDERS	$(16,229,829)	$60,327,897	$4,542,093	$(64,869,990)	$(16,229,829)

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Income Statement

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
REVENUES
Restaurant and hospitality	$3,621,194	$874,451,697	$16,043,402	$(3,510,874)	$890,605,419
Gaming:
Casino	—	—	152,965,231	—	152,965,231
Rooms	—	—	63,230,271	—	63,230,271
Food and beverage	—	—	47,734,759	—	47,734,759
Other	—	—	14,370,107	—	14,370,107
Promotional allowances	—	—	(25,016,953)	—	(25,016,953)

Net gaming revenue	—	—	253,283,415	—	253,283,415

Total revenue	3,621,194	874,451,697	269,326,817	(3,510,874)	1,143,888,834

OPERATING COSTS AND EXPENSES:
Restaurant and hospitality:
Cost of revenues	—	228,019,323	2,499,860	—	230,519,183
Labor	—	254,456,092	3,989,263	—	258,445,355
Other operating expenses	839,442	217,376,720	5,735,798	(3,510,874)	220,441,086
Gaming:
Casino	—	—	78,259,949	—	78,259,949
Rooms	—	—	24,194,522	—	24,194,522
Food and beverage	—	—	29,112,315	—	29,112,315
Other	—	—	58,893,485	—	58,893,485
General and administrative expense	51,294,426	—	—	—	51,294,426
Depreciation and amortization	4,603,422	43,601,918	22,086,142	—	70,291,482
Asset impairment expense	—	1,398,917	1,009,708	—	2,408,625
Loss (gain) on disposal of assets	—	—	(58,580)	—	(58,580)
Pre-opening expenses	—	2,266,004	—	—	2,266,004

Total operating costs and expenses	56,737,290	747,118,974	225,722,462	(3,510,874)	1,026,067,852

OPERATING INCOME (LOSS)	(53,116,096)	127,332,723	43,604,355	—	117,820,982
OTHER EXPENSES (INCOME):
Interest expense, net	43,796,465	—	36,020,869	—	79,817,334
Other, net	1,820,656	1,857	15,212,192	—	17,034,705

Total other expense	45,617,121	1,857	51,233,061	—	96,852,039

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(98,733,217)	127,330,866	(7,628,706)	—	20,968,943
PROVISION (BENEFIT) FOR INCOME TAXES	(26,716,657)	36,018,239	(2,075,008)	—	7,226,574

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	(72,016,560)	91,312,627	(5,553,698)	—	13,742,369
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	(10,569,067)	—	—	(10,569,067)

EQUITY IN EARNINGS OF SUBSIDIARIES	75,189,862	—	—	(75,189,862)	—

NET INCOME (LOSS)	3,173,302	80,743,560	(5,553,698)	(75,189,862)	3,173,302
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	265,115	—	—	—	265,115

NET INCOME (LOSS) ATTRIBUTABLE TO LANDRY’S	$2,908,187	$80,743,560	$(5,553,698)	$(75,189,862)	$2,908,187

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,785,590)	$107,216,027	$(3,570,011)	$(103,646,016)	$(8,785,590)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,373,782	44,700,420	29,542,579	—	77,616,781
Asset impairment expense	—	3,806,778	—	—	3,806,778
Deferred tax provision (benefit)	8,190,908	(971,846)	(1,943,344)	—	5,275,718
Gain on repurchase of debt	—	—	(32,998,237)	—	(32,998,237)
Loss (gain) on disposition of assets	(941,109)	1,636	—	—	(939,473)
Gain on insurance claims	—	(669,826)	(568,030)	—	(1,237,856)
Gain on business acquisition	(5,926,958)	—	—	—	(5,926,958)
Stock-based compensation expense	12,146,265	—	—	—	12,146,265
Change in assets and liabilities, net and other	(743,657)	(124,789,358)	49,177,005	104,710,560	28,354,550

Total adjustments	16,099,231	(77,922,196)	43,209,973	104,710,560	86,097,568

Net cash provided (used) by operating activities	7,313,641	29,293,831	39,639,962	1,064,544	77,311,978
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(3,903,817)	(33,646,874)	(13,347,779)	—	(50,898,470)
Proceeds from disposition of property and equipment	1,955,556	3,466,985	568,030	—	5,990,571
Decrease (increase) in restricted cash and cash equivalents	73,076,532	—	—	—	73,076,532
Business acquisitions, net of cash acquired	(137,786,498)	2,479,406	—	—	(135,307,092)

Net cash provided (used) in investing activities	(66,658,227)	(27,700,483)	(12,779,749)	—	(107,138,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(135,225,116)	—	(44,700,000)	—	(179,925,116)
Proceeds from debt issuance		—	—	—	—
Payments of debt and related expenses, net	(12,511,500)	—	(34,218,727)	—	(46,730,227)
Proceeds from debt issuance	182,917,500	—	—	—	182,917,500
Debt issuance costs	(10,095,041)	—	(1,789,137)	—	(11,884,178)
Proceeds from credit facility	146,000,000	—	84,180,212	—	230,180,212
Payments on credit facility	(164,304,980)	—	(84,856,779)	—	(249,161,759)
Capital contribution	55,529,158	—	—	—	55,529,158

Net cash provided (used) in financing activities	62,310,021	—	(81,384,431)	—	(19,074,410)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,965,435	1,593,348	(54,524,218)	1,064,544	(48,900,891)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	4,074,225	68,574,641	(1,064,544)	71,584,322

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,965,435	$5,667,573	$14,050,423	$—	$22,683,431

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,502,923)	$60,327,897	$4,542,093	$(64,869,990)	$(7,502,923)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,869,585	44,466,036	23,702,203	—	72,037,824
Asset impairment expense	—	2,280,258	607,584	—	2,887,842
Deferred tax provision (benefit)	10,976,645	(1,591,463)	(4,515,560)	—	4,869,622
Deferred rent and other charges (income), net	56,559,308	241,269	(18,594,931)	—	38,205,646
Gain on disposition of assets	(98,188)	(516,580)	(1,483,364)	—	(2,098,132)
Gain on insurance claims	—	(4,478,611)	(371,965)	—	(4,850,576)
Stock-based compensation expense	3,487,285	—	—	—	3,487,285
Change in assets and liabilities, net and other	(67,586,064)	(60,700,900)	28,628,398	65,039,683	(34,618,883)

Total adjustments	7,208,571	(20,299,991)	27,972,365	65,039,683	79,920,628

Net cash provided (used) by operating activities	(294,352)	40,027,906	32,514,458	169,693	72,417,705
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	804,555	(46,017,475)	(115,486,819)	—	(160,699,739)
Proceeds from disposition of property and equipment	189,552	4,358,562	6,819,965	—	11,368,079
Increase in restricted cash	(73,076,532)	—	—	—	(73,076,532)

Net cash provided (used) in investing activities	(72,082,425)	(41,658,913)	(108,666,854)	—	(222,408,192)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(47,931)	—	—	—	(47,931)
Proceeds from exercise of stock options	1,521,536	—	—	—	1,521,536
Proceeds from debt issuance	790,145,755	—	—	—	790,145,755
Payments of debt and related expenses, net	(698,985,832)	—	(15,571,574)	—	(714,557,406)
Debt issuance costs	(36,073,948)	—	(587,845)	—	(36,661,793)
Proceeds from credit facility	151,633,246	—	213,615,646	—	365,248,892
Payments on credit facility	(135,816,049)	—	(99,325,000)	—	(235,141,049)

Net cash provided (used) in financing activities	72,376,777	—	98,131,227	—	170,508,004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,631,007)	21,978,831	169,693	20,517,517
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	5,705,232	46,595,810	(1,234,237)	51,066,805

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$4,074,225	$68,574,641	$(1,064,544)	$71,584,322

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Financial Statements

Statement of Cash Flows

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Entity
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,173,302	$80,743,560	$(5,553,698)	$(75,189,862)	$3,173,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,603,422	44,176,822	22,086,142	—	70,866,386
Asset impairment expense	—	12,753,432	—	—	12,753,432
Deferred tax provision (benefit)	(11,703,200)	10,519,505	(2,710,353)	—	(3,894,048)
Gain on disposition of assets	—	(316,537)	—	—	(316,537)
Deferred rent and other charges (income), net	4,013,741	2,423,226	15,791,118	—	22,228,085
Stock-based compensation expense	4,066,431	—	—	—	4,066,431
Change in assets and liabilities, net and other	55,239,361	(129,121,347)	6,785,396	73,955,625	6,859,035

Total adjustments	56,219,755	(59,564,899)	41,952,303	73,955,625	112,562,784

Net cash provided (used) by operating activities	59,393,057	21,178,661	36,398,605	(1,234,237)	115,736,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions and/or transfers	(4,030,768)	(63,301,297)	(48,746,726)	—	(116,078,791)
Proceeds from disposition of property and equipment	—	36,136,768	—	—	36,136,768

Net cash provided (used) in investing activities	(4,030,768)	(27,164,529)	(48,746,726)	—	(79,942,023)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock for treasury	(43,049)	—	—	—	(43,049)
Proceeds from exercise of stock options	21,361	—	—	—	21,361
Payments of debt and related expenses, net	(40,107)	—	(215,907)	—	(256,014)
Proceeds from term loans	—	—	39,515,152	—	39,515,152
Debt issuance costs	(5,134,387)	—	—	—	(5,134,387)
Proceeds from credit facility	239,182,803	—	104,000,000	—	343,182,803
Payments on credit facility	(292,000,000)	—	(108,000,000)	—	(400,000,000)
Dividends paid	(1,614,370)	—	—	—	(1,614,370)

Net cash provided (used) in financing activities	(59,627,749)	—	35,299,245	—	(24,328,504)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,265,460)	(5,985,868)	22,951,124	(1,234,237)	11,465,559
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,265,460	11,691,100	23,644,686	—	39,601,246

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$5,705,232	$46,595,810	$(1,234,237)	$51,066,805

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

In 1999, we entered into a ground lease with 610 Loop Venture, LLC, a company wholly owned by our Chairman and Chief Executive Officer, on land owned by us adjacent to our corporate headquarters. Under the terms of the ground lease, 610 Loop Venture pays us base rent of $12,000 per month plus pro-rata real property taxes and insurance. 610 Loop Venture also has the option to purchase certain property based upon a contractual agreement. In 2009, 610 Loop Venture exercised its purchase options and acquired the land from us for approximately $1.8 million.

In 2002, we entered into an $8,000 per month, 20 year, with option renewals, ground lease agreement with Fertitta Hospitality for a new Rainforest Cafe on prime waterfront land in Galveston, Texas. The annual rent is equal to the greater of the base rent or percentage rent up to six percent, plus taxes and insurance. In 2010, 2009 and 2008, we paid base and percentage rent aggregating $492,000, $434,000 and $561,000, respectively.

As permitted by the employment contract between us and the Chief Executive Officer, charitable contributions were made by us to a charitable Foundation that the Chief Executive Officer served as Trustee in the amount of $125,000, $130,000 and $98,000 in 2010, 2009, and 2008, respectively. The contributions were made in addition to the normal salary and bonus permitted under the employment contract.

We, on a routine basis, hold or host promotional events, training seminars and conferences for our personnel. In connection therewith, we incurred in 2010, 2009 and 2008 expenses in the amount of $38,389, $20,850 and $29,000, respectively, at resort hotel properties owned by our Chief Executive Officer and managed by us.

Landry’s and Fertitta Hospitality jointly sponsored events and promotional activities in 2010, 2009 and 2008 which resulted in shared costs and use of our personnel or Fertitta Hospitality employees and assets.

In December 2010, we entered into an agreement to manage 37 Claim Jumper restaurants acquired by Fertitta Entertainment, Inc. for a management fee of $458,333 per month.

In December 2010, we made a $500,000 deposit and entered into a three year triple net operating lease agreement with Fertitta Entertainment, LLC with rental payments of $138,000 per month. In addition, we agreed to share in the costs of certain improvements to the asset of approximately $2.1 million.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable than might have been obtained from unaffiliated third parties.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly consolidated results of operations.

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Quarter Ended:
Revenues	$258,730,873	$294,607,331	$291,500,032	$278,959,158
Cost of revenues	52,494,595	60,851,733	60,206,134	57,085,005
Operating income	25,641,708	17,212,405	27,906,337	14,890,309
Net income (loss) available to Landry’s Common Stockholder	14,326,195	(8,203,992)	(5,528,960)	(10,402,230)

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Quarter Ended:
Revenues	$256,289,983	$282,005,341	$276,608,863	$245,330,275
Cost of revenues	52,760,858	57,541,816	56,884,087	51,368,021
Operating income	38,491,294	34,995,375	29,933,924	14,391,427
Net income (loss) available to Landry’s Common Stockholder	6,008,483	6,604,434	6,721,115	(35,563,861)

        The first quarter of 2010 included a gain of $33.0 million related to the repurchase of an aggregate $62.8 million face amount of the Golden Nugget’s Second Lien debt, offset by non-cash charges of $10.0 million related to interest rate swaps. The second quarter of 2010 included non-cash charges of $5.3 million related to interest rate swaps, charges related to the Going Private Transaction and a gain of $5.9 million recorded in connection with the Oceanaire acquisition. The third quarter of 2010 included non-cash charges of $3.4 million related to interest rate swaps. The fourth quarter of 2010 included a charge of $9.8 million associated with accelerated recognition of stock compensation expense resulting from the Going Private transaction, offset by non-cash gains of $6.1 million related to interest rate swaps.

LANDRY’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. SUBSEQUENT EVENTS

In February 2011, we agreed to buy the Trump Marina Hotel and Casino in Atlantic City in an asset purchase for $38.0 million and the assumption of certain working capital liabilities to expand our gaming business into the second largest gaming market in America. The transaction is subject to certain regulatory requirements and customary closing conditions. We expect to close the transaction in the second quarter of 2011.

LANDRY’S RESTAURANTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of Houston, State of Texas, on the 16th day of March, 2011

LANDRY’S RESTAURANTS, INC.

/S/ TILMAN J. FERTITTA
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

Name	Title	Date

/S/ TILMAN J. FERTITTA Tilman J. Fertitta	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/S/ RICK H. LIEM Rick H. Liem	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 16, 2011

/S/ STEVEN L. SCHEINTHAL Steven L. Scheinthal	Executive Vice President, Secretary, General Counsel and Director	March 16, 2011

/S/ MICHAEL S. CHADWICK Michael S. Chadwick	Director	March 16, 2011

/S/ JOE MAX TAYLOR Joe Max Taylor	Director	March 16, 2011

/S/ KENNETH BRIMMER Kenneth Brimmer	Director	March 16, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Stock Purchase Agreement dated February 3, 2005 between Landry’s Restaurants, Inc. and Poster Financial Group, Inc. regarding the acquisition of Golden Nugget Casino (incorporated by reference to Exhibit 2.1 of the Company’s
Form 10-K for the year ended December 31, 2004, File No. 000-22150).

3.1	Certificate of Incorporation of Landry’s Seafood Restaurants, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

3.4	Bylaws of Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

3.5	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 001-15531).

3.6	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed on December 28, 2007, File No. 001-15531).

10.1	1993 Stock Option Plan (“Plan”) (incorporated by reference to Exhibit 10.60 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.2	Form of Incentive Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.3	Form of Non-Qualified Stock Option Agreement under the Plan (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.4	Non-Qualified Formula Stock Option Plan for Non-Employee Directors (“Directors’ Plan”) (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.5	First Amendment to Non-Qualified Formula Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit C of the Company’s Proxy Statement, filed on May 8, 1995, File No. 000-22150).

10.6	Form of Stock Option Agreement for Directors’ Plan (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement of Form S-1, filed on July 2, 1993, File No. 33-65498).

10.7	1995 Flexible Incentive Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement, filed May 8, 1995, File No. 000-22150).

10.8	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended December 31, 2003, filed March 9, 2004, File No. 001-15531).

10.9	Form of Stock Option Agreement between Landry’s Seafood Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 1995, File No. 000-22150).

10.10	Purchase Agreement dated December 15, 2004 between the Company and the initial purchasers (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.11	Indenture Agreement dated as of December 28, 2004 by and among the Company, the Guarantors and Wachovia Securities, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.12	Registration Rights Agreement date as of December 28, 2004 by and among the Company, the Guarantors and the initial purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

Exhibit No.	Exhibit

10.13	Credit Agreement dated as of December 28, 2004 by and among the Company, Wachovia Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.14	Security Agreement dated as of December 28, 2004 by and among the Company, the additional grantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.15	Guaranty Agreement dated as of December 28, 2004 between the Company and the Guarantors (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed December 28, 2004, File No. 000-22150).

10.16	Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed August 12, 2003, File No. 001-15531).

10.17	Landry’s Restaurants, Inc. 2002 Employee/Rainforest Conversion Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.18	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.2 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.19	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.3 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.20	Landry’s Restaurants, Inc. 2002 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.5 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.21	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 1 (incorporated by reference to Exhibit 99.6 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.22	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 2 (incorporated by reference to Exhibit 99.7 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.23	Landry’s Restaurants, Inc. 2001 Employee Agreement No. 4 (incorporated by reference to Exhibit 99.9 of the Company’s Form S-8, filed March 31, 2003, File No. 333-104175).

10.24	Form of Management Agreement between Landry’s Management, L.P. and Fertitta Hospitality (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended December 31, 2003, File No. 001-15531).

10.25	Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, File No. 000-22150).

10.26	Amendment to Ground Lease between Landry’s Management, L.P. and 610 Loop Venture, L.L.C. (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.27	Second Amendment to Contract of Sale and Development Agreement between Landry’s Management, L.P. and 610 Loop Venture, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.28	Form of Landry’s Restaurants, Inc. Nonqualified Stock Option Agreement for use in Landry’s Restaurants, Inc. 2001 Individual Stock Option Agreements (incorporated by reference to Exhibit 99.10 of the Company’s Form S-8, filed on March 31, 2003, File No. 333-104175).

10.29	Lease Agreement dated December 1, 2001 between Rainforest Cafe, Inc. and Fertitta Hospitality, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.30	Form of Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ended December 31, 2004, File No. 000-22150).

10.31	First Amendment to Personal Service and Employment Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2005, File No. 001-15531).

10.32	Restricted Stock Agreement between Landry’s Restaurants, Inc. and Tilman J. Fertitta (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2005, File No. 001-15531).

Exhibit No.	Exhibit

10.33	T-Rex Cafe, Inc. Stockholders Agreement (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2006, File No. 001-15531).

10.34	Stock Purchase Agreement By and Among JCS Holdings, LLC, LSRI Holdings, Inc and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2006,
File No. 001-15531).

10.35	First Supplemental Indenture, dated as of October 29, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.36	Second Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of December 28, 2004 for the 7.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.37	Indenture, dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. as issuer, The Subsidiary Guarantors, as Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.38	First Supplemental Indenture, dated as of November 19, 2007 to Indenture dated as of October 29, 2007 for the 9.50% Senior Notes Due 2014 between Landry’s Restaurant’s Inc. and U.S. Bank National Association (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended December 31, 2007, File No. 001-15531).

10.39	First Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, File No. 001-15531).

10.40	Second Lien Credit Agreement dated as of June 14, 2007 by and among Golden Nugget, Inc., Wachovia Bank, National Association and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, File No. 001-15531).

10.41	Contract Agreement dated as of April 7, 2008 between Golden Nugget, Inc. and The Penta Building Group, Inc., General Corporation. (incorporated by reference to Exhibit 14.41 of the Company’s Form 10-K for the year ended December 31, 2008, File No. 001-15531).

10.42	Agreement and Plan of Merger among Fertitta Holdings, Inc., Fertitta, Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of June 16, 2008 (incorporated by reference to Exhibit 2 on the Company’s Form 8-K filing on June 17, 2008, File No. 001-15531).

10.43	First Amendment to Agreement and Plan of Merger dated as of October 18, 2008 by and among Fertitta Holdings, Inc, Fertitta Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 2 on the Company’s Form 8-K filing on October 20, 2008, File No. 001-15531).

10.44	Credit Agreement by and among Landry’s Restaurants, Inc. and Wells Fargo, Foothill, LLC, Wells Fargo Foothill, LLC and Jefferies Finance, LLC dated as of December 22, 2008 (incorporated by reference to Exhibit 10 of the Company’s Form 8-K filing dated December 24, 2008, File No. 001-15531).

10.45	14% Senior Secured Notes due 2011 Purchase Agreement dated February 4, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.4 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.46

14% Senior Secured Notes due 2011 Registration Rights Agreement dated February 13, 2009 by and among Landry’s Restaurants, Inc. and Jefferies & Company, Inc. (incorporated by reference to

Exhibit 10.2 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.47	Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Foothill, LLC and Jefferies Finance LLC dated as of February 13, 2009 (incorporated by reference to Exhibit 10.3 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

10.48	Indenture to the 14% Senior Secured Notes Due 2011 dated as of February 13, 2009 among Landry’s Restaurants, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filing on February 17, 2009, File No. 001-15531).

Exhibit No.	Exhibit

10.49

Termination of Agreement and Plan of Merger dated as of January 11, 2009 by and among

Fertitta Holdings, Inc., Fertitta Acquisition Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. (incorporated by reference to Exhibit 10.1 on the Company’s Form 8-K filing on January 1, 2009, File No. 001-15531).

10.50	Amendment No. 1 to First Lien Credit Agreement dated August 10, 2009 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto (incorporated by reference to Exhibit 10.50 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.51	Amendment No. 1 and Consent to Second Lien Credit Agreement dated August 10, 2009 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto (incorporated by reference to Exhibit 10.51 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.52	Agreement and Plan of Merger among Fertitta Group, Inc. and Fertitta Merger Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of November 3, 2009 (incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K filing on November 3, 2009, File No. 001-15531).

10.53	Second Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Foothill, LLC and Jefferies Finance LLC dated as of November 30, 2009 (incorporated by reference to Exhibit 10.53 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.54	Indenture to the 11 5/8% Senior Secured Notes Due 2015 dated as of November 30, 2009 among Landry’s Restaurants, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement in Form S-4 filing on February 12, 2010, File No. 333-164887).

10.55	11 5/8% Senior Secured Notes Due 2015 Registration Rights Agreement dated November 30, 2009 by and among Landry’s Restaurants, Inc, Jefferies & Company, Inc., UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Rights Agreement in Form S-4 filing on February 12, 2010, File No. 333-164887).

10.56	11 5/8% Senior Secured Notes Due 2015 Purchase Agreement dated November 17, 2009 by and among Landry’s Restaurants, Inc, Jefferies & Company, Inc., UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.56 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.57	Amendment No. 2 and Waiver to First Lien Credit Agreement dated February 17, 2010 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto (incorporated by reference to Exhibit 10.57 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.58	Amendment No. 2 and Waiver to Second Lien Credit Agreement dated February 17, 2010 by and among Golden Nugget, Inc., Landry’s Restaurants, Inc., Wachovia Bank, National Association and the other financial institution parties thereto (incorporated by reference to Exhibit 10.58 on the Company’s Form 10-K filing on December 31, 2009, File No. 001-15531).

10.59	First Amendment to Agreement and Plan of Merger among Fertitta Group, Inc. and Fertitta Merger Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of November 3, 2009 (incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K filing on May 27, 2010, File No. 001-15531).

10.60	Second Amendment to Agreement and Plan of Merger among Fertitta Group, Inc. and Fertitta Merger Co., Tilman J. Fertitta and Landry’s Restaurants, Inc. dated as of November 3, 2009 (incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K filing on June 20, 2010, File No. 001-15531).

10.61	Third Amended and Restated Credit Agreement by and among Landry’s Restaurants, Inc. as borrower and Wells Fargo Capital Finance, LLC as Agent dated as of December 20, 2010 (incorporated by reference on the Company’s Form 8-K filing on December 21, 2010, File No. 001-15531).

*12.1	Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended December 31, 2003)

*21	Subsidiaries of Landry’s Restaurants, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(b)

*	Filed herewith